Form 10KSB
period 1999-12-31
QORUS COM INC
filed 2000-03-29
CIK 1095691

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-27551

                                QORUS.COM, INC.

                 (Name of Small Business Issuer in its Charter)

                   FLORIDA                                       65-0358792
       (State or other jurisdiction of                        (I.R.S. employer
        incorporation or organization)                      identification no.)

           11350 RANDOM HILLS ROAD
                  SUITE 650
              FAIRFAX, VIRGINIA                                    22030
   (Address of principal executive offices)                      (Zip Code)

                                 (703) 279-6430
                (Issuer's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, Par Value $.001 PER SHARE

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year: $105,775

     The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $8,796,000.

     As of March 27, 2000, 12,874,407 shares of the registrant's Common Stock were outstanding.

           Transitional Small Business Disclosure Format (Check One):
                                Yes [ ]  No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with the registrant's 2000 annual meeting of stockholders, have been incorporated by reference in Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

  Summary

     Qorus.com, Inc. intends to offer "unified messaging" services. To date, Qorus has entered into distribution partnerships for its product, but has generated no significant revenues. Qorus will require substantial additional financing to execute its business plan and has been issued a "going concern" opinion from its accountants.

     Qorus intends to consolidate and simplify voice mail, e-mail, paging, and fax messaging. According to a recent survey conducted by Pitney Bowes in May 1998, the average worker manages 190 messages a day, including e-mail, faxes, voice mail and standard mail. According to Sounding Board Magazine, there were over 2.8 trillion e-mail messages sent to and from U.S. mailboxes in 1998 and approximately 2 trillion minutes of usage on the public phone network in 1997. In addition to desktop devices, there were 55.3 million pagers, 56 million cell phones, and 8 million personal communications services phones in use in 1998 according to Sounding Board Magazine. The simple fact is that the number of messages and mediums for sending and receiving messages is growing out of control.

     Qorus' service will simplify sending and receiving messages by consolidating all inbound messages and letting the user select the most effective and suitable mode for receiving and responding to these messages. Specifically, it will enable the user to send, receive, sort and filter voice mail, e-mail, faxes, and pages from any phone or Internet ready device in the world. In addition, it will enable the user to listen to text-based messages, such as e-mail, and reply to them by voice. Advanced features to be introduced at a later date will even translate voice and text from one language into another. Qorus' distribution partners are currently utilizing the service for internal purposes and are conducting market trials in anticipation of making our service available to their customers. We plan to market our services to Internet service providers and small to medium sized telecommunications carriers.

  Our Parents and Affiliates

     We are controlled by Thurston Group, Inc., a privately owned merchant banking firm located in Chicago, Illinois, and its affiliates. Thurston Group, directly and indirectly through its various affiliates and investment limited partnerships, beneficially owns approximately 25% of our common stock.

     Thurston Group is controlled by Patrick J. Haynes, III, our Senior Chairman and the Chairman of the Executive Committee of our board, and Russell T. Stern, Jr., who does not participate in our management. Mr. Haynes actively participates in our management. Our board has granted Mr. Haynes broad authority to manage our day-to-day affairs. Mr. Haynes, however, does not have an employment contract with us and does not receive any cash compensation for providing his services to us.

  Background of our Formation

     Thurston Group and its affiliates and Deloitte & Touche Co. founded NetDox, Inc. in 1997 with an initial aggregate capital investment of approximately $35 million. NetDox was formed to develop secure messaging and electronic trust services using Internet technologies.

     Thurston Group and its affiliates founded a privately held Delaware corporation named "Qorus.com, Inc." in early 1999 to develop and provide unified messaging services. At or about this same time, Thurston Group and Deloitte & Touche determined to discontinue their joint venture in NetDox, and Thurston Group acquired Deloitte & Touche's interest. Certain key employees of NetDox joined Qorus, the privately held Delaware corporation. In mid-July 1999, Qorus acquired substantially all of the operating assets of NetDox to use in its unified messaging business.

     Thurston Group and its affiliates have directly or indirectly provided substantially all of our funds for operating activities since March 1999. As more fully described below, we have received minimal revenues from operations to date.

  Formation History

     Qorus was originally incorporated under the laws of the State of Florida on January 23, 1991, under the name "Speak Up America Association, Inc." and changed its name to "Golf Ball World, Inc." on January 16, 1996. Golf Ball World changed its name to "Qorus.com, Inc." on May 7, 1999, in connection with its acquisition of all of the issued and outstanding capital stock of Qorus.com, Inc., a Delaware corporation.

     Qorus.com, Inc., the Delaware corporation, was incorporated under the laws of the State of Delaware on March 10, 1999, under the name "GOBIG, Inc." for the purpose of engaging in the telecommunications services business. GOBIG changed its name to "Qorus.com, Inc." on March 24, 1999. To avoid confusion, we will refer to Qorus.com, Inc., the Delaware corporation, as Qorus Delaware. On or about April 15, 1999, Qorus Delaware entered into certain transactions with Tornado Development, Inc. and commenced business operations. Qorus Delaware was founded by Thurston Group, Inc. and its affiliates. Patrick J. Haynes, III is the Senior Managing Director of Thurston Group, Inc. and is Qorus' Senior Chairman of the Board and Chairman of the Executive Committee.

     On or about May 19, 1999, the stockholders of Qorus.com, Inc., the Delaware corporation, entered into an Acquisition Agreement with Golf Ball World. Pursuant to the Acquisition Agreement, each of those stockholders exchanged their shares of Qorus Delaware common stock for an aggregate of 5,333,145 shares of the common stock of Golf Ball World. As a result of such exchange, Qorus Delaware became a wholly owned subsidiary of Golf Ball World and the former stockholders of Qorus Delaware acquired approximately 71.5% of the issued and outstanding shares of Qorus. As provided in the Acquisition Agreement, Golf Ball World changed its name to "Qorus.com, Inc." On or about October 5, 1999, Qorus Delaware was merged with and into Qorus.

  Our Product

     We market our unified messaging software product to Internet service providers and telecommunications companies. These Internet service providers and telecommunications companies often desire to offer additional services to complement their basic service offering but do not have the capability to offer such additional services. We offer our customers the unified messaging service to enhance their basic telephone or Internet services. Our unified messaging service can be customized or branded to meet the unique needs of each customer. We believe we can offer services to our customers on a timelier basis than our hardware-based competitors and offer more variety of features than our service-based competitors.

     UNIFIED MESSAGING

     Our initial service offering will be unified messaging. This service consolidates in-bound voice mail, e-mail, and fax messages and enables the user to receive these messages in one central mailbox. One of the powerful features of this system is that it can translate voice to text and text to voice. As a result, the user can pick the medium through which they receive messages and the medium through which they send messages. For example, a user can listen to an e-mail via a mobile phone and respond by voice and have the system translate and reply in an e-mail communication.

     The software has the ability to manage vast amounts of information efficiently. The key to the system, and what differentiates it from similar software products, is that it stores all received information, audio, text, video or any input medium, in a common format instead of a medium specific format. The information is then identified and catalogued with a description of its contents into the database. The database is able to determine what to do with these common message inputs quickly. The software can save, copy, forward to others, send or schedule for future delivery any message in the database. The software includes the ability to manipulate these messages based upon the instruction from the database. Received messages can be transformed into voice or text, whichever is appropriate for the medium accessing the message database.

     The software provides many features and can be accessed from multiple devices such as computer, telephone, and personal data assistants. Additional features and access devices can be quickly added because the underlying software is flexible and allows a broad range of programming alternatives. We intend to add new features continually with the goal of providing the best products in the marketplace.

     We also intend to offer enhanced services to our basic unified messaging offering. Initial enhanced services will include secure message delivery services. These features include:

     - Messages delivered in a coded format to insure security

     - Delivery certification (confirmed)

     - Postmarking

     - Tracking/audit trail

     - Sender confidentiality

     - Transaction archiving

     ENHANCED BUSINESS SERVICES

     We are in the process of identifying and procuring messaging and verification products for companies that are implementing "paperless" or electronic messaging services. For example, we are currently providing an e-ticket confirmation service for a major U.S.-based airline. In this case, the airline is seeking to reduce its cost of delivering e-ticket confirmations to its customers.

     Over the next two years we intend to add services in the following areas:

     - User conveniences (calendaring, event notification, "follow-me" phone)

     - Personal time management

     - Language and linguistics communication (multiple language translation of e-mail, voice mail, fax, and page; voice activated commands)

     - Business services (certified mail, archiving, safety deposit box, control and distribution of valued content, conferencing, e-mail conference rooms)

     For a description of our plans to finance our business plan, please see
Item 2. Management's Discussion and Analysis or Plan of Operation.

     SOFTWARE LICENSE

     Our service is based on software obtained through a global license from Tornado Development, Inc. We also made an equity investment in Tornado Development to secure access to the technology, influence development priorities and provide corporate direction. On July 15, 1999, Qorus acquired 127,324 shares of the Series B Preferred Stock of Tornado Development. At the same time, we also acquired 50,000 warrants to purchase common stock of Tornado Development. Since that time, we transferred 63,581 shares of Series B Preferred Stock and 25,000 warrants to purchase common stock back to Tornado Development in payment of $432,222 in accrued expenses owed to Tornado Development and a credit of $67,778 to be applied to future services or fees due from us to Tornado Development. Mr. Haynes served as a director of Tornado Development as a representative for Qorus from April 1999 until he resigned in October 1999. Neither Thurston Group nor any of its affiliates has any ownership of or investment in Tornado Development.

     On April 15, 1999, Tornado Development granted Qorus a non-exclusive license to use the software developed by Tornado Development. The software enables a universal messaging solution that provides integration of e-mail, fax, and voice mail through the Internet or telephone systems. Under the terms of the license, Qorus may use the software anywhere in the United States, the United Kingdom and any additional countries or jurisdictions identified by us in writing to Tornado. The initial term of the license is 36 months. The term will be automatically extended for an additional 36-month period. Two types of fees are payable by Qorus to Tornado for the license. A license fee in the amount of $15 per subscriber per year is payable and is based on the monthly average number of subscribers. There is a 10,000 subscriber minimum on the initial server and 5,000 subscriber minimum for each additional server. A royalty fee in the amount of $380 per channel is payable and is based on the number of channels in use.

     The license may be terminated as follows:

     - By either party upon a material breach of the license agreement by the other party if such breaching party has not cured the breach within 30 days of receipt of notice of the breach.

     - By Qorus if Qorus determines in its sole discretion that it is no longer in Qorus' best interest to market the service by providing written notice to Tornado Development.

     - By Tornado Development if Qorus fails to timely pay any fees due under the license agreement and such failure is not cured within ten days.

     - By Tornado Development immediately if Qorus slanders or libels Tornado Development in a manner which has a material adverse impact on Tornado Development, or misappropriates or misuses Tornado Development's trademarks or service marks.

     Qorus recently entered into an agreement with Exodus Communications for operation and management of Qorus' software. Exodus Communications is a leader in internet hosting and managed services. Neither Qorus, Thurston Group nor any of their affiliates has any ownership of or investment in Exodus Communications.

     MARKETING STRATEGY

     Our strategic objective is to become a leader in the development and marketing of communications management products. We intend to focus on the small and home office market and obtain market penetration by developing distribution relationships.

     According to the U.S. Unified Messaging Services Market Assessment and Forecast, 1998-2003 published by International Data Corp., analysts found that 50% of small businesses have access to the Internet and over 70% have access to a fax machine. We believe that these businesses will be seeking to combine e-mail and fax communications. We believe our basic service offering will provide a simple, cost-effective solution for this market. Once Qorus establishes a presence with its basic service offering, we will market additional Internet document delivery services for e-commerce such as secure message delivery and delivery certification services.

     To obtain market penetration, we intend to establish distribution relationships with organizations that provide products and services to the small and home office market. We believe that utilizing this distribution method will enable us to reach the largest possible target customer base with our current limited sales and marketing resources. We have targeted Internet service providers, commonly called ISPs, and small and medium telecommunications companies as our distribution partners. Our current distribution partners include Alpha Telecom, C2C Telecom and CyberGate.

     ISPs provide small and home office markets with access to the Internet. Most offer basic e-mail services. Adding our unified messaging service to their existing service permits the ISP to distinguish itself from its competitors. In addition, most ISPs have little or no experience in voice and voice mail systems. Our service provides them with an effective message management tool that does not require a large investment.

     Small and medium telecommunications carriers target the small and home office market. These carriers often offer customers voice mail as an enhanced service. Our service will enhance these offerings and help reduce customer turnover, or churn. An executive at Call Sciences Corp. stated in Phone+ Magazine that CallNet Data Systems, Inc., a subsidiary of British Telecommunications plc, reduced its customer churn by 80% over a six-month period by using unified messaging. In addition, unified messaging is expected to provide these carriers with two to three times more direct revenue than voice mail alone and indirect revenue through increased usage. As Qorus penetrates the small and home office market, we intend to expand into the mass consumer and large enterprise market. Both provide opportunity and challenges.

     The mass consumer market is a large but fragmented market. Analysts expect that consumers will move to unified messaging as a means to simplify communications at home. The challenge in this market is reaching the consumer and providing convenience at a reasonable price. Qorus believes that the consumer market is best reached through direct marketing. We will use our distribution partner relationships to reach this segment but recognize that even with the support of our distribution partners, we will require additional resources to enter this market properly.

     The large enterprise market presents the biggest challenge. These organizations have significant investment in existing systems. Consequently, they are more likely to acquire their own messaging software systems and manage them internally.

     We intend to enter this market by targeting branch offices and parts of the organizations that travel extensively. We intend to develop relationships with systems integrators and telecommunications companies to assist with this market. We will utilize a direct sales force to market directly to our distribution partners. We will develop standard and custom service packages designed for specific markets and needs. We believe that this market will require significant additional resources.

     In order to enter the consumer and large enterprise market, we will need to obtain additional funding through existing operations or outside sources. Such funding sources may or may not be available at the appropriate time.

  Distribution Partners

     Below is a brief description of the agreements we have entered with our distribution partners. None of these agreements grant exclusive rights to the distributor. We may enter into agreements with other parties covering the same or different territory at any time.

     On or about July 8, 1999, Qorus entered into an authorized reseller agreement with U.K.-based Alpha Telecom to offer unified messaging services in the United Kingdom, Germany and Switzerland. Alpha Telecom is based in the United Kingdom. Alpha Telecom has more than 200,000 customers in the United Kingdom and continental Europe. The term of the agreement is three years and will be automatically extended for additional one year periods unless one party gives the other party notice of termination six months prior to the then current expiration date. We will share the revenue earned for our service equally with Alpha Telecom. The monthly fee for the service is L9.95 per month per subscriber and may be changed only with the written consent of both Qorus and Alpha Telecom. Alpha Telecom is expected to begin offering Qorus' service in the late first quarter or early second quarter of 2000. Neither Qorus, Thurston Group nor any of their affiliates has any ownership of or investment in Alpha Telecom.

     On October 21, 1999, Qorus entered into an authorized reseller agreement with CyberGate. The term of the agreement is one year and will be automatically extended for additional one year periods unless one party gives the other party notice of termination 90 days prior to the then current expiration date. CyberGate will pay us $8.00 per month per subscriber. We have agreed to participate with CyberGate in developing and implementing appropriate incentive programs to accelerate acceptance of the unified messaging product by the market. Each of Qorus and CyberGate will contribute $25,000 in marketing funds to be used in encouraging subscription to the service. These funds will be used in programs jointly developed by us and CyberGate. CyberGate is a subsidiary of e.spire Communications. e.spire Communications, formerly known as American Communications Services, was founded by Thurston Group, Inc. and its affiliates in 1992. Mr. Haynes served as president of American Communications Services until 1993. Russell T. Stern, Jr., a principal of Thurston Group and its affiliates, served on e.spire's board of directors from 1992 to 1994. Thurston Group and its affiliates currently own less than 1% of the total outstanding shares of e.spire Communications. William Salatich, a member of the board of directors of Qorus, currently owns less than 1% of e.spire Communications' total outstanding shares. George Middlemas, a member of the board of directors of Qorus, is a former director of e.spire and currently beneficially owns approximately 2.4% of the total outstanding shares of e.spire Communications. Qorus has no ownership of or investment in e.spire Communications.

     On September 21, 1999, Qorus entered into an authorized reseller agreement with C2C Telecom, Inc. to offer unified messaging services in the United States. The term of the agreement is one year and will be automatically extended for additional one year periods unless one party gives the other party notice of termination three months prior to the then current expiration date. C2C will pay us 20% of its advertising revenue from the C2C website (pincity.com) on a monthly basis. In addition, we will earn a fee of 50% of the gross margin earned through unified messaging accounts. Gross margin is defined as revenue less operating costs (excluding interest, depreciation, amortization and payments or distributions to the owners of C2C).

     On September 10, 1999, we entered into a master agreement with Moore Business Communications Services to provide electronic messaging services. The agreement does not obligate Moore Business Communications Services to order any services from us, or us to agree to provide services, but establishes the terms and conditions controlling if, as and when a statement of work is entered into by the parties and services are ordered. We entered into a statement of work under the master agreement on December 29, 1999. The statement of work relates to the development and operation of an electronic ticketing process for Northwest Airlines. We will adapt our product to fax or e-mail a trip summary and receipt to Northwest Airlines' customers. The statement of work is for a three year term. Moore Business Communications Services may terminate the statement of work at any time for a termination fee of 25% of the total amount to be paid under the statement of work. However, Moore Business Communications Services may terminate the statement of work and a termination fee will not be payable if Northwest Airlines terminates its agreement with Moore Business Communications Services.

     In connection with the agreement with Moore Business Communications Services, we entered into a commission agreement with NetDox to compensate NetDox for its efforts in securing this contract. Under the commission agreement, NetDox will be entitled to a commission in the amount of 20% of all gross revenues (excluding development fees or other non-recurring revenues) received by us under the master agreement with Moore Business Communications Services. To date, we have paid no commissions to NetDox pursuant to the commission agreement.

  Competition

     The industry is new and rapidly evolving. We expect competition to intensify as the market grows. There are three segments in the market: those that offer equipment based products, software based products and outsourced services.

     The equipment based product providers are the large telecommunications equipment vendors such as Lucent and Nortel and the large communications carriers such as AT&T and MCI/WorldCom. The target market for these competitors is large enterprises where these companies already provide products and services. The challenge in this market is integration of the equipment product with the customers' existing systems, both voice and data.

     There are several new competitors that offer software based products. Most of these are relatively small and are focused on selling software licenses to large enterprises. Some of the competitors in this segment include iPost, Orchestrate, General Magic Portico, UPA, Wildfire, and Jfax. These competitors face the same challenge of dealing with the large enterprise market integration and sales and support requirements.

     Recently, several new competitors have entered our market. These include Linx Communications and Call Sciences. They tend to be regionally focused and are competing directly with the ISPs and the telecommunications carriers. These competitors lack distribution and rely exclusively on Internet search engines to market their products.

     We believe Qorus has several advantages over our competition. Our service is Internet-based and offers more features and supports more communication media than any one competitor. Some competitors offer Internet based solutions, but none of these systems is Java based, and therefore not independent of the user's type of computer and software. We are committed to maintaining a technical advantage over our competitors. We have chosen this Internet-based software as the basis of our service because of our strong belief of the proliferation of the Internet and the combination of voice, video, and data capabilities on the Internet.

     We recognize that rapidly building market share is critical to the success of Qorus. Most of our competitors are relying on an internal sales force or direct marketing through the Internet for their distribution. We believe we can offer significant value to our distribution partners by enabling them to differentiate themselves in the market place by offering our unified messaging service.

  Industry

     The communications industry is undergoing significant change and rapid growth. This is being fueled by four key elements:

     - Deregulation and the introduction of competition on a global basis

     - Rapid advancement of computer and communications technology that is increasing speed, capacity, and quality

     - The emergence of the Internet as a significant communications medium

     - A deflationary environment that has reduced cost and stimulated demand

     In this industry, the Internet is the fastest growing segment. According to analysts at Wit Capital, the number of web users is expected to grow from 142 million in 1998 to over 500 million by the year 2003. The cornerstone of activity of these users is e-mail. Electronic Mail and Messaging Systems estimates that the total number of global e-mail boxes has increased to 325 million at the end of 1998 from 198 million at the end of 1997. By the year 2001, the number of mailboxes is expected to continue to grow, and, in the U.S., analysts anticipate that there will be more than 6.8 trillion electronic messages according to Sounding Board Magazine.

     In addition to e-mail, the Internet is starting to attract fax and voice traffic. For example, making telephone calls using the Internet, commonly referred to as Internet telephony, represented about $2 billion of revenue in 1998, according to Sounding Board Magazine. Analysts expect that by the year 2002, Internet telephony revenue will approach $25 billion, according to Sounding Board Magazine. Fax traffic is also growing. Sounding Board Magazine reports that the Internet fax market was estimated at over $120 million in 1998 and is expected to grow to over $420 million by 2002.

     In 1998, service revenue from e-mail was estimated at approximately $6 billion, according to International Data Corp.'s Unified Messaging Report, and revenue from voice-mail services was estimated at approximately $2 billion, according to Sounding Board Magazine. Analysts estimate that by 2002 service revenue for these applications will approach $12 billion and $1-5 billion for the unified messaging market, as reported in the Unified Messaging Report.

     The Internet is rapidly maturing into a global communications medium. It is evolving from passive publishing to an interactive communications and applications environment. It will continue to play an increasingly important role in electronic commerce, become the dominant source of information, and we believe it will be the medium of choice for voice, data, and video communications.

     We believe that the combination of voice and data networks will be the most significant event to impact the information and communications industry over the next few years. We also believe that the market for services and applications based on the combined networks will continue to grow. We believe our software-based service will position us to participate in this growth by enabling us to offer enhanced services above and beyond unified messaging. We believe the rapidly evolving e-commerce industry offers especially promising opportunities for new services, and we intend actively to focus on developing messaging solutions for the e-commerce market.

  Year 2000 Compliance

     Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with these "Year 2000" requirements. Qorus' business is dependent upon on the operation of numerous systems that could potentially be impacted by Year 2000 related problems.

     The third-party vendor upon which we materially rely is Tornado Development, which provides the software on which our service is based. Tornado Development has responded to our inquiries into its Year 2000 readiness. Tornado Development has warranted to Qorus that the unified messaging and related software provided by Tornado Development is Year 2000 compliant. To our knowledge, our other key vendors, distributors and suppliers are Year 2000 compliant.

     Qorus has also conducted an internal assessment of all material information technology and non-information technology systems at our headquarters for Year 2000 compliance. Our internal assessment involved the analysis of both mission critical and non-critical systems. The assessment of all mission critical and non-critical systems is complete and we believe all such systems are Year 2000 compliant. However, due to the complex nature of our services and the fact that our systems are interconnected with other carriers and suppliers, both domestic and international, Qorus is unable to guarantee Year 2000 compliance or provide Year 2000 warranties.

     To date, we have not incurred and do not expect to incur any material costs in identifying or evaluating Year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the upgrades or replacements, when necessary, of software or hardware, as well as costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. These expenses are not expected to be material to our financial position or results of operation. These expenses, however, if higher than anticipated, could have a material and adverse effect on our business, results of operations and financial condition.

     Based upon the Year 2000 disclosure statements that we have received from Tornado Development there can be no assurance that we will not discover Year 2000 compliance problems in our systems that will require substantial revisions or replacements. In the event that the operational facilities are not Year 2000 compliant, we may be unable to deliver services to our customers. In addition, there can be no assurance that third-party software, hardware or services incorporated into our material systems, especially of those vendors that have indicated that they cannot assure Year 2000 compliance, will not need to be revised or replaced, which could be time-consuming and expensive. Our inability to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material adverse effect on our business, results of operations and financial condition. Moreover, the failure to address Year 2000 compliance issues in our software, hardware or systems adequately could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

     In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies and others outside our control will be Year 2000 compliant. The failure by these entities to be Year 2000 compliant could result in a systemic failure beyond our control, including, for example, a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering our services to our users, decrease the use of the Internet or prevent users from accessing our services, any of which would have a material adverse effect on our business, results of operations and financial condition.

     Currently, we do not have a contingency plan to deal with the worst case scenario that might occur if technologies on which we depend are not Year 2000 compliant and fail to operate effectively after the Year 2000. The results of our Year 2000 compliance evaluation and the responses received from distributors, suppliers and other third parties with which we conduct business, especially of those vendors that have indicated that they cannot assure Year 2000 compliance, will be taken into account in determining the need for and nature and extent of any contingency plans.

     If our present efforts to address the Year 2000 compliance issues discussed above are not successful, or if distributors, suppliers and other third parties with which we conduct business do not successfully address such issues, our users could seek alternate suppliers of our products and services. Any material Year 2000 problem could require us to incur significant unanticipated expenses to remedy and could divert our management's time and attention, either of which could have a material adverse effect on our business, operating results and financial condition.

     To date, none of our or Tornado Development's mission critical systems has experienced any Year 2000 problems.

  Government Regulation

     There are presently few laws and regulations that apply specifically to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, however, it is possible that laws and regulations with respect to the Internet may be adopted at federal, state, provincial and even local levels, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Such future regulations may have a material adverse effect on Qorus and its business.

     Although sections of the U.S. Communications Decency Act of 1996 that, among other things, proposed to impose criminal penalties on anyone distributing "indecent" material to minors over the Internet were held to be unconstitutional by the U.S. Supreme Court, similar laws may be proposed, adopted and upheld in the U.S. or other jurisdiction. The nature of future legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, legislation similar to the Communications Decency Act could subject Qorus or its customers to potential liability, which in turn could have a material adverse effect on our business, results of operations and financial condition.

     The adoption of any such laws or regulations might decrease the growth of the Internet, which in turn could decrease the demand for the services of Qorus or increase the cost of doing business or in some other manner have a material adverse effect on our business, results of operations and financial condition.

     In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues could create uncertainty in the marketplace that could reduce demand for the services of Qorus or increase the cost of doing business as a result of costs of litigation or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations and financial condition.

     Qorus is not currently subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to businesses in general. However, in the future, we may become subject to regulation by the FCC or another regulatory agency. Our business could suffer depending on the extent to which our activities are regulated or proposed to be regulated.

     The growth of the Internet, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. If Qorus becomes subject to claims that we have violated any laws, even if we successfully defend against these claims, our business could suffer. Moreover, new laws that impose restrictions on our ability to follow current business practices or increase our costs of doing business could hurt our business.

  Employees

     As of March 30, 2000, we employed twelve people, five of whom are engaged in marketing and sales, five in customer service and operations, and two in management and administration. Our employees are not represented by a collective bargaining unit. We consider relations with our employees to be good.

  Risk Factors

     In addition to the other information set forth elsewhere in this registration statement, you should carefully consider the following risk factors in evaluating the merits of an investment in Qorus.

WE ARE IN THE INITIAL STAGES OF MARKETING OUR PRODUCT AND HAVE HAD MINIMAL REVENUES. OUR FAILURE TO GENERATE REVENUE IN THE FUTURE WOULD MATERIALLY ADVERSELY AFFECT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     Qorus began its present business in early 1999 and, as of the date of this registration statement, has not generated significant revenue. Qorus' independent auditors included an explanatory paragraph in their report for the period ended December 31, 1999, which indicated a substantial doubt as to the ability of Qorus to continue as a going concern.

WE MAY NEED SUBSTANTIAL ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN. WE HAVE NO PRESENT COMMITMENTS TO OBTAIN LONG-TERM FINANCING.

     Interim financing in the form of a loan in the aggregate amount of $1,500,000 from Thurston Interests, L.L.C., Apex Investment Fund III and Apex Strategic Partners will provide us with sufficient operating capital on a short-term basis. We have retained the Thurston Group to assist us in locating and securing permanent financing. Our failure to obtain substantial additional financing would materially adversely affect our ability to implement our business plan and to develop our services and products.

THE MARKET FOR UNIFIED MESSAGING SERVICES IS IN THE EARLY STAGE OF DEVELOPMENT. IF THE MARKET FOR UNIFIED MESSAGING SERVICES FAILS TO DEVELOP, OR DEVELOPS MORE SLOWLY THAN ANTICIPATED, OUR FUTURE RESULTS OF OPERATIONS WILL BE MATERIALLY ADVERSELY AFFECTED.

     Qorus' services are designed as an electronic messaging system which affords effective and efficient communication among e-mail, fax, pager and voice mediums, via the Internet or over the phone. The market for Qorus' services is at an early stage of development, is rapidly evolving and is characterized by an increasing number and size of market entrants who have introduced or are developing competing products or services. Demand and market acceptance for recently introduced services is subject to a high level of uncertainty. There can be no assurance that unified messaging related products and services developed by others will not adversely affect our competitive position or render our services noncompetitive.

OUR BUSINESS IS DEPENDENT ON THE FUTURE SUCCESS OF THE INTERNET.

     We are dependent on the future success of the Internet and whether it continues to grow and be utilized as a communications medium. If consumers lack confidence in utilizing Internet based services, because of inadequate development of the necessary infrastructure or as a result of security issues, and the Internet does not become or continue as a viable communication medium, our business, operating results and financial condition will be materially adversely affected.

WE FACE SUBSTANTIAL COMPETITION IN THE TELECOMMUNICATIONS INDUSTRY, AND MANY OF OUR COMPETITORS ARE LARGER AND HAVE MORE RESOURCES THAN WE HAVE. OUR FAILURE TO COMPETE SUCCESSFULLY WITH EXISTING OR FUTURE COMPETITORS WOULD MATERIALLY ADVERSELY AFFECT OUR FUTURE RESULTS OF OPERATIONS.

     The market for our services is extremely competitive, subject to rapid change and characterized by constant demand for new features, new enhancements, and lower prices. Possible competitors range from small companies with limited resources to very large companies with substantially greater financial, technical, managerial, and marketing resources. Competitors may be able to develop and offer products and services that are comparable or superior to those offered by Qorus or adapt more quickly than Qorus to new technologies or evolving customer requirements.

FUTURE REGULATION OF THE INTERNET OR E-COMMERCE BY VARIOUS GOVERNMENT AUTHORITIES COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL RESULTS.

     Only a small body of laws and regulations currently apply specifically to content of, access to, or commerce on, the Internet. However, laws and regulations with respect to the Internet may be adopted by governments in any of the jurisdictions in which Qorus can sell its services and products, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. To the extent the adoption of such laws and regulations increases our costs or expenses or decreases the demand for our services and products, our business and financial results would be adversely affected.

A SIGNIFICANT PERCENTAGE OF OUR OUTSTANDING COMMON STOCK IS CONTROLLED BY INSIDERS. THEREFORE, CURRENT MANAGEMENT CAN CONTINUE TO GOVERN THE COMPANY AND MAY DETER A CHANGE IN CONTROL WHICH COULD BE BENEFICIAL TO OTHER STOCKHOLDERS.

     Qorus' executive officers and directors, in the aggregate, beneficially own approximately 51.27% of Qorus' outstanding common stock. As a result, such persons would, if they were to act together, will have the ability to control most matters submitted to stockholders of Qorus for approval, including the election and removal of directors, and to control the management and affairs of Qorus. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Qorus, impeding a merger, consolidation, takeover or other business combination involving Qorus or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Qorus, which in turn could have a material adverse effect on Qorus' market value.

OUR COMMON STOCK TRADES ONLY SPORADICALLY AND HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK OF LOSS TO PERSONS OWNING OUR COMMON STOCK.

     Because of the limited trading market for our common stock, and because of the possible price volatility, a holder of our shares may not be able to purchase or sell shares of our common stock when he or she desires to do so. The inability to sell your shares in a rapidly declining market may substantially increase an investor's risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

OUR STOCK NO LONGER IS ELIGIBLE FOR TRADING ON THE OTC BULLETIN BOARD, AND THERE CAN BE NO ASSURANCE THAT OUR STOCK WILL BE TRADED ON THE OTC BULLETIN BOARD IN THE FUTURE.

     On December 1, 1999, our stock became ineligible for trading on the OTCBB because of our failure to comply with the NASD's eligibility rule. Even if our stock once again become eligible for trading on the OTCBB, there is no assurance that any market maker will take the actions necessary for our stock to resume trading.

ITEM 2. DESCRIPTION OF PROPERTY.

     Our executive offices are located at 11350 Random Hills Road, Suite 650, Fairfax, Virginia. We have entered into a short term lease for this business office suite and are currently seeking to relocate our Virginia executive offices to a permanent location. We believe that sufficient office space will be available on commercially reasonable terms.

     Our operations are located at 9800 South Sepulveda Boulevard, Suite 318, Los Angeles, California. The lease, with a non-affiliated third party, expires June 15, 2002. Monthly rental is $3,714.

ITEM 3. LEGAL PROCEEDINGS.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of Qorus' shareholders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Market Information

     Our common stock is traded in the over-the-counter market, and quotations may be found in the "pink sheets" published by the National Quotation Bureau, LLC. Our common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility. On December 1, 1999, our common stock became ineligible for trading on the OTC Bulletin Board because of our failure to comply with the NASD's eligibility rule. Since becoming ineligible for trading, the price and trading volume of our common stock has fallen materially. Prior to May 17, 1999, our shares of Common Stock were traded under the symbol "GBLL." The reported high and low bid prices for our common stock as reported by the National Quotation Bureau are shown below for each quarter in the previous two fiscal years. The reported high and low bid prices for our common stock for 1998 and the first two quarters of 1999 have been adjusted to reflect a 1-for-3 stock split declared on May 17, 1999. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

                                                              HIGH     LOW
                                                              -----   -----
1998
  First Quarter.............................................    N/A     N/A
  Second Quarter............................................    N/A     N/A
  Third Quarter (first available, August 5).................  $ .03   $ .03
  Fourth Quarter............................................  $ .03   $ .03
1999
  First Quarter.............................................  $ .03   $ .03
  Second Quarter............................................  $4.75   $ .03
  Third Quarter.............................................  $6.50   $5.00
  Fourth Quarter............................................  $5.50   $1.00

     The approximate number of holders of record of Common Stock on March 30, 2000 was 154.

     Qorus has not paid or declared cash distributions or dividends and does not intend to pay cash dividends on its common stock in the foreseeable future. Qorus currently intends to retain all earnings to finance the development and expansion of its operations. The declaration of cash dividends in the future will be determined by the board of directors based upon Qorus' earnings, financial condition, capital requirements and other relevant factors.

  Recent Sales of Unregistered Securities

     In 1998, Qorus issued an aggregate of 37,833 shares of common stock (as adjusted for the 1-for-3 stock split in 1999) to the original investors in Qorus Florida upon the exercise of outstanding warrants. Each of the warrantholders represented that he was an "accredited investor" and was acquiring such shares for investment and not with a view to distributing such shares. A legend to such effect was placed on the certificates representing such shares, and appropriate "stop transfer" instructions were given to Qorus' transfer agent. The issuance of such shares was made without registration under the Securities Act in reliance on the exemption afforded by Section 4(2) under the Securities Act.

     Subsequent to March 25, 1999, but before April 15, 1999, Qorus Delaware issued an aggregate of 5,333,145 shares of its common stock, $.001 par value per share, for a purchase price of $.001 per share to Thurston Group and twelve of its affiliated entities, none of which was formed for the purpose of making the investment. Each of such stockholders represented and warranted that it was an "accredited investor" and was acquiring such shares for investment and not with a view to distributing such shares. A legend to such effect was placed on the certificates representing such shares, and appropriate "stop transfer" instructions were given to Qorus Delaware's transfer agent. The issuance was made without registration under the Securities Act of 1933 in reliance upon the exemption from registration afforded by Section 4(2) under Securities Act.

     On May 19, 1999, Qorus entered into an acquisition agreement with the thirteen stockholders of Qorus Delaware pursuant to which we issued an aggregate of 5,333,145 shares of our common stock to them in exchange for 100% of the issued and outstanding common stock of Qorus Delaware. Each of such stockholders again represented and warranted that it was an "accredited investor" and was acquiring such shares for investment and not with a view to distributing such shares. A legend to such effect was placed on the certificates representing such shares, and appropriate "stop transfer" instructions were given to Qorus' transfer agent. The issuance was made without registration under the Securities Act of 1933 in reliance upon the exemption from registration afforded by Section 4(2) under the Securities Act.

     On May 19, 1999, Qorus issued an aggregate of 3,896,223 shares of its common stock to thirty-two investors for a purchase price of $1.00 per share. Each of such investors was, at the time, a beneficial owner of shares of common stock of Qorus. Each of such investors also represented and warranted that such investor was an "accredited investor" and was acquiring the shares for investment and not with a view to distributing such shares. A legend to such effect was placed on the certificates representing such shares, and appropriate "stop transfer" instructions were given to Qorus' transfer agent. The issuance was made without registration under the Securities Act in reliance upon the exemption from registration afforded by Section 4(2) under the Securities Act.

     On November 1, 1999, Qorus issued a $100,000 promissory note, and, in connection therewith, agreed to issue an aggregate of 20,000 shares of its common stock, to Thomson Kernaghan & Co, Ltd. for a purchase price of $.01 per share. Thomson Kernaghan was, at the time, a beneficial owner of shares of common stock of Qorus. Thomson Kernaghan also represented and warranted that it was an "accredited investor" and was acquiring the shares for investment and not with a view to distributing such shares. A legend to such effect was placed on the certificates representing such shares, and appropriate "stop transfer" instructions were given to Qorus' transfer agent. The issuance was made without registration under the Securities Act in reliance upon the exemption from registration afforded by Section 4(2) under the Securities Act.

     On March 27, 2000, Qorus issued a warrant to purchase 8,720 shares of its common stock to First Portland Corporation in connection with an equipment lease agreement. The warrant is exercisable for seven years at a purchase price of $5.00 per share. First Portland Corporation represented and warranted that it was an "accredited investor" and was acquiring the warrant, and upon exercise, will acquire the shares of common stock, for investment and not with a view to distributing such warrant, or upon exercise, the shares of common stock to be issued thereby. A legend to such effect was placed on the certificate representing the warrant, and appropriate "stop transfer" instructions were given to Qorus' transfer agent. The issuance was without registration under the Securities Act in reliance upon the exemption from registration under the Securities Act afforded by Section 4(2) under the Securities Act.

     On March 27, 2000, Qorus issued an aggregate of 1,500,000 shares of its common stock to Thurston Interests, L.L.C., Apex Investment Fund III and Apex Strategic Partners for a purchase price of $.01 per share. Each investor was, at the time, a beneficial owner of shares of common stock of Qorus. Each investor also represented and warranted that it was an "accredited investor" and was acquiring the shares for investment and not with a view to distributing such shares. A legend to such effect was placed on the certificates representing such shares, and appropriate "stop transfer" instructions were given to Qorus' transfer agent. The issuance was made without registration under the Securities Act in reliance upon the exemption from registration afforded by Section 4(2) under the Securities Act.

     At various times between May 19, 1999, and March 27, 2000, Qorus granted options to purchase an aggregate of 1,880,000 shares of Qorus' common stock to Qorus' directors, officers and employees pursuant to Qorus' 1999 stock option plan. In addition, Qorus also granted options to purchase an aggregate of 1,285,500 shares of Qorus' common stock to Qorus' employees pursuant to individual option agreements. Options granted prior to December 4, 1999 were granted in reliance upon the exemption provided in Rule 701 under the Securities Act. Options granted subsequent to December 4, 1999, were granted in reliance upon the exemption from registration under the Securities Act afforded by
Section 4(2) under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The information contained in this report may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of Qorus, including plans and objectives related to the consummation of future private and public issuances of Qorus' equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Qorus. Although Qorus believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Qorus or any other person that the objectives and plans of Qorus will be achieved.

     Qorus records as revenue the service fee charged for software engineering required to customize the product for specific electronic messaging applications beyond its core unified messaging product. Qorus intends to record as revenue the service fee charged to customers using the unified messaging service and other enhanced business services as they are offered by Qorus. Although revenues generated from system engineering accounted for 100% of revenues for the period ended December 31, 1999, Qorus anticipates that the recurring revenues generated from the messaging services and other enhanced business services will eventually become the larger source of future revenues for its unified messaging service segment.

     Qorus' revenue to date is from one customer, Moore Business Systems, who has paid for services related to customizing the service offering of Qorus with the intent of providing the service to its customers. Revenue through December 31, 1999 is $105,775. In February 2000, Qorus began earning revenue from Moore related to the provision of messaging services.

     In connection with the agreement with Moore Business Communications Services, we entered into a Commission Agreement with NetDox to compensate NetDox for its efforts in securing this contract. Under the Commission Agreement, NetDox will be entitled to a commission in the amount of 20% of all gross revenues (excluding development fees or other non-recurring revenues) received by us under the Master Agreement with Moore Business Communications Services. To date, we have paid no commissions to NetDox pursuant to the Commission Agreement.

     Inasmuch as Qorus will continue to have a high level of operating expenses, Qorus will continue to be required to make certain up-front expenditures in connection with its system engineering efforts to prepare the messaging service for each customer's service launch. It will also incur up-front expenses to continue its sales and marketing effort. Qorus anticipates that losses will continue for the foreseeable future.

     Qorus also has agreements with two telecommunications companies and one Internet service provider, all three of which intend to use the Qorus service to provide unified messaging to their customers. Qorus expects to receive revenue from the two telecommunications companies in the second quarter of 2000 and also expects to receive revenues from the ISP in the third quarter of 2000. Qorus' expenses have exceeded net revenues since inception. For the period from March 10, 1999 to December 31, 1999, Qorus sustained net losses of $2,933,892.

PLAN OF OPERATION FOR NEXT 12 MONTHS

     Qorus' capital requirements have been and will continue to be significant, and its cash requirements have exceeded cash flow from operations since inception. As a result, Qorus was substantially dependent on the proceeds of its earlier private placement of debt and equity securities to satisfy its working capital requirements. Qorus will be dependent upon the proceeds of future private placement offerings to satisfy working capital requirements, to fund certain marketing activities and to continue implementing our expansion strategy.

     To fund immediate cash requirements, Qorus has executed and delivered to each of Thurston Interests, L.L.C., Apex Investment Fund III and Apex Strategic Partners promissory notes in the aggregate amount of $1,500,000. After deducting fees owed to the Thurston Group in connection with this financing, net funds available for operations will be approximately $1,380,000. The notes bear interest at 10% and are due on the earlier to occur of (i) September 27, 2000 or
(ii) the date of closing of the next equity or quasi-equity financing of Qorus, or any of its subsidiaries. Upon the closing of an offering by Qorus of shares of its preferred stock resulting in cash proceeds of $5,000,000 or more, the notes will automatically convert into shares of the same series of preferred stock as sold in such private sale.

     Qorus believes that this money will satisfy the cash requirements of Qorus until additional funds are raised. Qorus intends to raise additional funds for operations through a private placement offering of between $5 million to $10 million. Qorus is in the preliminary stages of organizing such an offering and expects to complete the offering in the third or fourth quarter 2000.

     Qorus believes, based on current proposed plans and assumptions relating to its operations, that this private placement, together with anticipated revenues from operations, will be sufficient to fund Qorus's operations and working capital requirements over the next 12 months. In the event that Qorus's plans or assumptions relating to its operations change or prove to be inaccurate, or if the net proceeds of future private placements together with revenues generated from operations prove to be insufficient (due to, among other things, unanticipated expenses, increased competition, unfavorable general economic conditions, inability to successfully market Qorus' messaging services, or other unforeseen circumstances), Qorus could be required to seek other less desirable alternatives. There can be no assurance that additional financing from any source will be available to Qorus when needed, on commercially reasonable terms, or at all. Qorus is dependent upon the Thurston Group to raise sufficient funds for Qorus to meet its cash requirements. Should additional cash be required prior to completion of a private placement, Qorus is dependent upon its founding shareholders to provide additional cash at commercially reasonable terms.

     Qorus intends to generate revenues from its existing four customers that signed contracts with it in 1999 but have not yet begun offering Qorus' unified messaging service. As of February 2000, Moore Business Systems began offering Qorus' messaging service and we began earning revenues from Moore for such services. We anticipate that both Alpha Telecom and C2C Communications will also begin to offer our unified messaging service by the second quarter of 2000. We anticipate that our fourth customer, CyberGate, will begin offering our unified messaging service no later than the third quarter of 2000. To achieve these commencement dates, Qorus has assigned full-time account managers to each of the customers to assist them with the successful commercial offering of our unified messaging service.

     Qorus intends to focus on signing contracts with new customers such as Internet service providers, competitive local exchange carriers, paging companies and mobile telephone carriers who will in turn market our unified messaging service to their customers. To accomplish this, Qorus will market its service in two ways. First, by establishing a direct sales force that will call upon, sell and service these potential telecommunications and internet companies. The second way we will reach these potential customers is through co-marketing programs with hardware and software companies that currently offer complementary products to the same market. These co-marketing partners will provide sales leads to the direct sales force. Initially, Qorus will focus on the United States market for unified messaging services, but plans to expand upon its market by pursuing international telecommunications and Internet service providers by the end of the second quarter of 2000.

     The third component of our operational plan for the next 12 months encompasses expanding our services to our target markets. Qorus intends to begin offering to its customers telephone service capabilities using the Internet. This will be a key product addition to our unified messaging service as it will generate revenues from new services. As part of this service, Qorus will offer billing services, settlement services and customer relationship management services. These are the basic services necessary for an Internet service provider to expand into telephone services using the Internet. Combined with these basic telephone services, Qorus will offer new enhanced services such as "find-me-follow-me" service, conference calling, fax services using the Internet and advanced document delivery services.

     We believe that cash from operations along with the proceeds from the private placement offerings will be sufficient to provide working capital to operate Qorus for the next 12 months.

RESULTS OF OPERATIONS

     Selected financial data with respect to the fiscal year ended December 31, 1999 is set forth below.

                                                              QORUS.COM, INC.
                                                               DECEMBER 31,
BALANCE SHEET DATA                                                 1999
------------------                                            ---------------
Cash and cash equivalents...................................    $   884,503
Total assets................................................      1,954,835
Accrued expenses to related parties.........................         30,562
Notes payable to related party..............................        100,000
Total liabilities...........................................        917,942
Accumulated deficit.........................................     (3,142,512)
Total stockholders' equity (deficit)........................      1,036,893

                                                              QORUS.COM, INC.
                                                               DECEMBER 31,
STATEMENT OF OPERATIONS DATA                                       1999
----------------------------                                  ---------------
Revenues....................................................    $   105,775
Total costs and operating expenses..........................      3,024,558
Loss from operations........................................     (2,918,783)
Other income (expense), net.................................        (15,109)
Net Loss....................................................    $(2,933,892)
Basic loss per share........................................    $     (0.30)
Shares used in computing basic loss per share...............      9,862,770

     During the approximately ten months ended December 31, 1999, Qorus incurred significant expenses. The majority of these expenses are employee-related expenses and professional fees. Salaries and wages for the period approximated $761,000, recruiting and new-hire expenses totalled $192,000, including $179,000 for outside recruiters. Professional fees included $200,000 for marketing consultants and legal and accounting services totaling $354,000. Management expects to continue incurring significant professional fees for additional capital requirements, marketing and legal and accounting services. Interest income of approximately $141,000 was related to a note receivable from a related party and from cash and cash equivalents. Interest expense of $156,000 was attributable to notes payable to related parties and interest due on past-due payables to vendors.

     As a result of the foregoing, net losses for the period ended December 31, 1999 were $2,933,892.

LIQUIDITY AND CAPITAL RESOURCES

     Qorus' capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At December 31, 1999, Qorus had working capital of approximately $200,000 and unrestricted cash and cash equivalents of $885,000. Since inception, Qorus has satisfied its working capital requirements through limited cash flow generated from operations, the issuance of equity and debt securities, and loans from stockholders and related parties. Net cash used in operating activities was $1,789,000 for the period ended December 31, 1999, primarily as a result of significant operating losses. Qorus also prepaid approximately $220,000 for software license fees. Net cash provided by investing activities was $237,000 for the period ended December 31, 1999.

     $350,000 was received from the sale of equipment acquired from NetDox, Inc., and $113,000 was used for the purchase of furniture and equipment. Financing activities provided $2,436,000 in cash. Issuance of common stock and capital contributions accounted for $3,585,000 of the cash provided. In addition, Qorus borrowed $500,000 from Thurston Bridge Fund II, and $100,000 from Thomson Kernaghan & Co., Ltd., both of which are related parties. On December 30, 1999, Qorus satisfied the $500,000 note payable to Thurston Bridge Fund II in a non-cash transaction that reduced the note receivable from NetDox, Inc., a wholly-owned subsidiary of Thurston. Qorus issued a note receivable to Tornado Development, a related party, in the amount of $1,000,000. Qorus also loaned NetDox, Inc., a related party, $2,370,000 in exchange for a note receivable which accrues interest at 10% per annum. The note receivable was paid in full on December 30, 1999 after it was reduced by the $500,000 note payable to Thurston and by $350,000 due NetDox, Inc. for office and production equipment acquired by Qorus.

     Qorus has operating leases payable to a third-party leasing company. One such lease is for the telephone-related equipment necessary to operate the unified messaging service. This 36-month operating lease which began in July 1999 and ends June 2002 requires a monthly payment of $6,842 plus appropriate taxes. The other operating leases are for computer equipment necessary to operating the messaging systems. These two simultaneous 18-month operating leases began September 1999 and end February 2001 and require a total monthly payment of $21,806 plus appropriate taxes.

     Qorus also has a property lease for its executive offices in Los Angeles, California. This lease expires June 15, 2002. Monthly rental is $3,714. In addition, Qorus entered into a 6-month lease for additional office space in Fairfax, Virginia. This lease expires June 30, 2000. Monthly rental is approximately $7,000 and includes furniture and some office services. Future minimum payments under the leases are as follows:

CALENDAR YEAR ENDED -------------------------------------
  2000...................................................    435,000
  2001...................................................    181,000
  2002...................................................     70,000
                                                            --------
       Total.............................................   $686,000

     Qorus had approximately $885,000 in cash and cash equivalents remaining as of December 31, 1999. In the subsequent months of January and February 2000, Qorus used this money to pay accrued expenses, current payroll, operating and marketing expenses. Qorus has continued to receive loans from the Thurston Group and in late March 2000 entered into an agreement with Thurston Interests, L.L.C., Apex Strategic Partners and Apex Investment Fund III which provides Qorus with $1,500,000. The convertible notes bear interest at 10% per annum and are due and payable in September 2000 or the date of closing of the next equity or quasi-equity financing, whichever is earlier.

GOING CONCERN

     Qorus has had minimal revenues and incurred losses from operations since inception. Qorus' independent auditors included an explanatory paragraph in their report for the period ended December 31, 1999, which indicated a substantial doubt as to the ability of Qorus to continue as a going concern.

YEAR 2000 EFFECT

     Qorus, like most other companies, is faced with the Year 2000 issue. The Year 2000 issue has developed because some computer programs were written using a two-digit field rather than a four-digit field to define the applicable year. As a result any computer program that affects Qorus' activities may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a variety of problems depending upon the system(s) affected. Potential problems include temporary inability to process transactions, transfer funds, or engage in similar business activities. The potential problems associated with the Year 2000 issue may cause widespread disruption of business worldwide because of the interdependence on computer and communication systems. Qorus has completed an initial assessment of potential Year 2000 issues for its own computer systems and business processes. Based upon this assessment, Qorus believes its computer software, hardware, and the embedded technologies will present limited Year 2000 issues. Additionally, Qorus has assurances from its software providers that the software used to provide the unified messaging services is not expected to incur any material problems with the Year 2000 change. Qorus has not been able to completely evaluate whether the software, hardware and embedded technologies used by the third parties, with whom it conducts business, are Year 2000 compliant. If third parties fail to address Year 2000 issues, then Qorus may experience business interruptions, and in a worst case scenario, the inability to engage in the normal course of business. The effect of such related difficulties could have a materially adverse impact on the financial condition of Qorus. Qorus does not believe that any material expenditure will be required to complete its internal assessment regarding this issue. Qorus does recognize the need for Year 2000 contingency plans because of the uncertainty associated with this global issue. Furthermore, Qorus believes that it will not be able to require the third parties or governmental agencies with which it conducts business to resolve all Year 2000 issues. Qorus has not developed comprehensive contingency plans that will assure that it will not be adversely impacted by the effect of the Year 2000 issue. Qorus does not intend to prepare such plans. To date, Qorus has experienced no problems related to the Year 2000 issue.

IMPACT OF ACCOUNTING STANDARDS

     New Accounting Standards Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. There was no effect on Qorus' financial position or results of operations from the adoption of this statement.

     Statements of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operation segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The adoption of SFAS No. 131 had no material effect, on Qorus' results of operations.

ITEM 7. FINANCIAL STATEMENTS.

     The financial statements required by this item are listed in the Index to Financial Statements on page 25 of this report.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information required by this Item regarding the directors and executive officers of Qorus will be included in Qorus' definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with Qorus' 2000 annual meeting of shareholders and is incorporated herein by reference thereto.

ITEM 10. EXECUTIVE COMPENSATION.

     The information required by this Item regarding the directors and executive officers of Qorus will be included in Qorus' definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with Qorus' 2000 annual meeting of shareholders and is incorporated herein by reference thereto.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item will be included in Qorus' definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with Qorus' 2000 annual meeting of shareholders and is incorporated herein by reference thereto.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item will be included in Qorus' definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with Qorus' 2000 annual meeting of shareholders and is incorporated herein by reference thereto.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          2.1            -- Acquisition Agreement between Golf Ball World, Inc., a
                            Florida corporation, and the stockholders of Qorus.com,
                            Inc., a Delaware corporation (incorporated by reference
                            to Exhibit 6.2 of the Registration Statement on Form
                            10-SB, as amended, filed by Qorus.com, Inc.)
          2.2            -- Amendment No. 1 to Acquisition Agreement between Golf
                            Ball World, Inc., a Florida corporation, and the
                            stockholders of Qorus.com, Inc., a Delaware corporation
                            (incorporated by reference to Exhibit 6.4 of the
                            Registration Statement on Form 10-SB, as amended, filed
                            by Qorus.com, Inc.)
          2.3            -- Amendment No. 2 to Acquisition Agreement between Golf
                            Ball World, Inc., a Florida corporation, and the
                            stockholders of Qorus.com, Inc., a Delaware corporation
                            (incorporated by reference to Exhibit 6.9 of the
                            Registration Statement on Form 10-SB, as amended, filed
                            by Qorus.com, Inc.)
          3.1            -- Articles of Incorporation (incorporated by reference to
                            Exhibit No. 2.1 of the Registration Statement on Form
                            10-SB, as amended, filed by Qorus.com, Inc.)
          3.2            -- Bylaws (incorporated by reference to Exhibit No. 2.2 of the Registration Statement on Form 10-SB, as amended,
                            filed by Qorus.com, Inc.)
          4.1            -- Form of Common Stock Certificate of Qorus.com, Inc.
                            (incorporated by reference to Exhibit No. 3.1 of the
                            Registration Statement on Form 10-SB, as amended, filed
                            by Qorus.com, Inc.)
          4.2            -- Form of Letter Agreement (incorporated by reference to
                            Exhibit 3.2 of the Registration Statement on Form 10-SB,
                            as amended, filed by Qorus.com, Inc.)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.1            -- 1999 Stock Option Plan of Qorus.com, Inc. (incorporated by reference to Exhibit No. 6.1 of the Registration
                            Statement on Form 10-SB, as amended, filed by Qorus.com,
                            Inc.)
         10.2            -- Acquisition Agreement between Golf Ball World, Inc., a
                            Florida corporation, and the stockholders of Qorus.com,
                            Inc., a Delaware corporation (incorporated by reference
                            to Exhibit No. 6.2 of the Registration Statement on Form
                            10-SB, as amended, filed by Qorus.com, Inc.)
         10.3            -- Employment Agreement dated May 24, 1999, between
                            Qorus.com, Inc., a Delaware corporation and Michael Sohn
                            (incorporated by reference to Exhibit No. 6.3 of the
                            Registration Statement on Form 10-SB, as amended, filed
                            by Qorus.com, Inc.)
         10.4            -- Amendment No. 1 to Acquisition Agreement between Golf
                            Ball World, Inc., a Florida corporation, and the
                            stockholders of Qorus.com, Inc., a Delaware corporation
                            (incorporated by reference to Exhibit No. 6.4 of the
                            Registration Statement on Form 10-SB, as amended, filed
                            by Qorus.com, Inc.)
         10.5            -- Software License Agreement between Tornado Development,
                            Inc., a California corporation, and Qorus.com, Inc., a
                            Delaware corporation (incorporated by reference to
                            Exhibit No. 6.5 of the Registration Statement on Form
                            10-SB, as amended, filed by Qorus.com, Inc.)
         10.6            -- Tornado Development, Inc. Class A Common Stock Purchase
                            Warrant (incorporated by reference to Exhibit No. 6.6 of
                            the Registration Statement on Form 10-SB, as amended,
                            filed by Qorus.com, Inc.)
         10.7            -- Registration Rights Agreement by and between Qorus.com,
                            Inc., a Delaware corporation, and Tornado Development,
                            Inc., a Delaware corporation, dated April 15, 1999
                            (incorporated by reference to Exhibit No. 6.7 of the
                            Registration Statement on Form 10-SB, as amended, filed
                            by Qorus.com, Inc.)
         10.8            -- Authorized Reseller Agreement by and between Qorus.com,
                            Inc., a Delaware corporation, and Alpha Telecom (UK)
                            Ltd., a Limited Company, dated June 10, 1999
                            (incorporated by reference to Exhibit No. 6.8 of the
                            Registration Statement on Form 10-SB, as amended, filed
                            by Qorus.com, Inc.)
         10.9            -- Authorized Reseller Agreement by and between Qorus.com,
                            Inc., a Delaware corporation, and C2C Telecom, Inc., a
                            Delaware corporation, dated September 21, 1999
                            (incorporated by reference to Exhibit No. 6.9 of the
                            Registration Statement on Form 10-SB, as amended, filed
                            by Qorus.com, Inc.)
         10.10           -- Authorized Reseller Agreement by and between Qorus.com,
                            Inc., a Delaware corporation, and CyberGate, Inc. dated
                            August 31, 1999 (incorporated by reference to Exhibit No.
                            6.10 of the Registration Statement on Form 10-SB, as
                            amended, filed by Qorus.com, Inc.)
         10.11           -- Master Agreement by and between Qorus.com, Inc., a
                            Delaware corporation, and Moore Business Communication
                            Services, a division of Moore North America, Inc., dated
                            September 10, 1999 (incorporated by reference to Exhibit
                            No. 6.11 of the Registration Statement on Form 10-SB, as
                            amended, filed by Qorus.com, Inc.)
         10.12           -- Statement of Work #NWA-1 issued under Master Agreement by and between Qorus.com, Inc., a Delaware corporation, and
                            Moore Business Communications Services, a division of
                            Moore North America, Inc. (incorporated by reference to
                            Exhibit No. 6.12 of the Registration Statement on Form
                            10-SB, as amended, filed by Qorus.com, Inc.)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.13           -- Bill of Sale, Assignment and Assumption Agreement by and
                            between Qorus.com, Inc., a Delaware corporation, and
                            NetDox, Inc., a Delaware corporation, dated July 15, 1999
                            (incorporated by reference to Exhibit No. 6.13 of the
                            Registration Statement on Form 10-SB, as amended, filed
                            by Qorus.com, Inc.)
         10.14           -- Rescission Agreement by and between Qorus.com, Inc., a
                            Delaware corporation, and NetDox, Inc., a Delaware
                            corporation, dated December 31, 1999 (incorporated by
                            reference to Exhibit No. 6.14 of the Registration
                            Statement on Form 10-SB, as amended, filed by Qorus.com,
                            Inc.)
         10.15           -- Commission Agreement by and between Qorus.com, Inc., a
                            Delaware corporation, and NetDox, Inc., a Delaware
                            corporation, dated December 31, 1999 (incorporated by
                            reference to Exhibit No. 6.15 of the Registration
                            Statement on Form 10-SB, as amended, filed by Qorus.com,
                            Inc.)
         10.16           -- Consulting Agreement by and between Qorus.com, Inc., a
                            Delaware corporation, and Thurston Group, Inc., a
                            Delaware corporation, dated March 1, 1999 (incorporated
                            by reference to Exhibit No. 6.16 of the Registration
                            Statement on Form 10-SB, as amended, filed by Qorus.com,
                            Inc.)
         10.17           -- Lease and Service Agreement by and between Southern
                            European Communications Corp., a Delaware corporation,
                            and VANTAS/Fair Oaks dated December 23, 1999
                            (incorporated by reference to Exhibit No. 6.17 of the
                            Registration Statement on Form 10-SB, as amended, filed
                            by Qorus.com, Inc.)
         10.18           -- Internet Data Center Services Agreement by and between
                            Qorus.com, Inc., a Delaware corporation, and Exodus
                            Communications, Inc. (incorporated by reference to
                            Exhibit No. 6.18 of the Registration Statement on Form
                            10-SB, as amended, filed by Qorus.com, Inc.)
         10.19           -- Amendment No. 2 to Acquisition Agreement between Golf
                            Ball World, Inc., a Florida corporation, and the
                            stockholders of Qorus.com, Inc., a Delaware corporation
                            (incorporated by reference to Exhibit No. 6.19 of the
                            Registration Statement on Form 10-SB, as amended, filed
                            by Qorus.com, Inc.)
         10.20           -- Settlement Agreement and Release by and between
                            Qorus.com, Inc. and Tornado Development, Inc. dated
                            October 28, 1999 (incorporated by reference to Exhibit
                            No. 6.20 of the Registration Statement on Form 10-SB, as
                            amended, filed by Qorus.com, Inc.)
         10.21           -- Amendment No. 1 to Software License Agreement dated
                            October 28, 1999 by and between Qorus.com, Inc. and
                            Tornado Development, Inc. (incorporated by reference to
                            Exhibit No. 6.21 of the Registration Statement on Form
                            10-SB, as amended, filed by Qorus.com, Inc.)
         10.22           -- Employment Agreement, dated as of March 1, 2000, by and between Qorus.com, Inc., a Florida corporation, and James
                            W. Blaisdell (incorporated by reference to Exhibit No.
                            6.22 of the Registration Statement on Form 10-SB, as
                            amended, filed by Qorus.com, Inc.)
         10.23           -- Promissory Note, dated as of November 1, 1999, payable to
                            Thomson Kernaghan & Co., Ltd. in the original principal
                            amount of $100,000.00 (incorporated by reference to
                            Exhibit No. 6.23 of the Registration Statement on Form
                            10-SB, as amended, filed by Qorus.com, Inc.)
         10.24           -- Subscription Agreement, dated as of November 1, 1999, by and between Qorus.com, Inc., a Florida corporation, and
                            Thomson Kernaghan & Co., Ltd. (incorporated by reference
                            to Exhibit No. 6.24 of the Registration Statement on Form
                            10-SB, as amended, filed by Qorus.com, Inc.)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.25           -- Agreement for Professional Services, dated as of
                                        , 2000, by and between Qorus.com, Inc., a
                            Florida corporation, and Leighton W. Smith (incorporated
                            by reference to Exhibit No. 6.25 of the Registration
                            Statement on Form 10-SB, as amended, filed by Qorus.com,
                            Inc.)
         10.26           -- Amendment to Agreement for Professional Services, dated
                            as of             , 2000, by and between Qorus.com, Inc.,
                            a Florida corporation, and Leighton W. Smith
                            (incorporated by reference to Exhibit No. 6.26 of the
                            Registration Statement on Form 10-SB, as amended, filed
                            by Qorus.com, Inc.)
         10.27           -- Agreement for Professional Services, dated as of March 2,
                            2000, by and between Qorus.com, Inc., a Florida
                            corporation, and Michael J. Labedz (incorporated by
                            reference to Exhibit No. 6.27 of the Registration
                            Statement on Form 10-SB, as amended, filed by Qorus.com,
                            Inc.)
         10.28           -- Agreement for Professional Services, dated as of March 2,
                            2000, by and between Qorus.com, Inc., a Florida
                            corporation, and Willard C. McNitt, Jr. (incorporated by
                            reference to Exhibit No. 6.28 of the Registration
                            Statement on Form 10-SB, as amended, filed by Qorus.com,
                            Inc.)
         10.29           -- Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit No. 6.29 of the Registration
                            Statement on Form 10-SB, as amended, filed by Qorus.com,
                            Inc.)
         10.30           -- Warrant, dated March 27, 2000, issued to First Portland
                            Corporation (incorporated by reference to Exhibit No.
                            6.30 of the Registration Statement on Form 10-SB, as
                            amended, filed by Qorus.com, Inc.)
         10.31           -- Form of Convertible Promissory Note (incorporated by
                            reference to Exhibit No. 6.31 of the Registration
                            Statement on Form 10-SB, as amended, filed by Qorus.com,
                            Inc.)
         27              -- Financial Data Schedule

     (b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Fairfax, Virginia, on the 30th day of March, 2000.

                                            QORUS.COM, INC.

                                            By:   /s/ JAMES W. BLAISDELL
                                              ----------------------------------
                                                     James W. Blaisdell
                                                   Executive Chairman and
                                                  Chief Executive Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

               /s/ JAMES W. BLAISDELL                  Executive Chairman and Chief     March 30, 2000
-----------------------------------------------------    Executive Officer (Principal
                 James W. Blaisdell                      Executive and Financial
                                                         Officer)

             /s/ PATRICK J. HAYNES, III                Senior Chairman and Director     March 30, 2000
-----------------------------------------------------
               Patrick J. Haynes, III

               /s/ GEORGE M. MIDDLEMAS                 Director                         March 30, 2000
-----------------------------------------------------
                 George M. Middlemas

                /s/ WILLIAM SALATICH                   Director                         March 30, 2000
-----------------------------------------------------
                  William Salatich

              /s/ ROBERT T. ISHAM, JR.                 Director                         March 30, 2000
-----------------------------------------------------
                Robert T. Isham, Jr.

                  /s/ JACK WOODRUFF                    Chief Financial Officer          March 30, 2000
-----------------------------------------------------    (Principal Accounting
                    Jack Woodruff                        Officer)

                                QORUS.COM, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
INDEPENDENT AUDITORS' REPORT................................  F-1
FINANCIAL STATEMENTS:
  Balance Sheet, December 31, 1999..........................  F-2
  Statement of Operations for the Period March 10, 1999
     (Date of Inception) to December 31, 1999...............  F-3
  Statement of Stockholders' Equity for the Period March 10,
     1999 (Date of Inception) to December 31, 1999..........  F-4
  Statement of Cash Flows for the Period March 10, 1999
     (Date of Inception) to December 31, 1999...............  F-5
  Notes to Financial Statements.............................  F-6

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
of Qorus.com, Inc.:

     We have audited the accompanying balance sheet of Qorus.com, Inc. (the "Company") as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the period March 10, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements present fairly, in all material respects, the financial position of Qorus.com, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the period March 10, 1999 (date of inception) to December 31, 1999 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had minimal revenues and incurred losses from operations since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  /s/ FARBER & HASS LLP

February 29, 2000
Oxnard, California

                                QORUS.COM, INC.

                                 BALANCE SHEET
                               DECEMBER 31, 1999

                                  ASSETS
Current Assets:
  Cash and cash equivalents.................................   $   884,503
  Accounts receivable.......................................        80,775
  Prepaid expenses and other current assets.................       152,425
                                                               -----------
          Total current assets..............................     1,117,703
                                                               -----------
Property and Equipment:
  Furniture and fixtures....................................         5,014
  Office equipment..........................................        20,309
  Production equipment......................................        77,720
  Leasehold improvements....................................         9,722
                                                               -----------
  Total property and equipment..............................       112,765
  Less accumulated depreciation.............................       (13,732)
                                                               -----------
  Property and equipment, net...............................        99,033
                                                               -----------
Investment..................................................       518,752
                                                               -----------
Other Assets:
  Software licenses:
     Related party, net of accumulated amortization of
      $137,900..............................................        98,500
     Other, net of accumulated amortization of $22,960......        55,760
     Other assets...........................................        65,087
                                                               -----------
          Total other assets................................       219,347
                                                               -----------
          Total Assets......................................   $ 1,954,835
                                                               ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accrued expenses and other current liabilities............   $   787,380
  Accrued expenses to related parties.......................        30,562
  Notes payable to related party............................       100,000
                                                               -----------
          Total current liabilities.........................       917,942
                                                               -----------
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, par value $.01; 5,000,000 shares
     authorized and no shares issued........................
  Common stock, par value $.001; 50,000,000 shares
     authorized and 11,354,407 shares issued and
     outstanding............................................        11,354
  Additional paid-in capital................................     4,168,051
  Accumulated deficit.......................................    (3,142,512)
                                                               -----------
          Total stockholders' equity........................     1,036,893
                                                               -----------
          Total Liabilities and Stockholders' Equity........   $ 1,954,835
                                                               ===========

                See accompanying notes to financial statements.

                                QORUS.COM, INC.

                            STATEMENT OF OPERATIONS
                         FOR THE PERIOD MARCH 10, 1999
                    (DATE OF INCEPTION) TO DECEMBER 31, 1999

Revenues....................................................   $   105,775
Cost of Revenues............................................       625,101
                                                               -----------
Gross Loss..................................................      (519,326)
                                                               -----------
Operating Expenses:
  Selling and marketing.....................................       347,630
  General and administrative................................     1,771,078
  Impairment loss...........................................       280,749
                                                               -----------
          Total operating expenses..........................     2,399,457
                                                               -----------
Loss From Operations........................................    (2,918,783)
                                                               -----------
Other Income (Expense):
  Interest income...........................................       140,610
  Interest expense..........................................      (155,719)
                                                               -----------
  Other expense, net........................................       (15,109)
                                                               -----------
          Net Loss..........................................   $(2,933,892)
                                                               ===========
Basic and Diluted Loss Per Share............................   $      (.30)
                                                               ===========

                See accompanying notes to financial statements.

                                QORUS.COM, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD MARCH 10, 1999
                    (DATE OF INCEPTION) TO DECEMBER 31, 1999

                                                                                                   TOTAL
                                                                     ADDITIONAL     STOCK-        STOCK-
                                               SHARES      COMMON     PAID-IN      HOLDERS'      HOLDERS'
                                             OUTSTANDING    STOCK     CAPITAL       DEFICIT       EQUITY
                                             -----------   -------   ----------   -----------   -----------
BALANCE, MARCH 10, 1999
  (DATE OF INCEPTION).....................          -0-    $  -0-    $      -0-   $       -0-   $       -0-
  Issuance of Common Stock:
    Cash (Net of fees of $311,198)........    3,896,223     3,896     3,581,129                   3,585,025
  Adjustment to Give Effect
    to Recapitalization on
    May 19, 1999..........................    7,543,367     7,543       201,088      (208,620)           11
  Common Stock Retired....................      (85,183)      (85)           85
  Additional Capital
    Contributed...........................                              280,749                     280,749
  Beneficial Interest Feature.............                              105,000                     105,000
  Net Loss................................                                         (2,933,892)   (2,933,892)
                                             ----------    -------   ----------   -----------   -----------
BALANCE, DECEMBER 31, 1999................   11,354,407    $11,354   $4,168,051   $(3,142,512)  $ 1,036,893
                                             ==========    =======   ==========   ===========   ===========

                See accompanying notes to financial statements.

                                QORUS.COM, INC.

                            STATEMENT OF CASH FLOWS
                         FOR THE PERIOD MARCH 10, 1999
                    (DATE OF INCEPTION) TO DECEMBER 31, 1999

Cash Flows From Operating Activities:
  Net loss..................................................   $(2,933,892)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation...........................................        13,732
     Amortization...........................................       160,860
     Impairment loss........................................       280,749
     Beneficial interest feature............................       105,000
  Changes in operating assets and liabilities:
     Accounts receivable....................................       (80,775)
     Prepaid expenses and other assets......................      (152,425)
     Accrued expenses.......................................       817,942
                                                               -----------
          Net cash used by operating activities.............    (1,788,809)
                                                               -----------
Cash Flows From Investing Activities:
  Acquisition of cash in recapitalization...................            11
  Purchase of property and equipment........................      (112,765)
  Sale of property..........................................       350,000
                                                               -----------
          Net cash provided by investing activities.........       237,246
                                                               -----------
Cash Flows From Financing Activities:
  Notes payable borrowings..................................       600,000
  Proceeds from issuance of common stock, net...............     3,585,025
  Related party notes receivable issued.....................    (3,370,346)
  Payments on note receivable...............................     1,621,387
                                                               -----------
          Net cash provided by financing activities.........     2,436,066
                                                               -----------
Net Increase in Cash and Cash Equivalents...................       884,503
Cash and Cash Equivalents, Beginning of Year................           -0-
                                                               -----------
Cash and Cash Equivalents, End of Period....................   $   884,503
                                                               ===========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
     Interest...............................................   $     1,770
     Income taxes...........................................   $       -0-

Non-Cash Financing Activity:

     For the period ending December 31, 1999, the Company entered into a sale and operating leaseback of computer hardware in the amount of $350,000.

                See accompanying notes to financial statements.

                                QORUS.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business -- Qorus.com, Inc., (formerly Qorus.com, Inc., a Delaware corporation, incorporated on March 10, 1999; "Qorus-Delaware") (the "Company" or "Qorus"), provides Internet-based, voice mail, e-mail, paging and fax messaging under one mode of communication ("unified messaging service") and Internet-based fax messaging.

     On May 19, 1999, the Board of Directors of Golf Ball World, Inc. (a non-operating public shell corporation) authorized the issuance of 5,332,334 shares of its common stock in exchange for 100% of Qorus-Delaware's common stock. The acquisition was accounted for using the reverse purchase method of accounting, pursuant to which Qorus-Delaware was treated as the acquiring entity for accounting purposes. Concurrent with the transaction, the Company changed its name to Qorus.com, Inc. The assets, liabilities and shareholders' equity have been recorded at their historical values. The net assets of Qorus-Delaware and Golf Ball World, Inc. were $3,191,234 and $11 at May 19, 1999, respectively.

     The financial statements represent the results of operations of Qorus-Delaware from inception (March 10, 1999) to December 31, 1999.

     Cash and Cash Equivalents -- The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Concentration of Credit Risk -- Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments in certificates of deposit and with high-quality financial institutions. At December 31, 1999, substantially all cash and cash equivalents were on deposit with two financial institutions.

     Investment -- The investment in preferred stock of Tornado Development, Inc. is carried at fair value (based on recent sales of preferred stock) and considered available for sale. Unrealized gains and losses, except those considered to be other than a temporary impairment, are reported as a separate component of stockholders' equity. There was no unrealized gain or loss as of December 31, 1999.

     Property and Equipment -- Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the related lease.

     Licenses -- The Company has an agreement with a related party (Tornado Development, Inc.; see Note 3) which licenses certain technology. The term of the license is for three years (expiring May 2002). The agreement provides for a prepaid license fee totalling $150,000 for the minimum number of subscribers to the Company's product in the first year. Additional fees are due for subscribers over the minimum number in the first year. License fees for the remaining term are based on a sliding scale for the number of subscribers. License expense to the related party for the period ended December 31, 1999 totalled $87,500. The agreement also provides for a royalty fee on certain components utilized by the Company to service the subscribers. The minimum royalty for the first year is $86,400 with additional royalties due based on a sliding scale over the term of the agreement. Royalty expense totalled $50,400 for the period ended December 31, 1999.

     The Company also has license agreements with third parties for the software programming and internet support. The aggregate license fee for these agreements totalled $78,720. The agreements provide for varying terms from 2 years to perpetual. License expense to third parties for the period ended December 31, 1999 totalled $22,960.

     Common Stock -- In May 1999, the Board of Directors approved a one-for-three reverse stock split. The split has been retroactively reflected in these financial statements to March 10, 1999 (date of inception).

     Revenue Recognition -- The Company recognizes software engineering revenue and messaging services as such services are provided. Fees for messaging services are billed on a monthly basis. The Company does not bill any up-front fees.

                                QORUS.COM, INC.

     Significant Customer -- One customer accounted for all revenues during the period and total accounts receivable at December 31, 1999.

     Advertising -- Costs incurred for producing and communicating advertising are expensed when incurred and included in selling and marketing expenses. Advertising expense amounted to $203,000 for the period ending December 31, 1999.

     Income Taxes -- Income taxes are provided based on earnings reported for financial statement purposes. In accordance with FASB Statement No. 109, the asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

     Basic Loss Per Share -- The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. Diluted EPS has not been presented since the result of including the stock options (1,505,000 shares) would be anti-dilutive. Basic EPS is based on the weighted average number of common shares outstanding during the period, which totalled 9,862,770 for the period ended December 31, 1999.

     Fair Value of Financial Instruments -- The Company has financial instruments consisting of cash equivalents, investments, receivables (including those from related parties), accounts and notes payable. The carrying value of the Company's financial instruments, based on current market and other indicators, approximate their fair value.

     Accounting for Stock-Based Compensation -- Stock option grants are set at the closing price of the Company's common stock on the day prior to the date of grant. Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123, "Accounting for Stock-Based Compensation", requires the use of option valuation models to provide supplemental information regarding options granted after 1994.

     Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

     The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 50%; and expected life of the options of 9.5 years. These assumptions resulted in weighted average fair values of $0.71 per share for stock options granted in 1999.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option vesting periods. The Company's pro forma information is as follows (in thousands except share data) for the period March 10, 1999 (date of inception) to December 31, 1999:

Pro forma net loss..........................................   $(4,150)
Pro forma loss per share:
  Basic.....................................................   $ (0.42)
  Diluted...................................................   $ (0.42)

                                QORUS.COM, INC.

     Information regarding stock options outstanding as of December 31, 1999 is as follows:

                    OPTIONS OUTSTANDING
             ----------------------------------   OPTIONS EXERCISABLE
                                     WEIGHTED     --------------------
                         WEIGHTED     AVERAGE                WEIGHTED
                         AVERAGE     REMAINING                AVERAGE
                         EXERCISE   CONTRACTUAL              EXERCISE
PRICE RANGE   SHARES      PRICE        LIFE        SHARES      PRICE
-----------  ---------   --------   -----------   --------   ---------
$1.00        1,505,000    $1.00     9.75 years    914,165      $1.00

     Pervasiveness of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Long-Lived Assets -- The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. If an impairment is indicated, the amount of the loss to be recorded is based upon an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted estimated cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods. An impairment value totalling $280,749 was recorded in the period (see Note 7). No additional impairment losses have been identified by the Company.

     Going Concern -- The Company has not received significant revenues and has incurred significant expenses in developing its product and strategic relationships. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 9, management has developed an operating plan which they believe will generate sufficient cash to meet its obligations in the normal course of business.

     New Accounting Pronouncements -- SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company adopted the provisions of SFAS No. 130 in 1998, but had no elements of comprehensive income in 1999.

     SFAS No., 131, "Disclosures About Segments of an Enterprise and Related Information", establishes a new model for segment reporting, called the "management approach" and requires certain disclosures for each segment. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. The Company adopted the provisions of SFAS No. 131 in 1998, but currently operates in one industry segment.

2. INVESTMENT

     The Company has an investment in Tornado Development, Inc., ("Tornado"). The investment relates to a note receivable which was converted (along with accrued interest totalling $18,752) to 127,324 shares of Tornado's series B preferred stock and 50,000 warrants to purchase common stock on July 15, 1999. During December 1999, the Company transferred 63,581 shares and 25,000 warrants back to Tornado in exchange for $432,222 in accrued expenses owed to Tornado and a credit of $67,778 to be applied to future services or fees due by the Company. There was no gain or loss associated with this transaction.

                                QORUS.COM, INC.

3. STOCKHOLDERS' EQUITY

  1999 Stock Option Plan

     The Company's Board of Directors adopted the 1999 Stock Option Plan (the "Plan") whereby directors, officers, employees and consultants may receive option grants as additional incentive to contribute to the success of the Company.

     Under the Plan, an aggregate of 2,000,000 shares of common stock has been reserved for issuance pursuant to options ("Plan Options"). The Plan is administered by the Company's Board of Directors or a Committee of the Board of Directors ("Committee").

     Options granted under the Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not qualify ("Non-qualified Options"). The term of each Option and the manner in which it may be exercised is determined by the Company's Board of Directors or the Committee, provided that no Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Company's common stock, no more than five years after the date of grant.

     At December 31, 1999, 1,505,000 Plan Options exercisable at $1.00 and $5.25 per share have been granted, 914,165 of which are immediately exercisable and 590,835 of which vest over a three-year period from date of grant ( 1/6 of the total amount each six months).

  Non-Qualified Stock Options

                                                                          OPTION PRICE
                                                               SHARES       PER SHARE
                                                              ---------   -------------
Outstanding at January 1, 1999..............................        -0-   $         -0-
Cancelled...................................................        -0-   $         -0-
Granted during the period...................................  1,505,000   $1.00 - $5.25
                                                              ---------   -------------
Outstanding at December 31, 1999............................  1,505,000   $1.00 - $5.25
                                                              =========   =============

  Retirement of Shares

     In May 1999, the majority shareholder of Golf Ball World, Inc. contributed 85,183 shares of the Company's common stock to the Company for no consideration.

  Change in Par Value

     In May 1999, the Board of Directors changed the par value of the Company's common stock from $0.0001 to $0.001 per share. This change has been retroactively reflected in the financial statements

4. NOTE PAYABLE TO RELATED PARTY

     The Company has a note payable of $100,000 at December 31, 1999 due to a related party, which accrues interest at 10% per annum and is due on April 30, 2000. In addition, the Company has committed to sell to the holder of the note, 20,000 shares of common stock at par value. The Company has recorded the difference in fair market value ($5.25) and par value as a charge to interest expense ($105,000).

5. INCOME TAXES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1999 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will

                                QORUS.COM, INC.

not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     At December 31, 1999, the Company had net operating loss carryforwards for Federal tax purposes of approximately $2.4 million, which is available to offset future taxable income, if any, through 2019.

6. RELATED PARTY TRANSACTIONS

     During the period ended December 31, 1999, the Company has compensated the Thurston Group, a related party, for professional services in the amount of $43,000 which related to the acquisition of funding and certain other investment activity.

     During the period ended December 31, 1999, the Company purchased $25,000 of property and leasehold improvements from a vendor that utilized an officer of the Company as a consultant.

     The Company has an agreement with NetDox (a company with common ownership) to provide a commission of 20% of all gross revenues (excluding development fees or other non-recurring revenues) received under the Company's contract with Moore Business Communications Services. As of December 31, 1999, no commissions were due to NetDox.

7. COMMITMENTS AND CONTINGENCIES

     The Company leases its office facility for $3,714 per month in Los Angeles, California. The lease term is three years and expires on May 31, 2002.

     During July 1999, the Company purchased certain equipment from NetDox. Based on the common ownership of the companies, the equipment was recorded at the historical cost of $630,000. Concurrent with this transaction, the Company entered into an agreement for the sale and operating leaseback of the equipment with a third party for $350,000. The difference in value of approximately $281,000 has been recorded in the period ended December 31, 1999 as an impairment in value.

     Lease expense totalled $173,000 in the period ended December 31, 1999. Future minimum payments under the leases are as follows:

2000.....................................................   $435,000
2001.....................................................    181,000
2002.....................................................     70,000
                                                            --------
          Total..........................................   $686,000
                                                            ========

8. MANAGEMENT PLANS

     During the period ended December 31, 1999, the Company commenced marketing and sales of its unified messaging service. Management believes that available cash resources and increased sales will be insufficient to meet its cash flow requirements through September 2000. Management has developed alternate plans which include, but are not limited to, raising additional debt and equity financing and identifying companies with additional complimentary services for merger or acquisition with the Company (see Note 9).

                                QORUS.COM, INC.

9. SUBSEQUENT EVENTS (UNAUDITED)

     During March 2000, the Board of Directors granted 175,000 options to purchase the Company's common stock at $1.25 per share.

     During March 2000, the Company entered into a financing agreement with Thurston Interests LLC and Apex (Strategic Partners and Investment Fund III) which provides the Company with $1.5 million. The convertible notes bear interest at 10% and are due and payable on the earlier to occur of September 2000 or the date of closing of the next equity or quasi-equity financing by the Company. The notes also shall automatically convert into Preferred Stock if the Company executes a sale of Preferred Stock of at least $5,000,000. In connection with the financing, the Board of Directors has authorized the issuance of 1,500,000 shares of its common stock for $.01 per share as additional consideration for the loan. The Company will record a charge to interest expense of approximately $1,900,000 as a beneficial interest feature to the loan in the quarter ended March 31, 2000.

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           27            -- Financial Data Schedule