Form 10KSB40/A
period 1999-12-31
QORUS COM INC
filed 2000-04-24
CIK 1095691

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

    Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES X  NO    .
         ---   ---

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              ---

    Issuer's revenues for its most recent fiscal year:  $105,775.

    The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $ 8,796,000.

    As of March 27, 2000, 12,874,407 shares of the registrant's Common Stock were outstanding.

           Transitional Small Business Disclosure Format (Check One):
                                    Yes   No X
                                       ---  ---

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                EXPLANATORY NOTE

         This Form 10-KSB/A is being filed in order to amend and restate in their entirety Items 9, 10, 11 and 12 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth the names, positions and ages of our executive officers and directors. All of our directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors. There is no family relationship between any director, executive officer or person nominated or chosen by Qorus to become a director or executive officer.



         NAME            Age             Position                  Held Since
         ----            ---             --------                  ----------
Patrick J. Haynes, III   50   Senior Chairman and Chairman of        1999
                              the Executive Committee

James W. Blaisdell       44   Executive Chairman and Chief            2000
                              Executive Officer

George M. Middlemas      53   Director                               1999

William Salatich         77   Director                               1999

Robert T. Isham, Jr.     47   Director                               1999

Jack N. Woodruff         42   Chief Financial Officer                1999


     Patrick J. Haynes, III, Senior Chairman and Chairman of the Executive Committee, is the co-founder and Senior Managing Director of Thurston Group, Inc., a private merchant bank in Chicago. Mr. Haynes has held his position with Thurston Group, Inc. since 1988. In 1992, Mr. Haynes founded e.spire Communications (formerly American Communications) and held the position of President until 1993. Mr. Haynes currently serves as Chairman of Avery Communications, Inc., a position he has held since 1995. Prior to 1988, Mr. Haynes was associated with Merrill Lynch & Company, Oppenheimer & Company and Lehman Brothers, Inc. as an investment banker.

     James W. Blaisdell, Executive Chairman and Chief Executive Officer, joined Qorus in March 2000. Prior to joining Qorus, Mr. Blaisdell was President and Chief Executive Officer of PSINet Canada. From 1997 to 1999, Mr. Blaisdell served as Vice President of Global Marketing for Iridium LLC, based in Washington, D.C. Mr. Blaisdell was Executive Director for USWEST International from 1992 to 1997, responsible for implementing joint ventures throughout Europe. Prior to 1992, Mr. Blaisdell served USWEST in various senior level operation and marketing capacities.

     George M. Middlemas, Director, is a general partner of APEX Management, L.P., which is the General Partner of the venture capital funds Apex Investment Fund II, L.P. and Apex Investment Fund Limited Partnership. Mr. Middlemas has held this position since January 1992. From March 1991 to December 1991, Mr. Middlemas acted as an independent consultant providing fund raising and other advisory services. From 1985 until March 1991, Mr. Middlemas was a senior Vice President and Principal of Inco Venture Capital Management, a venture capital firm. He also serves on the Board of Directors of PureCycle Corporation, Security Dynamics Technologies, Inc., Tut Systems, Online Resources & Communications and several privately held companies.

     William Salatich, Director, was President of Gillette North America and Vice Chairman of the Gillette Company from 1970 to 1979, and was associated with Gillette for 33 years. Mr. Salatich is currently retired. He has served on the Board of Directors of the Gillette Co., Motorola, Eastern Enterprises, New England Merchants Bank of Boston, Digivision Corporation, Forsythe-McArthur and e.spire Communications. Mr. Salatich is a member of the America Society of Corporate Executives. Mr. Salatich was the recipient of the Citation of Merit from the National Conference of Christians and Jews and is a Horatio Alger awardee.

     Robert T. Isham, Jr., Director, is a Managing Director of the Thurston Group, a private merchant bank in Chicago, a position he has held since 1997. From 1993 to 1996, Mr. Isham ran his own commercial law practice, concentrating on bankruptcy, workout, debtor-creditor relations and futures, commodities and securities law. Previously, he was a partner at McDermott, Will & Emery in Chicago. Mr. Isham is a Director of Avery Communications, Inc.

     Jack N. Woodruff, Chief Financial Officer, joined Qorus in March 1999. Prior to joining Qorus, Mr. Woodruff was a founder and Chief Financial Officer of National Data Cabling, Inc., a national provider of data cabling services for high-speed network infrastructures, from January 1998 to March 1999. From March 1992 to December 1997, Mr. Woodruff served as Corporate Controller and then Treasurer for Kinko's, Inc., an international chain of 1000 copy stores. Prior to Kinko's, Mr. Woodruff served four years at Print

Technology, from 1988 to 1992, first as Director of Strategic Planning, then as Director of Finance and Director of Field Operations. From 1985 to 1988, Mr. Woodruff served as Vice President Finance at Motivational Media, a production company specializing in media events for education and business. Mr. Woodruff began his career at UCLA Center for the Health Sciences from 1980 to 1985 as Senior Administrative Analyst and then as Assistant Director.

     Qorus is controlled by Thurston Group, its affiliates and Patrick J. Haynes, the founders of Qorus Delaware. Thurston Group, Inc. is a privately owned merchant banking firm located in Chicago, Illinois. Thurston Group, directly and indirectly through its various affiliates and investment limited partnerships, beneficially owns approximately 25% of our common stock.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Qorus' directors, executive officers and persons who own more than 10% of the outstanding common stock of Qorus file initial reports of ownership and reports of changes in ownership in such common stock with the Securities and Exchange Commission (the "SEC"). Officers, directors and stockholders who own more than 10% of the outstanding common stock of Qorus are required by the SEC to furnish Qorus with copies of all Section 16(a) reports they file. To the knowledge of Qorus, based solely on the review of the copies of such reports furnished to Qorus and written representations that no other reports were required during the year ended December 31, 1999 all officers, directors, and 10% stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION.

     Qorus has terminated the employment of Messrs. Sohn and Burton. Mr. Sohn will continue to be paid his base salary through May 2000 in accordance with his employment agreement.

                           SUMMARY COMPENSATION TABLE



                                          ANNUAL             LONG TERM COMPENSATION
         NAME AND                       COMPENSATION         SECURITIES UNDERLYING
    PRINCIPAL POSITION         YEAR         SALARY                OPTIONS
-----------------------        ----     ------------         --------------------

Michael D. Sohn (1)
Chief Executive Officer        1999      $164,167                   500,000

Richard E. Burton (2)
President                      1999      $123,125                   300,000

-------------

(1) Mr. Sohn's employment with Qorus will terminate on May 31, 2000, after which time Mr. Sohn will forfeit his rights with respect to the unvested 66,668 shares under these options.

(2) Mr. Burton's employment with Qorus was terminated effective as of March 1, 2000, at which time Mr. Burton forfeited his rights with respect to the unvested 250,000 shares under these options.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR



                          NUMBER OF
                         SECURITIES         PERCENT OF TOTAL
                         UNDERLYING          OPTIONS GRANTED       EXERCISE
                        OPTIONS/SARS          TO EMPLOYEES           PRICE       EXPIRATION
       NAME                GRANTED           IN FISCAL YEAR        ($/SHARE)        DATE
-----------           ---------------     --------------------    -----------    ----------

Michael D. Sohn (1)    500,000                 33.22%                $1.00       May 23, 2004

Richard E. Burton (2)  300,000                 19.93%                $1.00       May 23, 2004

------------------------

(1) Mr. Sohn's employment with Qorus will terminate on May 31, 2000, after which time Mr. Sohn will forfeit his rights with respect to the unvested 66,668 shares under these options.

(2) Mr. Burton's employment with Qorus was terminated effective as of March 1, 2000, at which time Mr. Burton forfeited his rights with respect to the unvested 250,000 shares under these options.

Executive Employment Agreements

     Effective as of March 1, 2000, Mr. Sohn resigned all positions he held with Qorus. We have, however, agreed to honor his employment agreement through May 31, 2000, which is the end of its original term. Following is a description of the employment agreement with Mr. Sohn. The term expires on May 31, 2000. The agreement provides for a salary of $25,000 per month plus 400,000 options immediately exercisable at $1.00 per share. In addition, Mr. Sohn was granted an additional 100,000 options exercisable at $1.00 per share, which vest in equal installments over a three-year period. As a result of Mr. Sohn's resignation, he forfeited the rights to acquire 66,668 shares under this option. The agreement may be terminated by Qorus for good cause. Good cause means:

     o death or disability of Mr. Sohn (unless Mr. Sohn remains able to perform his essential job duties, with or without reasonable accommodations)

     o the commission by Mr. Sohn of any unlawful act in connection with his employment

     o the commission by Mr. Sohn of a felony or other act of moral turpitude during his employment (regardless of whether it is related to the performance of his job duties)

     o    the voluntary abandonment by Mr. Sohn of his position

     o    the willful refusal by Mr. Sohn to perform his job responsibilities

     If the agreement is terminated by Qorus during the one-year term for reasons other than good cause, Mr. Sohn is entitled to continue to receive his base salary on regular payroll dates for the remainder of the term as if he continued to be employed under the terms of the agreement. The agreement automatically terminates at the end of the one-year term. Mr. Sohn may resign voluntarily at any time but he must give at least ninety (90) days advance notice of his resignation.

     For one year following the termination of Mr. Sohn's employment, he has agreed not to solicit business from any client of Qorus or to induce or attempt to induce any employee of Qorus or any of its affiliates or subsidiaries to leave its or their employ or in any way interfere with the relationship between Qorus, its affiliates and subsidiaries and employees thereof.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     We have set forth in the following table certain information regarding our common stock beneficially owned on March 27, 2000 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock,
(ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At March 27, 2000, 12,874,407 shares of our common stock were outstanding.


    NAME AND ADDRESS OF               Amount of Beneficial
     BENEFICIAL OWNER                      Ownership            Percent of Class(1)
---------------------------------- --------------------------- ---------------------

Thurston Interests LLC                   3,570,987(2)                   27.74%
190 South LaSalle Street
Suite 1710
Chicago, IL 60603

Apex Investment Fund III                 2,345,097                      18.22%
233 S. Wacker Dr.
Suite 9500
Chicago, IL 60606

Thomson Kernaghan & Co., Ltd.            1,420,000                      11.03%
365 Bay Street
Toronto, ON
M5H2V2 Canada

Spear Leeds & Kellogg                      869,019                       6.75%
120 Broadway
New York, NY 10271

Patrick J. Haynes, III                   3,689,620(3)                   28.44%
190 South LaSalle St
Suite 1710
Chicago, IL 60603

James W. Blaisdell                         339,250(4)                    2.57%
11350 Random Hills Road
Suite 650
Fairfax, Virginia  22030

Jack N. Woodruff                           108,333(5)                       *
9800 South Sepulveda Blvd
Los Angeles, CA 90045

George M. Middlemas                      2,606,699(6)                   20.09%
233 S. Wacker Dr., Suite 9500
Chicago, IL 60603

William G. Salatich                        158,259(7)                    1.22%
77 Brandon  Road
Northfield, IL 60093

Robert T. Isham, Jr.                       579,845(8)                    4.47%
190 South LaSalle St, Suite 1710
Chicago, IL 60603

All Executive Officers and Directors     7,035,034(9)                   51.27%
 as a group


--------------

(1) An asterisk in this column means the person beneficially owns less than one percent (1%) of the class.

(2) Includes 89,682 shares held of record by Thurston Capital, LLC, 247,037 shares held of record by Thurston Group, Inc., 105,253 shares held of record by Thurston Offshore Bridge Partners II, Ltd. and 5,000 shares held of record by Southern European Communications Corp.

(3) Includes 3,124,015 shares held of record by Thurston Interests, LLC, 18,633 shares held of record by Haynes Interests, LLC, 89,682 shares held of record by Thurston Capital, LLC, 247,037 shares held of record by Thurston Group, Inc., 105,253 shares held of record by Thurston Offshore Bridge Partners II, Ltd., 5,000 shares held of record by Southern European Communications Corp. and 100,000 shares issuable upon the exercise of options within 60 days.

(4) Includes 339,250 shares issuable upon the exercise of options within 60 days.

(5) Includes 108,333 shares issuable upon the exercise of options within 60 days.

(6) Includes 2,345,097 shares held of record by Apex Investment Fund III, 155,331 shares held of record by Apex Strategic Partners and 100,000 shares issuable upon the exercise of options within 60 days.

(7) Includes 100,000 shares issuable upon the exercise of options within 60 days.

(8) Includes 89,682 shares held of record by Thurston Capital, LLC, 247,037 shares held of record by Thurston Group, Inc., 105,253 shares held of record by Thurston Offshore Bridge Partners II, Ltd., 5,000 shares held of record by Southern European Communications Corp., 32,873 shares held of record by Robert T. Isham, Jr. Trust and 100,000 shares issuable upon the exercise of options within 60 days.

(9) Includes 847,583 shares issuable upon the exercise of options within 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    On July 15, 1999, Qorus acquired certain assets of NetDox, Inc., including the NetDox brand name, equipment, and customer lists. Thurston Group, Inc. and its affiliates co-founded NetDox with Deloitte & Touche L.L.C. in 1997 with an initial aggregate capital investment of approximately $35 million. In early 1999, Thurston Group acquired Deloitte & Touche's interest in NetDox. In consideration of the transfer of the assets to us by NetDox, we assumed certain liabilities of NetDox and forgave $2,100,000 of indebtedness owed to us by NetDox. On December 31, 1999, the transaction was rescinded pursuant to a Rescission Agreement. All of the assets (except equipment valued at $350,000) were conveyed back to NetDox and NetDox assumed all of the liabilities that had been assumed by us. The balance due us under the note as of December 31, 1999 was $1,488,987. As part of the rescission, Messrs. Haynes and Stern agreed to personally guarantee approximately $2.5 million in loans to a commercial bank on behalf of NetDox. We also entered into a Commission Agreement with NetDox to compensate NetDox for its efforts in securing the contract with Moore Business Communications Services. Under the Commission Agreement, NetDox will be entitled to a commission in the amount of 20% of all gross revenues (excluding development fees or other non-recurring revenues) received by us under the Master Agreement with Moore Business Communications Services. To date, no commissions have been paid to NetDox pursuant to the Commission Agreement.

    During the nine months ended September 30, 1999, we have compensated Thurston Group, Inc. for professional services in the amount of $255,000, which related to the acquisition of funding and certain other investment activity. We entered into a consulting agreement dated March 1, 1999 with Thurston Group, Inc. Qorus engaged Thurston Group until March 31, 2002 as an independent contractor to advise Qorus on and with respect to obtaining financing of any type and to advise us and act as our agent in connection with any business combination, merger, acquisition or sale. Thurston Group agreed to provide the following services to us:

     o Distribute an informational memorandum outlining our business plans and expectations and/or contemplating specific transactions for business combinations;

     o    Identify potential sources of capital;

     o    Provide sale, merger and acquisition financial analysis;

     o    Advise on structure of any potential transaction;

     o    Assist with negotiations; and

     o    Assist with due diligence.

     Thurston Group will earn a fee in the amount of 8% of the amount of any financing raised by us during the term of this agreement, or 8% of the value to us of any business combination transaction such as a merger, acquisition or sale. The consulting agreement may be terminated by the written consent of both parties, upon the consummation of an offering by us of securities registered under the Securities Act of 1933, by Qorus upon Thurston Group's breach of the consulting agreement which is not cured within 30 days of notice of such breach, or by Thurston Group in the event of Qorus' failure to make any payments due under the consulting agreement within 10 days of notice or upon Qorus' breach of the consulting agreement which is not cured within 30 days of notice of such breach. In addition, a non-defaulting party may terminate the consulting agreement upon 30 days prior written notice to the defaulting party. For purposes of the consulting agreement, the bankruptcy or reorganization of a party, the appointment of a receiver with respect to a party or its assets or any similar action is a default.

     On November 1, 1999, we executed and delivered a promissory note in the original principal amount of $100,000 to Thomson Kernaghan & Co., Ltd. The note bears interest at 10% per annum and is due on or before April 30, 2000 or the occurrence of the next equity or quasi-equity financing of Qorus. The note is convertible, at the election of the holder, into shares of our common stock at $3.00 per share. In connection with the note, we also sold Thomson Kernaghan 20,000 shares of our common stock for $.01 per share.

     We have agreed to assume the responsibilities of Southern European Communications Corp. under a lease and service agreement dated December 23, 1999. The lease covers office space located at 11350 Random Hills Road, Fairfax, Virginia. Monthly rental is $5,302 plus $1,170 in furniture rental fees, phone charges and fees for business support services. The term of the lease begins on January 3, 2000 and expires June 30, 2000. Thurston Group, Inc. and its affiliates own a majority of the outstanding capital stock of Southern European Communications Corp. Messrs. Haynes and Salatich, directors of Qorus, are also directors of Southern European Communications Corp. Our board of directors has determined that the assumption of the lease and the release of Southern European Communications Corp. from its obligations under the lease is fair to Qorus.

     Patrick J. Haynes, III and Robert T. Isham, Jr., directors of Qorus, are affiliated with Thurston Group, Inc. and its affiliates.

     Mr. Haynes and Thurston Group, Inc. and their respective affiliates are the founders of Qorus Delaware. None of Mr. Haynes, Thurston Group or any of their respective affiliates has received anything of value other than fees Thurston Group has earned under the consulting agreement described above. No assets were acquired by us from Mr. Haynes, Thurston Group or any of their respective affiliates other than the assets acquired from NetDox.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized in the City of Fairfax, Virginia, on the 24th day of April, 2000.



                                        QORUS.COM, INC.


                                        By: /s/ James W. Blaisdell
                                           -------------------------------------
                                           James W. Blaisdell
                                           Executive Chairman and Chief
                                             Executive Officer