Form 10QSB
period 2000-03-31
QORUS COM INC
filed 2000-05-15
CIK 1095691

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to
                                                 ----------  ---------

                         Commission File Number 0-27551


                                 QORUS.COM, INC.
                 (Name of Small Business Issuer in its Charter)

           FLORIDA                                              65-0358792
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                              identification no.)

                             11350 RANDOM HILLS ROAD
                                    SUITE 650
                                FAIRFAX, VIRGINIA
                    (Address of principal executive offices)

                                 (703) 279-6430
                (Issuer's telephone number, including area code:)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 2000: 11,354,407

           Transitional Small Business Disclosure Format (Check One):
                                  Yes     No  X
                                     ---     ---

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

The following financial statements required by this item are filed herewith:

                                                                      Page
                                                                      ----
Balance Sheet (Unaudited), March 31, 2000                             F-1

Statement of Operations (Unaudited) for the three months
ended March 31, 2000                                                  F-3

Statement of Stockholders' Equity for (Unaudited) for the
three months ended March 31, 2000                                     F-4

Statement of Cash Flows (Unaudited) for the three months
ended March 31, 2000                                                  F-5

Notes to Financial Statements (Unaudited)                             F-7

Item 2. Management's Discussion and Analysis or Plan of Operation

     The information contained in this report may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of Qorus, including plans and objectives related to the consummation of future private and public issuances of Qorus' equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Qorus. Although Qorus believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Qorus or any other person that the objectives and plans of Qorus will be achieved.

     Qorus' revenue for the three months ended March 31, 2000 totaled $29,500 and was from one customer, Moore Business Systems, who has paid $8,200 for engineering services related to customizing the service offering of Qorus for its customers and $21,300 for recurring revenue for messaging services to its customers.

     In connection with the agreement with Moore Business Communications Services, we entered into a Commission Agreement with NetDox to compensate NetDox for its efforts in securing this contract. Under the Commission Agreement, NetDox will be entitled to a commission in the amount of 20% of all gross revenues (excluding development fees or other non-recurring revenues) received by us under the Master Agreement with Moore Business Communications Services. To date, we have paid no commissions to NetDox pursuant to the Commission Agreement. According to the Commission Agreement, NetDox earns the commission when it is paid by the customer.

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

     Qorus also has agreements with two telecommunications companies and one Internet service provider, all three of which intend to use the Qorus service to provide unified messaging to their customers. One telecommunications company launched the unified messaging system in April 2000. We expect the second telecommunications company to launch in May 2000. Qorus expects to receive revenue from the two telecommunications companies in the second quarter of 2000 and also expects to receive revenues from the ISP in the third quarter of 2000. Qorus' expenses have exceeded net revenues since inception. For the three months ended March 31, 2000, Qorus sustained net losses of $1,349,000.

PLAN OF OPERATION FOR NEXT 12 MONTHS

     Qorus' capital requirements have been and will continue to be significant, and its cash requirements have exceeded cash flow from operations since inception. As a result, Qorus was substantially dependent on the proceeds of its earlier private placement of debt and equity securities to satisfy its working capital requirements. Qorus is currently dependent upon a bridge loan from three related parties of $1.5 million described in the paragraph below. Qorus will be dependent upon the proceeds of future private placement offerings to satisfy working capital requirements, to fund certain marketing activities and to continue implementing our expansion strategy.

     To fund immediate cash requirements, Qorus has executed and delivered to each of Thurston Interests, L.L.C., Apex Investment Fund III and Apex Strategic Partners promissory notes in the aggregate amount of $1,500,000. After deducting fees owed to the Thurston Group in connection with this financing, net funds available for operations will be approximately $1,380,000. The notes bear interest at 10% and are due on the earlier to occur of (i) October 6, 2000 or
(ii) the date of closing of the next equity or quasi-equity financing of Qorus, or any of its subsidiaries. Upon the closing of an offering by Qorus of shares of its preferred stock resulting in cash proceeds of $5,000,000 or more, the notes will automatically convert into shares of the same series of preferred stock as sold in such private sale. At March 31, 2000, Qorus has drawn down $597,000 of these funds.

     Qorus believes that this loan will satisfy the cash requirements of Qorus until additional funds are raised. Qorus intends to raise additional funds for operations through a private placement offering of between $10 million to $15 million. Qorus is in the preliminary stages of organizing such an offering and expects to complete the offering by the third or fourth quarter 2000.

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

     Qorus intends to generate revenues from its existing four customers that signed contracts with it in 1999, of which two have begun using the messaging services. In February 2000, Moore Business Systems began offering Qorus' messaging service and we began earning revenues from Moore for such services. C2C Communications has begun offering Qorus' unified messaging service in April 2000. We anticipate that Alpha Telecom will also begin to offer our unified messaging service by May 2000. We anticipate that our fourth customer, CyberGate, will begin offering our unified messaging service no later than the third quarter of 2000. To achieve these commencement dates, Qorus has assigned full-time account managers to each of the customers to assist them with the successful commercial offering of our unified messaging service.

     Qorus intends to focus on signing contracts with new customers such as Internet service providers, competitive local exchange carriers, paging companies and mobile telephone carriers who will in turn market our unified messaging service to their customers. To accomplish this, Qorus will market its service in two ways. First, by establishing a direct sales force that will call upon, sell and service these potential telecommunications and internet companies. To date Qorus has employed two direct salespersons and has over 20 companies in its sales pipeline. The second way we will reach these potential customers is through co-marketing programs with hardware and software companies that currently offer complementary products to the same market. These co-marketing partners will provide sales leads to the direct sales force. Qorus also intends to pursue international telecommunications and Internet service providers by the end of the second quarter of 2000. Qorus has currently employed two international business development managers for this task.

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

     We believe that cash from operations along with the proceeds from the anticipated private placement offerings will be sufficient to provide working capital to operate Qorus for the next 12 months.


RESULTS OF OPERATIONS

     During the three months ended March 31, 2000, Qorus incurred significant expenses. The majority of these expenses are employee-related expenses and professional fees. Salaries and wages for the period approximated $580,000, and recruiting and new-hire expenses totaled $88,000. Professional fees included legal and accounting services totaling $204,000. Management expects to continue incurring significant professional fees for additional capital requirements, marketing and legal and accounting services. Interest expense of $6,000 was attributable to notes payable to related parties and interest due on past-due payables to vendors.

     As a result of the foregoing, net losses for the period ended March 31, 2000 were $1,349,000.

LIQUIDITY AND CAPITAL RESOURCES

     Qorus' capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At March 31, 2000, Qorus had negative working capital of approximately $1,142,000 and unrestricted cash and cash equivalents of $12,000. At March 31, 2000 Qorus had an available credit line of approximately $1,000,000. Qorus continues to satisfy its working capital requirements through limited cash flow generated from operations, the issuance of equity and debt securities, and loans from stockholders and related parties.

     Net cash used in operating activities was $1,434,000 for the three months ended March 31, 2000, primarily as a result of significant operating losses. Qorus also prepaid approximately $115,000 for software license fees.

     Net cash used by investing activities was $35,000 for the three months ended March 31, 2000. $1,400 was received from the sale of used office equipment, and $36,000 was used for the purchase of office and computer equipment.

     Financing activities provided $597,000 in cash. Qorus borrowed $597,000 from Thurston Interests, L.L.C., Apex Investment Fund III and Apex Strategic Partners, all of which are related parties.

     Qorus has operating leases payable to a third-party leasing company. One such lease is for the telephone-related equipment necessary to operate the unified messaging service. This 36-month operating lease which began in July 1999 and ends June 2002 requires a monthly payment of $6,842 plus appropriate taxes. The other operating leases are for computer equipment necessary to operate the messaging systems. These two simultaneous 18-month operating leases began September 1999 and end February 2001 and require a total monthly payment of $21,806 plus appropriate taxes.

     Qorus also has a property lease for its operations offices in Los Angeles, California. This lease expires June 15, 2002. Monthly rental is $3,714. In addition, Qorus entered into a 6-month lease for additional office space in Fairfax, Virginia. This lease expires June 30, 2000. Monthly rental is approximately $7,000 and includes furniture and some office services. Future minimum payments under the leases are as follows:

CALENDAR YEAR ENDED
  2000...................................................    317,000
  2001...................................................    181,000
  2002...................................................     70,000
                                                            --------
       Total.............................................   $568,000

     Qorus had approximately $12,000 in cash and cash equivalents remaining as of March 31, 2000. In March 2000, Qorus entered into an agreement with Thurston Interests, L.L.C., Apex Strategic Partners and Apex Investment Fund which provides Qorus with $1,500,000. The convertible notes bear interest at 10% per annum and are due and payable in October 2000 or the date of closing of the next equity or quasi-equity financing, whichever is earlier. At March 31, 2000 Qorus has used $597,000 of this available credit.

GOING CONCERN

     Qorus has had minimal revenues and incurred losses from operations since inception. Qorus' independent auditors included an explanatory paragraph in their report for the period ended December 31, 1999, which indicated a substantial doubt as to the ability of Qorus to continue as a going concern.

YEAR 2000 EFFECT

     As of April 30, 2000, management is not aware of any problems that have affected the company, its hardware, software or its operations as a result of any year 2000 issues.

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.


EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBIT
------                         ----------------------

  2.1 Acquisition Agreement between Golf Ball World, Inc., a Florida corporation, and the stockholders of Qorus.com. Inc., a Delaware corporation (incorporated by reference to Exhibit 6.2 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

  2.2         Amendment No. 1 to Acquisition Agreement between Golf Ball World,
              Inc., a Florida corporation, and the stockholders of Qorus.com, Inc., a Delaware corporation (incorporated by reference to Exhibit
              6.4 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

  2.3         Amendment No. 2 to Acquisition Agreement between Golf Ball World,
              Inc., a Florida corporation, and the stockholders of Qorus.com, Inc., a Delaware corporation (incorporated by reference to Exhibit
              6.9 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

  3.1         Articles of Incorporation (incorporated by reference to Exhibit
              No. 2.1 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

  3.2         Bylaws (incorporated by reference to Exhibit No. 2.2 of the
              Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

  4.1 Form of Common Stock Certificate of Qorus.com, Inc. (incorporated by reference to Exhibit No. 3.1 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.1 1999 Stock Option Plan of Qorus.com, Inc. (incorporated by reference to Exhibit No. 6.1 of the Registration Statement on Form
              10-SB, as amended, filed by Qorus.com, Inc.)

 10.2 Acquisition Agreement between Golf Ball World, Inc., a Florida corporation, and the stockholders of Qorus.com, Inc., a Delaware corporation (incorporated by reference to Exhibit No. 6.2 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)


 10.3 Employment Agreement dated May 24, 1999, between Qorus.com, Inc., a Delaware corporation and Michael Sohn (incorporated by reference to Exhibit No. 6.3 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.4         Amendment No.1 to Acquisition Agreement between Golf Ball World,
              Inc., a Florida corporation, and the stockholders of Qorus.com, Inc., a Delaware corporation (incorporated by reference to Exhibit
              No. 6.4 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.5         Software License Agreement between Tornado Development, Inc., a
              California corporation, and Qorus.com, Inc., a Delaware corporation (incorporated by reference to Exhibit No. 6.5 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.6         Tornado Development, Inc. Class A Common Stock Purchase Warrant
              (incorporated by reference to Exhibit No. 6.6 of the Registration
              Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.7         Registration Rights Agreement by and between Qorus.com, Inc., a
              Delaware corporation, and Tornado Development, Inc., a Delaware corporation, dated April 15, 1999 (incorporated by reference to Exhibit No. 6.7 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.8         Authorized Reseller Agreement by and between Qorus.com, Inc., a
              Delaware corporation, and Alpha Telecom (UK) Ltd., a Limited
              Company, dated June 10, 1999 (incorporated by reference to Exhibit
              No. 6.8 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.9         Authorized Reseller Agreement by and between Qorus.com, Inc., a
              Delaware corporation, and C2C Telecom, Inc., a Delaware corporation, dated September 21, 1999 (incorporated by reference to Exhibit No. 6.9 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.10        Authorized Reseller Agreement by and between Qorus.com, Inc., a
              Delaware corporation, and CyberGate, Inc. Dated August 31, 1999
              (incorporated by reference to Exhibit No. 6.10 of the Registration
              Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)



 10.11 Master Agreement by and between Qorus.com, Inc., a Delaware corporation, and Moore Business Communication Services, a division of Moore North America, Inc., dated September 10, 1999
              (incorporated by reference to Exhibit No. 6.11 of the Registration
              Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.12 Statement of Work #NWA-1 issued under Master Agreement by and between Qorus.com, Inc., a Delaware corporation, and Moore
              Business Communications Services, a division of Moore North
              America, Inc. (incorporated by reference to Exhibit No. 6.12 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.13        Bill of Sale, Assignment and Assumption Agreement by and between
              Qorus.com, Inc., a Delaware corporation, and NetDox, Inc., a
              Delaware corporation, dated July 15, 1999 (incorporated by reference to Exhibit No. 6.13 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.14 Rescission Agreement by and between Qorus.com, Inc., a Delaware corporation, and NetDox, Inc., a Delaware corporation, dated
              December 31, 1999 (incorporated by reference to Exhibit No. 6.14 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.15 Commission Agreement by and between Qorus.com, Inc., a Delaware corporation, and NetDox, Inc., a Delaware corporation, dated
              December 31, 1999 (incorporated by reference to Exhibit No. 6.15 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.16 Consulting Agreement by and between Qorus.com, Inc., a Delaware corporation, and Thurston Group, Inc., a Delaware corporation, dated March 1, 1999 (incorporated by reference to Exhibit No. 6.16 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.17        Lease and Service Agreement by and between Southern European
              Communications Corp., a Delaware corporation, and VANTAS/Fair Oaks dated December 23, 1999 (incorporated by reference to Exhibit No.
              6.17 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.18        Internet Data Center Services Agreement by and between Qorus.com,
              Inc., a Delaware corporation, and Exodus Communications, Inc.
              (incorporated by reference to Exhibit No. 6.18 of the Registration
              Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)



 10.19        Amendment No. 2 to Acquisition Agreement between Golf Ball World,
              Inc., a Florida corporation, and the stockholders of Qorus.com, Inc., a Delaware corporation (incorporated by reference to Exhibit
              No. 6.19 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.20        Settlement Agreement and Release by and between Qorus.com, Inc.
              and Tornado Development, Inc. Dated October 28, 1999 (incorporated by reference to Exhibit No. 6.20 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.21        Amendment No. 1 to Software License Agreement dated October 28,
              1999 by and between Qorus.com, Inc. and Tornado Development, Inc.
              (incorporated by reference to Exhibit No. 6.21 of the Registration
              Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.22 Employment Agreement, dated as of March 1, 2000, by and between Qorus.com, Inc., a Florida corporation, and James W. Blaisdell
              (incorporated by reference to Exhibit No. 6.22 of the Registration
              Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.23        Promissory Note, dated as of November 1, 1999, payable to Thomson
              Kernaghan & Co., Ltd. in the original principal amount of $100,000.00 (incorporated by reference to Exhibit No. 6.23 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.24 Subscription Agreement, dated as of November 1, 1999, by and between Qorus.com, Inc., a Florida corporation, and Thomson
              Kernaghan & Co., Ltd. (incorporated by reference to Exhibit No.
              6.24 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.25 Agreement for Professional Services, dated as of __________________, 2000, by and between Qorus.com, Inc., a
              Florida corporation, and Leighton W. Smith (incorporated by reference to Exhibit No. 6.25 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.26 Amendment to Agreement for Professional Services, dated as of ________________, 2000, by and between Qorus.com, Inc., a Florida corporation, and Leighton W. Smith (incorporated by reference to Exhibit No. 6.26 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.27 Agreement for Professional Services, dated as of March 2, 2000, by and between Qorus.com, Inc., a Florida corporation, and Michael J.
              Labedz (incorporated by reference to Exhibit No. 6.27 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.28 Agreement for Professional Services, dated as of March 2, 2000, by and between Qorus.com, Inc., a Florida corporation, and Willard C.
              McNitt, Jr. (incorporated by reference to Exhibit No. 6.28 of the
              Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.29 Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit No. 6.29 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.30        Warrant, dated March 27, 2000, issued to First Portland
              Corporation (incorporated by reference to Exhibit No. 6.30 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.31        Promissory Note, dated as of March 27, 2000, payable to Thurston
              Interests, L.L.C. in the original principal amount of $750,000
              (incorporated by reference to Exhibit No. 6.31 of the Registration
              Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.32        Promissory Note, dated as of March 27, 2000, payable to Apex
              Investment Fund III in the original principal amount of $703,425
              (incorporated by reference to Exhibit No. 6.32 of the Registration
              Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.33        Promissory Note, dated as of March 27, 2000, payable to Apex
              Strategic Investors in the original principal amount of $46,575
              (incorporated by reference to Exhibit No. 6.33 of the Registration
              Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 27*          Financial Data Schedule



---------
* Filed herewith.

    (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  QORUS.COM, INC.


Date: May 15, 2000                                By: /s/ James W. Blaisdell
                                                      -------------------------
                                                  James W. Blaisdell
                                                  Executive Chairman and
                                                  Chief Executive Officer


Date: May 15, 2000                                By: /s/ Jack N. Woodruff
                                                      -------------------------
                                                  Jack N. Woodruff
                                                  Chief Financial Officer

QORUS.COM, INC.


BALANCE SHEET
March 31, 2000
(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                       $      12,396
Accounts receivable                                   110,316
Prepaid expenses and other current assets              63,454
                                                -------------
Total current assets                                  186,166
                                                -------------

PROPERTY AND EQUIPMENT:
Furniture and fixtures                                  3,397
Office equipment                                       35,760
Production equipment                                   98,297
Leasehold improvements                                  9,722
                                                -------------
Total property and equipment                          147,176
Less accumulated depreciation                         (22,626)
                                                -------------
Property and equipment, net                           124,550
                                                -------------

INVESTMENT                                            518,752
                                                -------------

OTHER ASSETS:
Software licenses:
    Related party, net of accumulated
      amortization of $167,450                         68,950
    Other, net of accumulated
      amortization of $32,800                          45,920
Other assets                                           72,272
                                                -------------
Total other assets                                    187,142
                                                -------------

TOTAL ASSETS                                    $   1,016,610
                                                =============



                                                  (Continued)

QORUS.COM, INC.


BALANCE SHEET - Continued
March 31, 2000
(UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses and other current liabilities                      $     631,842
Notes payable to related party                                            697,000
                                                                    -------------
Total current liabilities                                               1,328,842
                                                                    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01; 5,000,000 shares
    authorized and no shares issued
Common stock, par value $.001; 50,000,000 shares
    authorized and 11,354,407 shares issued and
    outstanding                                                            11,354
Additional paid-in capital                                              4,168,051
Accumulated deficit                                                    (4,491,637)
                                                                    -------------
Total stockholders' equity                                               (312,232)
                                                                    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   1,016,610
                                                                    =============


See accompanying notes to financial statements.

QORUS.COM, INC.


STATEMENT OF OPERATIONS
FOR THE THREE MONTHS
ENDED MARCH 31, 2000
(UNAUDITED)



REVENUES                                                            $      29,541

COST OF REVENUES                                                          218,831
                                                                    -------------

GROSS LOSS                                                               (189,290)
                                                                    -------------

OPERATING EXPENSES:
Selling and marketing                                                     140,519
General and administrative                                              1,013,105
                                                                    -------------
Total operating expenses                                                1,153,624
                                                                    -------------

LOSS FROM OPERATIONS                                                   (1,342,914)
                                                                    -------------

OTHER INCOME (EXPENSE):
Interest income                                                               656
Interest expense                                                           (6,124)
Loss on sale of assets                                                       (743)
                                                                    -------------
Other expense, net                                                         (6,211)
                                                                    -------------

NET LOSS                                                            $  (1,349,125)
                                                                    =============


BASIC AND DILUTED LOSS PER SHARE                                    $        (.12)
                                                                    =============




See accompanying notes to financial statements.

QORUS.COM, INC.


STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS
ENDED MARCH 31, 2000
(UNAUDITED)


                                                                                                      Total
                                                                    Additional       Stock-           Stock-
                                    Shares           Common          Paid-in        holders'          holders'
                                  Outstanding        Stock           Capital        Deficit           Equity
                                 -------------   -------------   -------------   -------------    -------------
BALANCE, DECEMBER 31, 1999          11,354,407   $      11,354   $   4,168,051   $  (3,142,512)   $   1,036,893

NET LOSS                                                                            (1,349,125)      (1,349,125)
                                                                                 -------------    -------------

BALANCE, MARCH 31, 2000             11,354,407   $      11,354   $   4,168,051   $  (4,491,637)   $    (312,232)
                                 =============   =============   =============   =============    =============


See accompanying notes to financial statements.

QORUS.COM, INC.


STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS
ENDED MARCH 31, 2000
(UNAUDITED)




CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $  (1,349,125)
Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation                                                            9,167
    Amortization                                                           39,390
    Loss on sale of property                                                  743

Changes in operating assets and liabilities:
    Accounts receivable                                                   (29,541)
    Prepaid expenses and other assets                                      81,786
    Accrued expenses                                                     (186,099)
                                                                    -------------
Net cash used by operating activities                                  (1,433,679)
                                                                    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                        (36,831)
Sale of property                                                            1,402
                                                                    -------------
Net cash used by investing activities                                     (35,429)
                                                                    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable borrowings                                                  597,000
                                                                    -------------
Net cash provided by financing activities                                 597,000
                                                                    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (872,107)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              884,503
                                                                    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $      12,396
                                                                    =============




                                                                     (Continued)

QORUS.COM, INC.

FOR THE THREE MONTHS
ENDED MARCH 31, 2000
(UNAUDITED)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                                       $  21
  Income taxes                                                                   $ -0-



See accompanying notes to financial statements.

QORUS.COM, INC.


NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Qorus.com, Inc. (the "Company") Form 10-SB and Form 10-KSB for the year ended December 31, 1999, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

    The information furnished reflects all adjustments (all of which were normal recurring nature) which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LICENSES - The Company has an agreement with a related party (Tornado Development, Inc., which licenses certain technology. The term of the license is for three years (expiring May 2002). The agreement provides for a prepaid license fee totalling $150,000 for the minimum number of subscribers to the Company's product in the first year. Additional fees are due for subscribers over the minimum number in the first year. License fees for the remaining term are based on a sliding scale for the number of subscribers. The agreement also provides for a royalty fee on certain components utilized by the Company to service the subscribers. The minimum royalty for the first year is $86,400 with additional royalties due based on a sliding scale over the term of the agreement. The License and Royalty expenses totaled $29,550 for the three months ended March 31, 2000.

    The Company also has license agreements with third parties for the software programming and internet support. The aggregate license fee for these agreements totaled $78,720. The agreements provide for varying terms from 2 years to perpetual. License expense to third parties for the three months ended March 31, 2000 totaled $9,840.

    SIGNIFICANT CUSTOMER - One customer accounted for all revenues during the period and total accounts receivable at March 31, 2000.

    PERVASIVENESS OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    GOING CONCERN - The Company has not received significant revenues and has incurred significant expenses in developing its product and strategic relationships. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 7, management has developed an operating plan which they believe will generate sufficient cash to meet its obligations in the normal course of business.

3.  STOCKHOLDERS' EQUITY

    NON-QUALIFIED STOCK OPTIONS


                                                           Option Price
                                          Shares             per Share
                                         ---------        --------------
Outstanding at
  January 1, 1999                        1,505,000        $ 1.00 - $5.25
                                         ---------        ------   -----
Cancelled                                     -0-             $ -0-

Granted during the period                1,685,500        $ 1.00 - $1.25
                                         ---------        ------   -----

Outstanding at
  March 31, 2000                         3,190,500        $ 1.00 - $5.25
                                         =========        ======   =====


4.  NOTE PAYABLE TO RELATED PARTY

    The Company has a note payable of $100,000 at March 31, 2000 due to a related party, which accrues interest at 10% per annum and is due on April 30, 2000. In addition, the Company has committed to sell to the holder of the note, 20,000 shares of common stock at par value. The Company has recorded the difference in fair market value ($5.25) and par value as a charge to interest expense ($105,000).

    The Company has notes payable of $597,000 at March 31, 2000 as a result a financing agreement with Thurston Interests LLC, Apex Strategic Partners and Apex Investment Fund III which provides the Company with $1.5 million in available notes. The convertible notes bear interest at 10% and are due and payable on the earlier to occur of October 2000 or the date of closing of the next equity or quasi-equity financing by the Company. The notes also shall automatically convert into Preferred Stock if the Company executes a sale of Preferred Stock of at least $5,000,000. In connection with the financing, the Board of Directors has authorized the issuance of 1,500,000 shares of its common stock for $.01 per share as additional consideration for the loan. The Company will record a charge to interest expense of approximately $1,900,000 as a beneficial interest feature to the loan in the quarter ended June 30, 2000 when the stock sale occurred.

5.  INCOME TAXES

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1999 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

    At March 31, 2000, the Company had net operating loss carryforwards for Federal tax purposes of approximately $3.4 million, which is available to offset future taxable income, if any, through 2019.

6.  RELATED PARTY TRANSACTIONS

    The Company has an agreement with NetDox (a company with common ownership) to provide a commission of 20% of all gross revenues (excluding development fees or other non-recurring revenues) received under the Company's contract with Moore Business Communications Services. As of March 31, 2000, no commissions were due to NetDox.


7.  MANAGEMENT PLANS

    During the period ended March 31, 2000, the Company received loans from three related parties in advanced of an agreed upon bridge credit line of $1,500,000. At March 31, 2000 the Company has used $597,000 of the line and has $903,000 remaining. Management believes that available cash resources and increased sales will be insufficient to meet its cash flow requirements through December 2000. Management has developed alternate plans which include, but are not limited to, raising additional debt and equity financing and identifying companies with additional complimentary services for merger or acquisition with the Company.

                                 INDEX TO EXHIBITS



EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBIT
------                         ----------------------

  2.1 Acquisition Agreement between Golf Ball World, Inc., a Florida corporation, and the stockholders of Qorus.com. Inc., a Delaware corporation (incorporated by reference to Exhibit 6.2 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

  2.2         Amendment No. 1 to Acquisition Agreement between Golf Ball World,
              Inc., a Florida corporation, and the stockholders of Qorus.com, Inc., a Delaware corporation (incorporated by reference to Exhibit 6.4 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

  2.3         Amendment No. 2 to Acquisition Agreement between Golf Ball World,
              Inc., a Florida corporation, and the stockholders of Qorus.com, Inc., a Delaware corporation (incorporated by reference to Exhibit 6.9 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

  3.1         Articles of Incorporation (incorporated by reference to Exhibit
              No. 2.1 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

  3.2         Bylaws (incorporated by reference to Exhibit No. 2.2 of the
              Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

  4.1 Form of Common Stock Certificate of Qorus.com, Inc. (incorporated by reference to Exhibit No. 3.1 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.1 1999 Stock Option Plan of Qorus.com, Inc. (incorporated by reference to Exhibit No. 6.1 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.2 Acquisition Agreement between Golf Ball World, Inc., a Florida corporation, and the stockholders of Qorus.com, Inc., a Delaware corporation (incorporated by reference to Exhibit No. 6.2 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.3 Employment Agreement dated May 24, 1999, between Qorus.com, Inc., a Delaware corporation and Michael Sohn (incorporated by reference to Exhibit No. 6.3 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.4         Amendment No.1 to Acquisition Agreement between Golf Ball World,
              Inc., a Florida corporation, and the stockholders of Qorus.com, Inc., a Delaware corporation (incorporated by reference to Exhibit
              No. 6.4 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.5         Software License Agreement between Tornado Development, Inc., a
              California corporation, and Qorus.com, Inc., a Delaware corporation (incorporated by reference to Exhibit No. 6.5 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.6         Tornado Development, Inc. Class A Common Stock Purchase Warrant
              (incorporated by reference to Exhibit No. 6.6 of the Registration
              Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.7         Registration Rights Agreement by and between Qorus.com, Inc., a
              Delaware corporation, and Tornado Development, Inc., a Delaware corporation, dated April 15, 1999 (incorporated by reference to Exhibit No. 6.7 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.8         Authorized Reseller Agreement by and between Qorus.com, Inc., a
              Delaware corporation, and Alpha Telecom (UK) Ltd., a Limited
              Company, dated June 10, 1999 (incorporated by reference to Exhibit
              No. 6.8 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.9         Authorized Reseller Agreement by and between Qorus.com, Inc., a
              Delaware corporation, and C2C Telecom, Inc., a Delaware corporation, dated September 21, 1999 (incorporated by reference to Exhibit No. 6.9 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.10        Authorized Reseller Agreement by and between Qorus.com, Inc., a
              Delaware corporation, and CyberGate, Inc. Dated August 31, 1999
              (incorporated by reference to Exhibit No. 6.10 of the Registration
              Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.11 Master Agreement by and between Qorus.com, Inc., a Delaware corporation, and Moore Business Communication Services, a division of Moore North America, Inc., dated September 10, 1999
              (incorporated by reference to Exhibit No. 6.11 of the Registration
              Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.12 Statement of Work #NWA-1 issued under Master Agreement by and between Qorus.com, Inc., a Delaware corporation, and Moore
              Business Communications Services, a division of Moore North
              America, Inc. (incorporated by reference to Exhibit No. 6.12 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.13        Bill of Sale, Assignment and Assumption Agreement by and between
              Qorus.com, Inc., a Delaware corporation, and NetDox, Inc., a
              Delaware corporation, dated July 15, 1999 (incorporated by reference to Exhibit No. 6.13 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.14 Rescission Agreement by and between Qorus.com, Inc., a Delaware corporation, and NetDox, Inc., a Delaware corporation, dated
              December 31, 1999 (incorporated by reference to Exhibit No. 6.14 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.15 Commission Agreement by and between Qorus.com, Inc., a Delaware corporation, and NetDox, Inc., a Delaware corporation, dated
              December 31, 1999 (incorporated by reference to Exhibit No. 6.15 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.16 Consulting Agreement by and between Qorus.com, Inc., a Delaware corporation, and Thurston Group, Inc., a Delaware corporation, dated March 1, 1999 (incorporated by reference to Exhibit No. 6.16 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.17        Lease and Service Agreement by and between Southern European
              Communications Corp., a Delaware corporation, and VANTAS/Fair Oaks dated December 23, 1999 (incorporated by reference to Exhibit No.
              6.17 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.18        Internet Data Center Services Agreement by and between Qorus.com,
              Inc., a Delaware corporation, and Exodus Communications, Inc.
              (incorporated by reference to Exhibit No. 6.18 of the Registration
              Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.19        Amendment No. 2 to Acquisition Agreement between Golf Ball World,
              Inc., a Florida corporation, and the stockholders of Qorus.com, Inc., a Delaware corporation (incorporated by reference to Exhibit
              No. 6.19 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.20        Settlement Agreement and Release by and between Qorus.com, Inc.
              and Tornado Development, Inc. Dated October 28, 1999 (incorporated by reference to Exhibit No. 6.20 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.21        Amendment No. 1 to Software License Agreement dated October 28,
              1999 by and between Qorus.com, Inc. and Tornado Development, Inc.
              (incorporated by reference to Exhibit No. 6.21 of the Registration
              Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.22 Employment Agreement, dated as of March 1, 2000, by and between Qorus.com, Inc., a Florida corporation, and James W. Blaisdell
              (incorporated by reference to Exhibit No. 6.22 of the Registration
              Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.23        Promissory Note, dated as of November 1, 1999, payable to Thomson
              Kernaghan & Co., Ltd. in the original principal amount of $100,000.00 (incorporated by reference to Exhibit No. 6.23 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.24 Subscription Agreement, dated as of November 1, 1999, by and between Qorus.com, Inc., a Florida corporation, and Thomson
              Kernaghan & Co., Ltd. (incorporated by reference to Exhibit No.
              6.24 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.25 Agreement for Professional Services, dated as of __________________, 2000, by and between Qorus.com, Inc., a
              Florida corporation, and Leighton W. Smith (incorporated by reference to Exhibit No. 6.25 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.26 Amendment to Agreement for Professional Services, dated as of ________________, 2000, by and between Qorus.com, Inc., a Florida corporation, and Leighton W. Smith (incorporated by reference to Exhibit No. 6.26 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.27 Agreement for Professional Services, dated as of March 2, 2000, by and between Qorus.com, Inc., a Florida corporation, and Michael J.
              Labedz (incorporated by reference to Exhibit No. 6.27 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.28 Agreement for Professional Services, dated as of March 2, 2000, by and between Qorus.com, Inc., a Florida corporation, and Willard C.
              McNitt, Jr. (incorporated by reference to Exhibit No. 6.28 of the
              Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.29 Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit No. 6.29 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.30        Warrant, dated March 27, 2000, issued to First Portland Corporation
              (incorporated by reference to Exhibit No. 6.30 of the Registration
              Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.31        Promissory Note, dated as of March 27, 2000, payable to Thurston
              Interests, L.L.C. in the original principal amount of $750,000
              (incorporated by reference to Exhibit No. 6.31 of the Registration
              Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.32        Promissory Note, dated as of March 27, 2000, payable to Apex
              Investment Fund III in the original principal amount of $703,425
              (incorporated by reference to Exhibit No. 6.32 of the Registration
              Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 10.33        Promissory Note, dated as of March 27, 2000, payable to Apex
              Strategic Investors in the original principal amount of $46,575
              (incorporated by reference to Exhibit No. 6.33 of the Registration
              Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

 27*          Financial Data Schedule



---------
* Filed herewith.