Form 10QSB
period 2000-06-30
QORUS COM INC
filed 2000-08-14
CIK 1095691

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________.

                         Commission File Number 0-27551

                                 QORUS.COM, INC.
                 (Name of Small Business Issuer in its Charter)

            FLORIDA                                           65-0358792
(State or other jurisdiction of                            (I.R.S. employer
 incorporation or organization)                           identification no.)

                             11320 RANDOM HILLS ROAD
                                    SUITE 590
                           FAIRFAX, VIRGINIA 22030
                    (Address of principal executive offices)

                                 (703) 279-7160
                (Issuer's telephone number, including area code:)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X . No .

Number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 2000: 12,854,407

           Transitional Small Business Disclosure Format (Check One):
                            Yes       No   X
                                -----    -----

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

The following financial statements required by this item are filed herewith:

                                                                           Page
Balance Sheet (Unaudited), June 30, 2000                                   F-1
Statement of Operations (Unaudited) for the three months ended
June 30, 2000 and 1999                                                     F-3
Statement of Operations (Unaudited) for the six months ended
June 30, 2000 and 1999                                                     F-4
Statement of Cash Flows (Unaudited) for the six months ended
June 30, 2000                                                              F-5
Notes to Financial Statements (Unaudited)                                  F-7

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

     Qorus' revenue for the three months and six months ended June 30, 2000 totaled $42,400 and $72,000, respectively, and was from one customer, Moore Business Systems. A total of $2,700 and $11,000, respectively, was for engineering services related to customizing the service offering of Qorus for its customer and $39,700 and $61,000, respectively, was for recurring revenue for messaging services to its customer for the three and six month period ended June 30, 2000.

     In connection with the agreement with Moore Business Communications Services, we entered into a Commission Agreement with NetDox to compensate NetDox for its efforts in securing this contract. Under the Commission Agreement, NetDox will be entitled to a commission in the amount of 20% of all gross revenues (excluding development fees or other non-recurring revenues) received by us under the Master Agreement with Moore Business Communications Services. To date, we have paid no commissions to NetDox pursuant to the Commission Agreement. According to the Commission Agreement, NetDox earns the commission when the revenue is collected by us.

     Inasmuch as Qorus will continue to have a high level of operating expenses, Qorus will continue to be required to make certain up-front expenditures in connection with its system engineering efforts to prepare its products for each customers' service launch. It will also incur up-front expenses to continue its sales and marketing effort. Qorus anticipates that losses will continue for the foreseeable future.

     Qorus also has agreements with two telecommunications companies and one Internet service provider, all three of which intend to use the Qorus service to provide unified messaging to their customers. One telecommunications company launched the unified messaging system in April 2000. We expect the second telecommunications company to launch in August 2000. Qorus expects to receive revenue from the two telecommunications companies in the third and fourth quarter of 2000. Qorus' expenses have exceeded net revenues since inception. For the three and six months ended June 30, 2000, Qorus sustained net losses of $1,349,000 and $6,088,700, respectively. For the six months ended June 30, 2000, Qorus recorded a beneficial interest expense of $2,985,000 related to the sale of 1,500,000 shares of stock as part of a loan agreement. This $2,985,000 expense was a non-cash item that contributed to the loss at June 30, 2000.

PLAN OF OPERATION FOR NEXT 12 MONTHS

     Qorus' capital requirements have been and will continue to be significant, and its cash requirements have exceeded cash flow from operations since inception. As a result, Qorus was substantially dependent on the proceeds of its earlier private placement of debt and equity securities to satisfy its working capital requirements. Qorus is currently dependant upon a Bridge Loan from three related parties of $1.5 million described in the paragraph below. Qorus will be dependent upon the proceeds of future private placement offerings to satisfy working capital requirements, to fund certain marketing activities and to continue implementing our expansion strategy.

     To fund immediate cash requirements, Qorus has executed and delivered to each of Thurston Interests, L.L.C., Apex Investment Fund III and Apex Strategic Partners promissory notes in the aggregate amount of $1,500,000. After deducting fees owed to the Thurston Group in connection with this financing, net funds available for operations were approximately $1,380,000. The notes bear interest at 10% and are due on the earlier to occur of (i) September 27, 2000 or (ii) the date of closing of the next equity or quasi-equity financing of Qorus, or any of its subsidiaries. Upon the closing of an offering by Qorus of shares of its preferred stock resulting in cash proceeds of $5,000,000 or more, the notes will automatically convert into shares of the same series of preferred stock as sold in such private sale. At June 30, 2000 Qorus had drawn down all of these funds.

     Qorus intends to raise additional funds for operations through a private placement offering of between $10 million and $15 million. Qorus is currently soliciting potential investors regarding such an offering and expects to complete the offering by the third or fourth quarter 2000.

     Qorus believes, based on current proposed plans and assumptions relating to its operations, that this private placement, together with anticipated revenues from operations, will be sufficient to fund Qorus's operations and working capital requirements over the next 12 months. In the event that Qorus's plans or assumptions relating to its operations change or prove to be inaccurate, or if the net proceeds of future private placements together with revenues generated from operations prove to be insufficient

(due to, among other things, unanticipated expenses, increased competition, unfavorable general economic conditions, inability to successfully market Qorus' messaging services, or other unforeseen circumstances), Qorus could be required to seek other less desirable alternatives. There can be no assurance that additional financing from any source will be available to Qorus when needed, on commercially reasonable terms, or at all. Qorus is dependent upon the Thurston Group to raise sufficient funds for Qorus to meet its current cash requirements. Qorus is dependent upon its founding shareholders to provide additional cash at commercially reasonable terms.

     In February 2000, Moore Business Systems began offering Qorus' messaging services and we began earning revenues from Moore for such services. C2C Communications began offering Qorus' messaging services in April 2000. We anticipate that Alpha Telecom will also begin to offer our messaging services by the third quarter of 2000. We anticipate that CyberGate, will begin offering our messaging services no later than the third quarter of 2000. To achieve these commencement dates, Qorus has assigned full-time account managers to each of the customers to assist them with the successful commercial offering of our messaging services.

     Qorus will continue to focus on signing contracts with new customers such as Internet Service Providers, competitive local exchange carriers, paging companies and mobile telephone carriers who will in turn market our messaging services to their customers. Additionally, Qorus will be undertaking efforts to market directly to medium and large enterprises in selected industries. To accomplish this, Qorus will market its service in two ways. First, by establishing a direct sales force that will call upon, sell and service these potential telecommunications and internet companies. To date Qorus has employed four direct salespersons and has over 30 companies in its sales pipeline. The second way we will reach these potential customers is through co-marketing programs with hardware and software companies that currently offer complementary products to the same market. These co-marketing partners will provide sales leads to the direct sales force. Qorus also intends to pursue international telecommunications and Internet Service Providers. Qorus has currently employed one international business development manager for this task.

     The third component of our operational plan for the next 12 months encompasses expanding our services to our target markets. Qorus intends to begin offering to its customers telephone service capabilities using the Internet. This will be a key product in addition to our messaging services as it will generate revenues from new services. As part of this service, Qorus will offer billing services, settlement services and customer relationship management services. These are the basic services necessary for an Internet Service Provider to expand into telephone services using the Internet. Combined with these basic telephone services, Qorus will offer new enhanced services such as "find-me-follow-me" service, conference calling, broadcast fax services using the Internet and advanced document delivery services.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     Gross revenues for the three months ended June 30, 2000 was $42,400 compared to $0 for the comparable 1999 period. Qorus began in March, 1999 and had no sales in the first four months of activity.

     Cost of revenues for the three months ended June 30, 2000 was $238,400 compared to $0 for the comparable period in 1999. The cost of staff and equipment necessary for operating the messaging services exceeded the revenue because certain minimum costs for both staff and equipment are required to operate the system and the capacity of both the equipment and the minimal staff is extremely underutilized. No sales were recorded for the 1999 time period and thus no cost of goods were recorded.

     Gross loss for the three months ended June 30, 2000 was $196,000 compared to $0 for the comparable period in 1999. The cost of staff and equipment necessary for operating the messaging services exceeded the revenue because certain minimum costs for both staff and equipment are required to operate the system and the capacity of both the equipment and the minimal staff is extremely underutilized. No sales were recorded for the 1999 time period and thus no gross profit was recorded.

     Selling, General and Administrative expenses for the three months ended June 30, 2000 was $1,512,000 compared to $1,233,000 for the comparable period in 1999. The majority of these expenses were employee-related expenses and professional fees for both 2000 and 1999. Employee related expenses approximated $688,000 and $113,000, recruiting and new-hire expenses totaled $104,000 and $90,300 for the three months ended June 30, 2000 and 1999 respectively. Professional fees included legal and accounting services totaled $308,000 and $421,000 for the three months ended June 30, 2000 and 1999 respectively. Management expects to continue incurring significant professional fees for additional capital requirements, marketing and legal and accounting services.

     Depreciation and amortization expenses for the three months ended June 30, 2000 and 1999 were $52,300 and $14. The increase in depreciation and amortization related to the purchase and use of equipment and software once the company began service to customers.

     Interest expense of $47,000 for the three months ended June 30, 2000 and $17,900 for the comparable period in 1999, was attributable to notes payable to related parties and interest due on past-due payables to vendors. In the three month period ended June 30, 2000 there was a beneficial interest expense of $2,985,000 for the difference between the purchase price of 1,500,000 shares of stock sold to three related parties and the market price of the stock on day of sale.

     As a result of the foregoing, net losses for the three months ended June 30, 2000 and 1999 were $4,740,600 and 1,229,700 respectively

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE PERIOD MARCH 10, 1999 to JUNE 30, 1999

     Gross revenues for the six months ended June 30, 2000 was $72,000 compared to $0 for the comparable 1999 period. Qorus began in March, 1999 and thus had no sales in the first four months of activity.

     Cost of revenues for the six months ended June 30, 2000 was $457,200 compared to $0 for the comparable period in 1999. The cost of staff and equipment necessary for operating the messaging services exceeded the revenue because certain minimum costs for both staff and equipment are required to operate the system and the capacity of both the equipment and the minimal staff is extremely underutilized. No sales were recorded for the 1999 time period and thus no cost of goods were recorded.

     Gross loss for the six months ended June 30, 2000 was $385,300 compared to $0 for the comparable period in 1999. The cost of staff and equipment necessary for operating the messaging services exceeded the revenue because certain minimum costs for both staff and equipment are required to operate the system and the capacity of both the equipment and the minimal staff is extremely underutilized. No sales were recorded for the 1999 time period and thus no gross profit was recorded.

     Selling, General and Administrative expenses for the six months ended June 30, 2000 was $2,658,000 compared to $1,282,000 for the comparable period in 1999. The majority of these expenses were employee-related expenses and professional fees for both 2000 and 1999. Employee related expenses approximated $1,266,400 and $119,600, recruiting and new-hire expenses totaled $192,000 and $90,300 for the six months ended June 30, 2000 and 1999 respectively. Professional fees included legal and accounting services totaled $517,300 and $462,800 for the six months ended June 30, 2000 and 1999 respectively. Management expects to continue incurring significant professional fees for additional capital requirements, marketing and legal and accounting services.

     Depreciation and amortization expenses for the six months ended June 30, 2000 and 1999 were $101,000 and $14. The increase in depreciation and amortization related to the purchase and use of equipment and software once the company began service to customers.

     Interest expense of $59,800 for the six months ended June 30, 2000 and $17,900 for the comparable period in 1999, was attributable to notes payable to related parties and interest due on past-due payables to vendors. In the six month period ended June 30, 2000 there was a beneficial interest expense of $2,985,000 for the difference between the purchase price of 1,500,000 shares of stock sold to three related parties and the market price of the stock on day of sale.

     As a result of the foregoing, net losses for the six months ended June 30, 2000 and 1999 were $6,088,700 and 1,278,800 respectively

LIQUIDITY AND CAPITAL RESOURCES

     Qorus' capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At June 30, 2000, Qorus had negative working capital of approximately $3,008,000 and unrestricted cash and cash equivalents of $261,500. At June 30, 2000 Qorus had no established available credit line. Qorus continues to satisfy its working capital requirements through limited cash flow generated from operations, the issuance of equity and debt securities, and loans from stockholders and related parties.

     Net cash used in operating activities for the six months ended June 30, 2000 was $2,951,000, and $487,000 for the comparable period in 1999, primarily as a result of significant operating losses in 2000 and start-up expense in 1999.

     Net cash used by investing activities was $213,000 for the six months ended June 30, 2000 and $245,000 for the comparable period in 1999. In both periods some cash was used for the purchase of furniture and equipment and for deposits for building and equipment leases. The cash used decreased by $32,000 in 2000 due to more equipment being purchased in the 1999 period.

     Financing activities provided $2,541,000 in cash for the six months ended June 30, 2000 and $1,019,000 for the comparable period in 1999. All borrowings were from Thurston Interests, L.L.C., Apex Investment Fund III and Apex Strategic Partners, all of which are related parties.

     Qorus has operating leases payable to a third-party leasing company. One such lease is for the telephone-related equipment necessary to operate the messaging services. This 36-month operating lease began in July 1999, ends in June 2002 and requires a monthly payment of $6,842 plus appropriate taxes. The other two operating leases are for computer equipment necessary to operate the messaging systems. These two simultaneous 18-month operating leases began September 1999 and end February 2001 and require a total monthly payment of $21,806 plus appropriate taxes.

     Qorus also has two concurrent property leases for its operations offices in Los Angeles, California. These leases expire June 15, 2002. Monthly rentals are $3,826 and $1,924. In addition, Qorus entered into a five-year lease for headquarters office space in Fairfax, Virginia. This lease expires May 31, 2005. Monthly rental is approximately $10,500. Future minimum payments under the leases are as follows:

CALENDAR YEAR ENDED
  2000.......................................    269,000
  2001.......................................    324,000
  2002.......................................    208,000
  2003.......................................    135,000
  2004.......................................    139,000
  2005.......................................     59,000
                                              ----------
       Total................................. $1,134,000

     Qorus had approximately $261,000 in cash and cash equivalents as of June 30, 2000. In March 2000, Qorus entered into an agreement with Thurston Interests, L.L.C., Apex Strategic Partners and Apex Investment Fund to provide Qorus with $1,500,000. The convertible notes bear interest at 10% per annum and are due and payable in September 2000 or the date of closing of the next equity or quasi-equity financing. Qorus has used all cash provided by this loan and has continued to secure loans from some of these related parties for working capital on an as required basis.

GOING CONCERN

     Qorus has had minimal revenues and incurred losses from operations since inception. Qorus' independent auditors included an explanatory paragraph in their report for the period ended December 31, 1999, which indicated a substantial doubt as to the ability of Qorus to continue as a going concern.

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

          EXHIBIT      DESCRIPTION
          NUMBER       -----------
          ------

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

           ---------
           *Filed herewith.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QORUS.COM, INC.


Date: August 14, 2000             By: /s/ James W. Blaisdell
                                      ----------------------
                                  James W. Blaisdell
                                  Executive Chairman and Chief Executive Officer



Date: August 14, 2000             By: /s/ John Talkington
                                      ----------------------
                                  John Talkington
                                  Chief Financial Officer

QORUS.COM, INC.

BALANCE SHEET
JUNE 30, 2000
(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                           $   261,530
Accounts receivable                                                      59,571
Prepaid expenses and other current assets                               128,752
                                                                    -----------
Total current assets                                                    449,853
                                                                    -----------

PROPERTY AND EQUIPMENT:
Furniture and fixtures                                                   26,391
Office equipment                                                         67,456
Production equipment                                                    110,932
Leasehold improvements                                                   46,490
                                                                    -----------
Total property and equipment                                            251,269
Less accumulated depreciation                                           (35,443)
                                                                    -----------
Property and equipment, net                                             215,826
                                                                    -----------

INVESTMENT                                                              518,752
                                                                    -----------

OTHER ASSETS:
Software licenses:
    Related party, net of accumulated
      amortization of $197,000                                           39,400
    Other, net of accumulated
      amortization of $42,640                                            36,080
Other assets                                                            145,938
                                                                    -----------
Total other assets                                                      221,418
                                                                    -----------

TOTAL ASSETS                                                        $ 1,405,849
                                                                    ===========


                                                                     (Continued)

QORUS.COM, INC.

JUNE 30, 2000
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses and other current liabilities                      $   831,652
Notes payable to related party                                        2,625,999
                                                                    -----------
Total current liabilities                                             3,457,651
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01; 5,000,000 shares
    authorized and no shares issued
Common stock, par value $.001; 50,000,000 shares
    authorized and 12,854,407 shares issued and
    outstanding                                                          12,854
Additional paid-in capital                                            7,166,551
Accumulated deficit                                                  (9,231,207)
                                                                    -----------
Total stockholders' equity                                           (2,051,802)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,405,849
                                                                    ===========

See accompanying notes to financial statements.

QORUS.COM, INC.

STATEMENT OF OPERATIONS

                                                  THREE MONTHS ENDED JUNE 30
                                                  2000                  1999
                                               -----------          -----------
                                               (UNAUDITED)          (UNAUDITED)

REVENUES                                       $    42,423          $         0

COST OF REVENUES                                   238,389                    0
                                               -----------          -----------

GROSS LOSS                                        (195,966)                   0
                                               -----------          -----------

OPERATING EXPENSES:
Selling and marketing                              246,795               93,482
General and administrative                       1,265,175            1,139,816
                                               -----------          -----------
Total operating expenses                         1,511,970            1,233,298
                                               -----------          -----------

LOSS FROM OPERATIONS                            (1,707,936)          (1,233,298)
                                               -----------          -----------

OTHER INCOME (EXPENSE):
Interest income                                        241               21,502
Interest expense                                   (47,163)             (17,894)
Beneficial interest expense                     (2,985,000)
Gain on sale of assets                                  31                    0
                                               -----------          -----------
Other expense, net                              (3,031,891)               3,608
                                               -----------          -----------

Loss before income taxes                        (4,739,827)          (1,229,690)
Income taxes                                           800                    0
                                               -----------          -----------

NET LOSS                                       $(4,740,627)         $(1,229,690)
                                               ===========          ===========

BASIC AND DILUTED LOSS PER SHARE               $      (.40)         $      (.16)
                                               ===========          ===========

Weighted average shares of
common stock outstanding                        11,854,407            7,625,315

See accompanying notes to financial statements.

QORUS.COM, INC.

STATEMENT OF OPERATIONS

                                                          FOR THE PERIOD
                                        SIX MONTHS        MARCH 10, 1999
                                       ENDED JUNE 30     TO JUNE 30, 2000
                                           2000                1999
                                       -------------     ----------------
                                        (UNAUDITED)         (UNAUDITED)

REVENUES                               $     71,964        $          0

COST OF REVENUES                            457,219                   0
                                       ------------        ------------

GROSS LOSS                                 (385,255)                  0
                                       ------------        ------------

OPERATING EXPENSES:
Selling and marketing                       387,314              93,757
General and administrative                2,270,744           1,188,633
                                       ------------        ------------
Total operating expenses                  2,658,058           1,282,390
                                       ------------        ------------

LOSS FROM OPERATIONS                     (3,043,313)         (1,282,390)
                                       ------------        ------------

OTHER INCOME (EXPENSE):
Interest income                                 897              21,502
Interest expense                            (59,767)            (17,894)
Beneficial interest expense              (2,985,000)
Gain on sale of assets                         (712)                  0
                                       ------------        ------------
Other expense, net                       (3,004,582)              3,608
                                       ------------        ------------

Loss before income taxes                 (6,087,895)         (1,278,782)
Income taxes                                    800                   0
                                       ------------        ------------

NET LOSS                               $ (6,088,695)       $ (1,278,782)
                                       ============        ============

BASIC AND DILUTED LOSS PER SHARE       $       (.52)       $       (.19)
                                       ============        ============

Weighted average shares of
common stock outstanding                 11,604,407           6,734,293

See accompanying notes to financial statements.

QORUS.COM, INC.

STATEMENT OF CASH FLOWS

                                                                      FOR THE PERIOD
                                                    SIX MONTHS        MARCH 10, 1999
                                                   ENDED JUNE 30     TO JUNE 30, 2000
                                                       2000                1999
                                                   -------------     ----------------
                                                    (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                           $(6,088,695)       $(1,278,782)
Adjustments to reconcile net loss to net
 Used by operating activities:
 Depreciation                                           22,119                 14
 Amortization                                           78,780
 Loss on sale of property                                  712
 Beneficial interest feature                         2,985,000
Changes in operating assets & liabilities:
 Accounts receivable                                    21,204
 Prepaid expenses and other assets                      16,488            (10,072)
 Accrued expenses                                       13,710            802,294
                                                   -----------        -----------
Net cash used by operating activities               (2,950,682           (486,546)
                                                   -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                   (144,726)          (223,146)
 Sales of property                                       5,102
 Deposits                                              (73,666)           (21,416)
                                                   -----------        -----------
Net cash used by investing activities                 (213,290)          (244,562)
                                                   -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Notes payable borrowings                            2,525,999            511,644
 Related party note receivable issued               (3,388,831)
 Retained earnings from merger 5/19/99                (208,620)
 Proceeds from issuance of common stock, net            15,000          4,104,854
                                                   -----------        -----------
Net cash provided by financing activities            2,540,999          1,019,047
                                                   -----------        -----------

NET INCR/DECREASE IN CASH AND EQUIVALENTS             (622,973)           287,939

CASH AND EQUIVALENTS, BEGINNING OF PERIOD              884,503                  0
                                                   -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $   261,530        $   287,939
                                                   ===========        ===========

See accompanying notes to financial statements.

QORUS.COM, INC.

FOR THE SIX MONTHS
ENDED JUNE 30, 2000
(UNAUDITED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                  $      21
  Income taxes                              $     800

See accompanying notes to financial statements.

QORUS.COM, INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-QSB and Article 10 of the Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Qorus.com, Inc. (the "Company") Form 10-SB and Form 10-KSB for the year ended December 31, 1999, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

         The information furnished reflects all adjustments (all of which were normal recurring nature) which, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         LICENSES - The Company has an agreement with a related party (Tornado Development, Inc.) which licenses certain technology. The term of the license is for three years (expiring May 2002). The agreement provides for a prepaid license fee totalling $150,000 for the minimum number of subscribers to the Company's product in the first year. Additional fees are due for subscribers over the minimum number in the first year. License fees for the remaining term are based on a sliding scale for the number of subscribers. The agreement also provides for a royalty fee on certain components utilized by the Company to service the subscribers. The minimum royalty for the first year is $86,400 with additional royalties due based on a sliding scale over the term of the agreement. The License and Royalty expenses totaled $29,550 and $0 for the three months ended June 30, 2000 and 1999 respectively; and $59,100 and $0 for the six months ended June 30, 2000 and 1999 respectively.

         The Company also has license agreements with third parties for the software programming and internet support. The aggregate license fee for these agreements totaled $78,720. The agreements provide for varying terms from 2 years to perpetual. License expense to third parties for the three months ended June 30, 2000 and 1999 totaled $9,840 and $0 respectively. For the six months ended June 30, 2000 and 1999 license expense to third parties totaled $19,680 and $0 respectively.

         SIGNIFICANT CUSTOMER - One customer accounted for all revenues during the period and total accounts receivable at June 30, 2000.

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

         GOING CONCERN - The Company has not received significant revenues and has incurred significant expenses in developing its product and strategic relationships. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 8, management has developed an operating plan which they believe will generate sufficient cash to meet its obligations in the normal course of business.

STOCKHOLDERS' EQUITY

         NON-QUALIFIED STOCK OPTIONS

                                                              Option Price
                                                   Shares      per Share
                                                 ---------   -------------

         Outstanding at
           January 1, 2000                       1,505,000   $1.00 - $5.25
                                                             -----   -----

         Cancelled                                (516,669)  $1.00 - $5.25
                                                             -----   -----

         Granted during the period               1,685,500   $1.00 - $1.25
                                                 ---------   -----   -----

         Outstanding at
           June 30, 2000                         2,673,831   $1.00 - $5.25
                                                 =========   =====   =====


4.       NOTES PAYABLE TO RELATED PARTY

         The Company has a note payable of $100,000 at June 30, 2000 due to a related party, which accrues interest at 10% per annum and is due on demand. In addition, the Company has committed to sell to the holder of the note, 20,000 shares of common stock at par value.

         The Company has notes payable of $2,525,999 at June 30, 2000 as a result a financing agreement with Thurston Interests LLC and Apex (Strategic Partners and Investment Fund III). The convertible notes bear interest at 10% and are due and payable on September 2000 or the date of closing of the next equity or quasi-equity financing by the Company. The notes also shall automatically convert into Preferred Stock if the Company executes a sale of Preferred Stock of at least $5,000,000. In connection with the financing, the Board of Directors has authorized the issuance of 1,500,000 shares of its common stock for $.01 per share as additional consideration for the loan. The Company recorded a charge of $2,985,000 as beneficial interest expense. (see
         Note 5)


5.       BENEFICIAL INTEREST EXPENSE

         On May 31, 2000 the Board of Directors authorized the issuance of 1,500,000 shares of its common stock for $.01 per share as additional consideration for the financing provided by two related parties. The Company recorded beneficial interest expense of $2,985,000 for the issuance of the common stock. The amount was calculated based on the difference between the closing market price and the sale price of the common stock.

6.       INCOME TAXES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2000 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

         At June 30, 2000, the Company had net operating loss carryforwards for Federal tax purposes of approximately $5.5 million, which is available to offset future taxable income, if any, through 2019.

7.       RELATED PARTY TRANSACTIONS

         The Company has an agreement with NetDox (a company with common ownership) to provide a commission of 20% of all gross revenues (excluding development fees or other non-recurring revenues) received under the Company's contract with Moore Business Communications Services. As of June 30, 2000, no commissions were due to NetDox.

8.       MANAGEMENT PLANS

         During the period ended June 30, 2000, the Company received loans from three related parties in advance of an agreed upon bridge credit line of $1,500,000. At June 30, 2000 the Company has used all of the line and an additional $1,025,999 for a total outstanding balance of $2,525,999. Management believes that available cash resources and increased sales will be insufficient to meet its cash flow requirements through December 2000. Management has developed alternate plans which include, but are not limited to, raising additional debt and equity financing and identifying companies with additional complimentary services for merger or acquisition with the Company.

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER       DESCRIPTION
          -------      -----------

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

           ---------
           *Filed herewith.