Form 10QSB
period 2000-09-30
QORUS COM INC
filed 2000-11-14
CIK 1095691

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                 For the fiscal quarter ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from                  to                   .
                                    ----------------    ------------------

                         Commission File Number 0-27551

                                 QORUS.COM, INC.
                 (Name of Small Business Issuer in its Charter)

           FLORIDA                                              65-0358792
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                              identification no.)

                             11320 RANDOM HILLS ROAD
                                    SUITE 590
                                FAIRFAX, VIRGINIA
                    (Address of principal executive offices)

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

Number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 2000: 16,087,405
                      ----------

           Transitional Small Business Disclosure Format (Check One):
                                  Yes     No  X
                                      ---    ---

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

The following financial statements required by this item are filed herewith:

                                                                          PAGE
                                                                          ----

Balance Sheet (Unaudited), September 30, 2000                              F-1

Statement of Operations (Unaudited) for the six months ended               F-3
September 30, 2000

Statement of Cash Flows (Unaudited) for the nine months ended              F-5
September 30, 2000

Notes to Financial Statements (Unaudited)                                  F-7

Item 2. Management's Discussion and Analysis or Plan of Operation

     The information contained in this report may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of Qorus.com, Inc. and subsidiaries ("Qorus" or "company") including plans and objectives related to the consummation of future private and public issuances of Qorus' equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Qorus. Although Qorus believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Qorus or any other person that the objectives and plans of Qorus will be achieved.

     Qorus' revenue for the three months and nine months ended September 30, 2000 totaled $56,135 and $128,100, respectively, and was from one customer. Total expenses for the three months and nine months ended September 30, 2000 were $2,309,567 and $5,473,293, respectively (excluding beneficial interest expense in both periods). Our business is in the early development stage. We have not yet achieved a revenue base sufficient to support our cost base.

     Net cash outflow since inception of the company has been significant. We have been dependent upon interim financing from related parties to fund operations. At September 30, 2000 we had received and used $4,732,998 of interim financing from five related parties who are significant stockholders in the company. Subsequent to September 30th, we continued to receive interim financing for working capital from related parties on an as needed basis.

     To fund cash requirements in 2000, Qorus and its subsidiary, Aelix, Inc., issued promissory notes to related parties in the aggregate amount of $4,732,998. The notes bear interest at 10% and are due on the earlier to occur of (i) January 1, 2001 or (ii) the date of closing of the next equity or quasi-equity financing by Qorus or any of its subsidiaries. Upon the closing of any such transaction resulting in cash proceeds of $5,000,000 or more, the notes will automatically convert into shares of the same series of securities that the new investor(s) receive. If such offering does not occur by January 1, 2001, then the notes will automatically convert into preferred stock of Aelix, Inc. (a subsidiary of Qorus) at the exchange rate of 1 share of preferred stock for each One Dollar ($1.00) of principal plus accrued and unpaid interest on the note on the date of the conversion. As an incentive to provide the interim financing, Qorus sold 4,732,998 shares of common stock to the note holders at a price of $0.01 per share.

     Qorus will have a high level of operating expenses in the foreseeable future while we continue to add major functions and capabilities to our products and spend significantly on selling and marketing our products. As a result, we expect that losses will continue for the foreseeable future until the revenue base is sufficient to support the company.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

     Qorus intends to raise additional funds for operations through one or more private placement offerings of between $10 million and $15 million. We are currently soliciting potential investors regarding such an offering. Qorus believes, based on current proposed plans and assumptions relating to its operations, that the private placement(s), together with anticipated revenues from operations, will be sufficient to fund operations and working capital requirements over the next 12 months.

     In the event that Qorus plans or assumptions relating to its operations change or prove to be inaccurate, or if the net proceeds of future private placements together with revenues generated from operations prove to be insufficient (due to, among other things, unanticipated expenses, increased competition, unfavorable general economic conditions, inability to successfully market Qorus' services, or other unforeseen circumstances), Qorus could be required to seek other alternatives. There can be no assurance that additional financing from any source will be available to Qorus when needed on commercially reasonable terms.

     The management and board of directors of Qorus have made the decision to exit the unified messaging services business. The revenue base of this line of business has not grown as expected. On September 27, 2000, the company gave Tornado Development, Inc. notice of our intention to terminate both our Dealer Agreement and Software License with Tornado. The effective date of this termination is November 30, 2000. We are currently negotiating with Tornado regarding the transfer of existing customers and assets associated with the unified messaging business.

     The company is now focused on providing "Tier Zero" Customer Relationship Management (CRM) services providing intelligent electronic message broadcasting and delivery service. We offer the ability to send one-to-many communications via a variety of mediums (email, fax, pager, hand-held device, etc).

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Gross revenues for the three months ended September 30, 2000 were $56,135 compared to $62,000 for the comparable 1999 period. The three months of 2000 included $4,500 of billings for development work and $51,635 for transaction services. All of the sales in the comparable period of 1999 were for development services for the same customer.

     Cost of revenues for the three months ended September 30, 2000 was $288,329 compared to a credit of $57,834 for the comparable period in 1999. The cost of staff and equipment necessary to operate our transaction services business for only one customer exceeded the revenue because certain minimum costs for both staff and equipment are required to operate the system. Our operational capacity is underutilized. The credit cost of revenues for the comparable period of 1999 resulted from the reclassification of costs from cost of revenues to prepaid expense.

     Gross loss for the three months ended September 30, 2000 was $232,193 compared to a gross profit of $119,834 for the comparable period in 1999. The cost of staff and equipment necessary to operate our transaction services business for only one customer exceeded the revenue because certain minimum costs for both staff and equipment are required to operate the system. Our operational capacity is underutilized. In the comparable period of 1999 certain expenses were reclassified from cost of revenues to prepaid expense.

     Selling, General and Administrative expenses for the three months ended September 30, 2000 were $1,938,145 compared to $759,179 for the comparable period in 1999. The majority of these expenses were employee-related, sales and marketing and professional fees in both 2000 and 1999. In addition, there was a $280,000 asset impairment write-down in 1999 related to an acquisition of assets. Employee related expenses increased from $398,500 in 1999 to $855,100 in 2000 as the number of employees grew. Recruiting and new-hire expenses increased from $67,000 to $85,600 for the three months ended September 30, 1999 and 2000, respectively. Sales and marketing expenses increased from $81,400 in 1999 to $434,500 in 2000 for this three-month period. Depreciation and amortization expenses for the three months ended September 30, 1999 and 2000 increased from $4,900 to $60,700 , respectively. The increase in depreciation and amortization was related to the purchase and use of equipment and software once the company began service to customers.

     Interest expense increased from $9,800 for the three months ended September 30, 1999 to $83,100 for the comparable period in 2000. This increase was attributable to notes payable to related parties and interest due on past-due payables to vendors. In the three-month period ended September 30, 2000 there was a beneficial interest expense of $2,188,800 for the difference between the purchase price of 3,232,998 shares of stock sold to three related parties and the market price of the stock on the day of sale.

     As a result of the foregoing, net losses for the three months ended September 30, 2000 and 1999 were $4,442,100 and $577,300, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE PERIOD MARCH 10, 1999 TO SEPTEMBER 30, 1999

     Gross revenues for the nine months ended September 30, 2000 were $128,100 compared to $62,000 for the comparable 1999 period. The nine months of 2000 included $15,400 for billings for development work and $112,700 for billings for transaction services. All of the revenues in the comparable period of 1999 arose from development services. Qorus began its business in March of 1999 and had no sales until July of 1999.

     Cost of revenues for the nine months ended September 30, 2000 was $745,500 compared to $437,900 for the comparable period in 1999. The cost of staff and equipment necessary to operate our transaction services business for only one customer exceeded the revenue because certain minimum costs for both staff and equipment are required to operate the system. In the 1999 period we were testing and not fully operational, so costs were lower than normal. Our operational capacity is underutilized.

     Gross loss for the nine months ended September 30, 2000 was $617,400 compared to $375,900 for the comparable period in 1999. The cost of staff and equipment necessary to operate our transaction services business exceeded the revenue because certain minimum costs for both staff and equipment are required to operate the system.

     Selling, General and Administrative expenses for the nine months ended September 30, 2000 were $4,596,200 compared to $1,545,800 for the comparable period in 1999. The majority of these expenses were employee-related, sales and marketing and professional fees for both 2000 and 1999. In addition, there was a $280,000 asset impairment write-down in 1999 related to an acquisition of assets. Employee related expenses increased from $608,300 in 1999 to $2,313,400 in 2000 as the number of employees grew. Recruiting and new-hire expenses increased from $155,500 to $277,000 for the nine months ended September 30, 1999 and 2000, respectively. Sales and marketing expenses increased from $228,300 in 1999 to $1,004,800 in 2000 for this nine-month period. Professional fees including legal and accounting services totaled $342,200 and $768,200 for the nine months ended September 30, 1999 and 2000, respectively. Management expects to continue incurring significant professional fees for additional capital requirements, marketing and legal and accounting services. Depreciation and amortization expenses for the nine months ended September 30, 1999 and 2000 were $4,900 and $161,600, respectively. The increase in depreciation and amortization related to the purchase and use of equipment and software once the company began service to customers.

     Interest expense increased from $27,700 for the period ended September 30, 1999 to $132,300 for the comparable period in 2000. This increase was attributable to notes payable to related parties and interest due on past-due payables to vendors. In the nine month period ended September 30, 2000, there was a beneficial interest expense of $5,185,800 for the difference between the purchase price of 4,732,998 shares of stock sold to four related parties and the market price of the stock on the day of sale.

     As a result of the foregoing, net losses for the nine months ended September 30, 2000 and 1999 were $10,530,800 and $1,856,100 respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Qorus capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At September 30, 2000 Qorus had negative working capital of approximately $5,246,800 and unrestricted cash and cash equivalents of $368,100. Qorus has no established credit line. Qorus continues to satisfy its working capital requirements through limited cash flow generated from operations, the issuance of equity and debt securities, and loans from stockholders and related parties.

     Net cash used in operating activities for the nine months ended September 30, 2000 was $4,971,400 and $730,600 for the comparable period in 1999, primarily as a result of significant operating losses in 2000 and start-up expense in 1999.

     Net cash used by investing activities was $293,000 for the nine months ended September 30, 2000 and $1,686,000 for the comparable period in 1999. In 1999 a $1,018,752 investment was made in Tornado Development preferred stock when Qorus purchased software from Tornado for its unified messaging business. In the start-up period in 1999 more cash was used for the purchase of furniture and equipment and for deposits for building and equipment leases than in the corresponding period in 2000.

     Financing activities provided $4,748,000 in cash for the nine months ended September 30, 2000 and $2,384,300 for the comparable period in 1999. The increased borrowings were used to cover operating and start-up losses. All borrowings were from related parties.

     Qorus has operating leases payable to a third-party leasing company. One lease is a 36-month operating lease that began in July 1999, ends in June 2002 and requires a monthly payment of $6,842 plus appropriate taxes. The other two leases are simultaneous 18-month operating leases that began September 1999, end February 2001 and require a total monthly payment of $21,806 plus appropriate taxes.

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

GOING CONCERN

     Qorus has had minimal revenues and incurred losses from operations since inception. Qorus' independent auditors included an explanatory paragraph in their report for the period ended December 31, 1999, which indicated a substantial uncertainty as to the ability of Qorus to continue as a going concern. The survival of Qorus is dependent upon obtaining additional interim financing from related parties until more permanent equity or quasi-equity financing can be obtained.

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

 10.34* Deed of Lease by and between Fair Grove Properties, L.L.C. and Qorus.com, Inc., a Florida corporation, dated June 5, 2000

 10.35* Sales Representation Agreement by and between Qorus.com, Inc., a Florida corporation d/b/a Aelix, and SystemsFusion US, Inc., a Delaware corporation, dated July 7, 2000

 27*         Financial Data Schedule

----------

*    Filed herewith.

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               QORUS.COM, INC.


Dated November 14, 2000        By: /s/ James W. Blaisdell
                                   ------------------------------------------
                               James W. Blaisdell
                               Executive Chairman and Chief Executive Officer


Dated November 14, 2000        By: /s/ Thomas C. Ratchford
                                   ------------------------------------------
                               Thomas C. Ratchford
                               Chief Financial Officer

QORUS.COM, INC.

BALANCE SHEET
SEPTEMBER 30, 2000
(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                              $   368,102
Accounts receivable                                                         99,024
Prepaid expenses and other current assets                                    5,159
                                                                       -----------
Total current assets                                                       472,285
                                                                       -----------

PROPERTY AND EQUIPMENT:
Furniture and fixtures                                                      29,534
Office equipment                                                            85,125
Production equipment                                                       138,852
Leasehold improvements                                                      46,491
                                                                       -----------
Total property and equipment                                               300,002
Less accumulated depreciation                                              (56,778)
                                                                       -----------
Property and equipment, net                                                243,224
                                                                       -----------

INVESTMENT                                                                 518,752
                                                                       -----------

OTHER ASSETS:
Software licenses:
    Related party, net of accumulated
      amortization of $226,550                                               9,850
    Other, net of accumulated
      amortization of $52,480                                               26,240
Other assets                                                               175,938
                                                                       -----------
Total other assets                                                         212,028
                                                                       -----------

TOTAL ASSETS                                                           $ 1,446,289
                                                                       ===========
                                                                       (Continued)

QORUS.COM, INC.

SEPTEMBER 30, 2000
(UNAUDITED)


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued expenses and other current liabilities                         $    886,118
Notes payable to related parties                                          4,832,998
                                                                       ------------
Total current liabilities                                                 5,719,116
                                                                       ------------

LONG-TERM LIABILITIES                                                             0

STOCKHOLDERS' DEFICIT;
Preferred stock, par value $.01; 5,000,000 shares
    authorized and no shares issued
Common stock, par value $.001; 50,000,000 shares
    authorized and 16,087,405 shares issued and
    outstanding                                                              16,088
Additional paid-in capital                                                9,384,387
Accumulated deficit                                                     (13,673,302)
                                                                       ------------
Total stockholders' deficit                                              (4,272,827)
                                                                       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $  1,446,289
                                                                       ============

See accompanying notes to financial statements.

QORUS.COM, INC.

STATEMENT OF OPERATIONS

                                      THREE MONTHS ENDED SEPTEMBER 30
                                          2000               1999
                                      ------------       ------------
                                       (UNAUDITED)        (UNAUDITED)

REVENUES                              $     56,136       $     62,000

COST OF REVENUES                           288,329            (57,834)
                                      ------------       ------------
GROSS LOSS                                (232,193)           119,834

OPERATING EXPENSES:
Selling and marketing                      617,517            134,595
General and administrative               1,320,628            624,584
                                      ------------       ------------
Total operating expenses                 1,938,145            759,179
                                      ------------       ------------

LOSS FROM OPERATIONS                    (2,170,338)          (639,345)
                                      ------------       ------------

OTHER INCOME (EXPENSE):
Interest income                                 85             71,792
Interest expense                           (83,093)            (9,794)
Beneficial interest expense             (2,188,800)                 0
Gain on sale of assets                           0                  0
                                      ------------       ------------
Other Income/(expense), net             (2,271,808)            61,998
                                      ------------       ------------

Loss before income taxes                (4,442,146)          (577,347)
Income taxes                                     0                  0
                                      ------------       ------------

NET LOSS                              $ (4,442,146)      $   (577,347)
                                      ============       ============

BASIC AND DILUTED LOSS PER SHARE      $       (.34)      $       (.05)
                                      ============       ============

Weighted average shares of
common stock outstanding                12,854,407         11,359,136

See accompanying notes to financial statements.

QORUS.COM, INC.
STATEMENT OF OPERATIONS


                                      NINE MONTHS      FOR THE PERIOD
                                         ENDED        MARCH 10, 1999 TO
                                      SEPTEMBER 30       SEPTEMBER 30
                                          2000               1999
                                      ------------       ------------
                                      (UNAUDITED)         (UNAUDITED)

REVENUES                              $    128,100       $     62,000

COST OF REVENUES                           745,548            437,886
                                      ------------       ------------

GROSS LOSS                                (617,448)          (375,886)
                                      ------------       ------------

OPERATING EXPENSES:
Selling and marketing                    1,004,831            228,351
General and administrative               3,590,571          1,317,498
                                      ------------       ------------
Total operating expenses                 4,595,402          1,545,849
                                      ------------       ------------
LOSS FROM OPERATIONS                    (5,212,850)        (1,921,735)
                                      ------------       ------------

OTHER INCOME (EXPENSE):
Interest income                                983             93,295
Interest expense                          (132,343)           (27,688)
Beneficial interest expense             (5,185,830)                 0
Gain on sale of assets                           0                  0
                                      ------------       ------------
Other Income/(expense), net             (5,317,190)            65,607
                                      ------------       ------------

Loss before income taxes               (10,530,040)        (1,856,128)
Income taxes                                   800                  0
                                      ------------       ------------

NET LOSS                              $(10,530,840)      $ (1,856,128)
                                      ============       ============

BASIC AND DILUTED LOSS PER SHARE      $       (.86)      $       (.20)
                                      ============       ============

Weighted average shares of
common stock outstanding                12,187,630          9,492,226

See accompanying notes to financial statements.

QORUS.COM, INC.

STATEMENT OF CASH FLOWS


                                                   NINE MONTHS       FOR THE PERIOD
                                                      ENDED         MARCH 10, 1999 TO
                                                   SEPTEMBER 30       SEPTEMBER 30
                                                       2000               1999
                                                   ------------       ------------
                                                   (UNAUDITED)        (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                           $(10,530,840)      $ (1,856,128)
Adjustments to reconcile net loss to net cash
 Used by operating activities:
 Depreciation                                            43,046              4,898
 Amortization                                           118,170                  0
 Loss on sale of property/Impairment                        712            280,749
 Beneficial interest expense                          5,185,830                  0
Changes in operating assets & liabilities:
 Accounts receivable                                     16,751            (62,000)
 Prepaid expenses and other assets                      126,743           (104,204)
 Accrued expenses/accounts payable                       68,175          1,006,077
                                                   ------------       ------------
Net cash used by operating activities                (4,971,413)          (730,608)
                                                   ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                    (187,237)          (934,113)
 Sale of property                                         5,102            350,000
 Deposits                                              (110,851)           (83,154)
 Investment                                                   0         (1,018,752)
                                                   ------------       ------------
Net cash used by investing activities                  (292,986)        (1,686,019)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Notes payable borrowings                             4,732,998            519,776
 Related party note receivable issued                         0         (2,001,266)
 Retained earnings from merger 5/19/99                        0           (208,620)
 Proceeds from issuance of common stock, net             15,000          4,074,405
                                                   ------------       ------------
Net cash provided by financing activities             4,747,998          2,384,295
                                                   ------------       ------------
NET INCR/(DECR) IN CASH AND EQUIVALENTS                (516,401)            32,332

CASH AND EQUIVALENTS, BEGINNING OF PERIOD               884,503                  0
                                                   ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $    368,102       $     32,332
                                                   ============       ============

QORUS.COM, INC.

FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2000
(UNAUDITED)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                            $ 21
  Income taxes                        $800

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

     The information furnished reflects all adjustments (all of which were of a normal recurring nature that, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     LICENSES - The Company has an agreement with a related party (Tornado Development, Inc.) that licenses certain technology. The term of the license is for three years (expiring May 2002). The agreement provides for a prepaid license fee totaling $150,000 for the minimum number of subscribers to the Company's product in the first year. Additional fees are due for subscribers over the minimum number in the first year. License fees for the remaining term are based on a sliding scale for the number of subscribers. The agreement also provides for a royalty fee on certain components utilized by the Company to service the subscribers. The minimum royalty for the first year is $86,400 with additional royalties due based on a sliding scale over the term of the agreement. The License and Royalty expenses totaled $29,550 and $0 for the three months ended September 30, 2000 and 1999 respectively; and $88,650 and $0 for the nine months ended September 30, 2000 and 1999 respectively. (See note 8.)

     The Company also has license agreements with third parties for the software programming and internet support. The aggregate license fee for these agreements totaled $78,720. The agreements provide for varying terms from 2 years to perpetual. License expense to third parties for the three months ended September 30, 2000 and 1999 totaled $9,840 and $0 respectively. For the nine months ended September 30, 2000 and 1999 license expense to third parties totaled $29,520 and $0 respectively.

     SIGNIFICANT CUSTOMER - One customer accounted for all revenues during the period and most of the accounts receivable at September 30, 2000.

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

     GOING CONCERN - The Company has not received significant revenues and has incurred significant expenses in developing its product and strategic relationships. The financial statements have been prepared assuming the Company will continue to operate as a going concern that contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 7, management has developed an operating plan that they believe will generate sufficient cash to meet its obligations in the normal course of business.

3.   NOTES PAYABLE TO RELATED PARTY

     The Company has a note payable of $100,000 at September 30, 2000 due to a related party, which accrues interest at 10% per annum and is due on demand. In addition, the Company has committed to sell 20,000 shares of common stock at par value to the noteholder.

     The Company and its subsidiary, Aelix, Inc., have issued convertible notes payable in an aggregate amount of $4,732,998 at September 30, 2000 as a result of a financing agreement with related parties. The notes bear interest at 10% and are due on the earlier to occur of (i) January 1, 2001 or (ii) the date of closing of the next equity or quasi-equity financing by Qorus or any of its subsidiaries. Upon the closing of any such transaction resulting in cash proceeds of $5,000,000 or more, the notes will automatically convert into shares of the same series of securities that the new investor(s) receive. If such offering does not occur by January 1, 2001, then the notes will automatically convert into preferred stock of Aelix, Inc. (a subsidiary of Qorus) at the exchange rate of 1 share of preferred stock for each One Dollar ($1.00) of principal plus accrued and unpaid interest on the note on the date of the conversion. As an incentive to provide the interim financing, Qorus sold 4,732,998 shares of common stock to the note holders at a price of $0.01 per share.

4.   BENEFICIAL INTEREST EXPENSE

     On May 31, 2000 the Board of Directors authorized the issuance of 1,500,000 shares of its common stock for $.01 per share as additional consideration for the financing provided by related parties. On September 30, 2000 the Board of Directors authorized the issuance of 3,232,998 shares of its common stock for $.01 per share as additional compensation for the financing provided by related parties. The Company recorded beneficial interest expense of $5,185,830 for the issuance of the common stock. The amount was calculated based on the difference between the closing market price and the sale price of the common stock.

5.   INCOME TAXES

     The company has generated substantial tax loss carry-forwards that create a significant deferred tax asset at September 30, 2000. The company has not assigned any value to such asset due to the uncertainty of realization of the value. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     At September 30, 2000, the Company had net operating loss carry-forwards for Federal tax purposes of approximately $7 million, which is available to offset future taxable income, if any, through 2019.

6.   RELATED PARTY TRANSACTIONS

     The Company has an agreement with NetDox,Inc. (a company with common ownership) under which the company has agreed to pay NetDox a commission of 20% of all gross revenues (excluding development fees or other non-recurring revenues) received under the Company's contract with Moore Business Communications Services. As of September 30, 2000, no commissions have been paid to NetDox, but $22,500 has been accrued.

7.   MANAGEMENT PLANS

     During the nine-month period ended September 30, 2000, the Company received loans from related parties totaling $4,732,998. At September 30, 2000 the Company has used substantially all of these funds. Management believes that available cash resources and increased sales will be insufficient to meet its cash flow requirements through December 2000. Management has developed alternate plans that include, but are not limited to, raising additional debt and/or equity financing and identifying companies with additional complementary services for merger or acquisition with the Company.

8.   SUBSEQUENT EVENTS

     On September 27, 2000 the company notified Tornado Development, Inc of its intention to terminate both our Dealer Agreement and Software License as of November 30, 2000. The Company's election to terminate reflects management's strategic direction to focus on offering customer relationship management (CRM) services rather than unified messaging services. The Company is currently negotiating with Tornado regarding the transfer of existing customers and assets associated with unified messaging services. The Company does not expect to incur any substantial expenses as a result of this termination.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER       DESCRIPTION
-------      -----------

 10.34       Deed of Lease by and between Fair Grove Properties, L.L.C. and
             Qorus.com, Inc., a Florida corporation, dated June 5, 2000

 10.35       Sales Representation Agreement by and between Qorus.com, Inc., a
             Florida corporation d/b/a Aelix, and SystemsFusion US, Inc., a
             Delaware corporation, dated July 7, 2000

 27          Financial Data Schedule