Form 10KSB40
period 2000-12-31
QORUS COM INC
filed 2001-03-30
CIK 1095691

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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


  9800 South Sepulveda Boulevard
            Suite 318
                                                                  90045
         Los Angeles, CA 90045                                 (Zip Code)
(Address of principal executive offices)

                                (310) 258 - 8450
                (Issuer's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year: $198,578

         The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock as reported on March 26, 2001 by Pink Sheets LLC) was approximately $815,325.

         As of March 26, 2001, 17,897,405 shares of the registrant's Common Stock were outstanding.

           Transitional Small Business Disclosure Format (Check One):
                                 Yes [ ]    No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with the registrant's 2001 annual meeting of stockholders, have been incorporated by reference in Part III of this report.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Summary

     Qorus.com, Inc., a Florida corporation ("Qorus"), provides intelligent message communications services to enterprises, notably in the travel and hospitality sectors. Our services enable users to improve their customer relationships and their supply and demand chain management while reducing expenses. To date, we have not generated any significant revenues. We will require substantial additional financing to execute our business plan. Additionally, we have received a "going concern" opinion from our accountants.

     Our services enable secure, real time, bi-directional communications between companies and their customers (or other parties) via a number of different media and devices worldwide. We deliver carrier-grade services through an application service provider ("ASP") business model. Our greatest competitive advantage is our ability to offer a real time notification platform that can be customized and scaled to deliver measurable value to large enterprises around the world.

Our Parents and Affiliates

     We are controlled by Thurston Group, Inc., a privately owned merchant banking firm located in Chicago, Illinois, and its affiliates. Thurston Group, directly and indirectly through its various affiliates and investment limited partnerships, beneficially owns approximately 40% of our common stock.

     Thurston Group is controlled by Patrick J. Haynes, III, our Senior Chairman and the Chairman of the Executive Committee of our board, and Russell T. Stern, Jr. Our board has granted Mr. Haynes broad authority to manage our day-to-day affairs, and Mr. Haynes actively participates in our management. Mr. Haynes does not, however, have an employment contract with us and does not receive any cash compensation for providing his services. Mr. Stern does not participate in our management.

     Our messaging services are provided through a wholly owned subsidiary, Aelix, Inc., which conducts business as "Aelix." Unless specified to the contrary, all references to Qorus within this report include the operations of Aelix.

History of our Formation

     Thurston Group and its affiliates and Deloitte & Touche Co. ("Deloitte") founded NetDox, Inc. in 1997 with an initial aggregate capital investment of approximately $35 million. NetDox was formed to develop secure messaging and electronic trust services using Internet technologies.

     In March 1999, Thurston Group and its affiliates founded a privately held Delaware corporation named "Qorus.com, Inc." ("Qorus Delaware") to develop and provide messaging services. At or about this same time, Thurston Group and Deloitte determined to discontinue their joint venture in NetDox, and Thurston Group acquired Deloitte's interest. Certain key employees of NetDox joined Qorus Delaware.

     In May 1999, the stockholders of Qorus Delaware entered into an Acquisition Agreement with Golf Ball World, Inc., a Florida corporation ("Golf Ball World"). Pursuant to the Acquisition Agreement, each of those stockholders exchanged their shares of Qorus Delaware common stock for an aggregate of 5,333,145 shares of the common stock of Golf Ball World. As a result of such exchange, Qorus Delaware became a wholly owned subsidiary of Golf Ball World and the former stockholders of Qorus Delaware acquired approximately 71.5% of the issued and outstanding shares of Golf Ball World. As provided in the Acquisition Agreement, Golf Ball World changed its name to "Qorus.com, Inc."

     In July 1999, Qorus Delaware acquired substantially all of the operating assets of NetDox to use in its messaging business.

     On or about October 5, 1999, Qorus Delaware was merged with and into Qorus (the former "Golf Ball World, Inc.").

Our Product

     We market our products and services to companies which routinely wish to deliver time-critical information to customers, employees or other parties.

Unified Messaging

     Our initial service offering was unified messaging. This service consolidated in-bound voice mail, e-mail, and fax messages and enabled the user to receive these messages in one central mailbox. One of the powerful features of the enhanced version of this system was that it could translate voice to text and text to voice. As a result, the user could pick the medium through which they receive messages and the medium through which they send messages. For example, a user could listen to an e-mail via mobile phone, respond by voice and have the system translate the reply to an e-mail communication.

Message Delivery and Notification Services for Large Commercial Enterprises

     In the fall of 2000, we determined that the unified message service was not the most opportune focus for the business. We determined that we should focus our attention on message delivery services as needed and used by large commercial enterprises. We intend to specialize in pro-active message services designed to enhance customer service functions. Examples of the types of services we offer are the following:

     o    Confirm ticket reservations

     o    Confirm hotel reservations

     o    Broadcast information to large number of people

     We specialize in providing proprietary solutions designed to meet the unique needs of each customer. We leverage "off-the-shelf" technology to provide these solutions. We provide these solutions as an outsourced resource, retaining accountability to meet a defined service level. We design solutions intended to meet requirements for communication via wireline, wireless, Internet, PC or personal digital assistant devices.

     We utilize our proprietary business templates to address specific communications problems. Our initial offering, OmniReachSM, is an intelligent communications solution for enhancing customer relationship management ("CRM"). OmniReachSM enables secure, real-time, bi-directional communications between companies and their customers via a number of different media and devices worldwide.

Target Market

     Our core competency is managed communications solutions for companies of all sizes, but our focus is on communications solutions that have the following characteristics:

     o One-to-many. Companies that have large numbers of customers, suppliers, partners, prospects or employees.

     o Time-sensitive. Companies which need to communicate information to each of these groups urgently.

     o Multi-device. In order to reach their customers in large numbers in real time, a communications solution must be capable of delivering to a number of different media and devices, including e-mail and instant messaging to a PC, fax, paging, mobile text messaging and voice to a telephone, whether wireline or mobile.

     o Bi-directional. Problems where reaching the intended recipient isn't enough. The solution must enable the recipient to interact or transact.

     o Carrier-grade quality. Companies need a high level of service quality and security, not "best effort".

     In practice, our focus is on Fortune 1,000 companies in the following target industries/market segments:

     o Travel/hospitality industry. This sector includes airlines, hotels, car rental agencies, travel agencies or rail providers. The travel business is reservations-based and therefore by its nature time-sensitive. In addition, customer communications is largely accomplished through direct mail and customer service representatives. Electronic communications, which is typically faster and less expensive, accounts for less than 1% of all customer communications in the major airlines.

     o Financial services. Credit card issuers and banks can differentiate their services from those of their competitors by offering real-time communications with customers as to account status, electronic statement and bill presentment.

     o Health care. A large number of the health care industry's business processes are in paper or mail form, while cost pressures are driving providers to find more efficient solutions. Time-sensitive communications to patients, confirmations and prescription tracking are examples of opportunities within the health care industry.

     o Delivery, courier and logistics companies. Using our services, transportation carriers could proactively notify senders when packages are delivered or give recipients advance notice of a pending delivery.

     o Companies and sectors with large customer care staff. Companies can use proactive, intelligent communications to greatly improve the efficiency of existing customer service programs without disrupting operations.

     o Companies and sectors with large reward or loyalty programs. Real-time communications with these key customer segments is becoming crucial for these types of business in all sectors.

     o Real-time commerce sectors. These sectors include real estate, electronic auction sites, recruitment and business-to-business commerce exchanges. Enabling real-time, carrier-grade quality, one-to-many communications in these sectors would be a value added service.

Software License

     Our discontinued unified messaging service was based on software obtained through a global license from Tornado Development, Inc. ("Tornado Development"). In July 1999, we made an equity investment in Tornado Development to secure access to the technology, influence development priorities and provide corporate direction. At that time, we acquired 127,324 shares of Tornado Development's Series B preferred stock. At the same time, we also acquired 50,000 warrants to purchase common stock of Tornado Development. Since that time, we transferred 63,581 shares of Series B preferred stock and 25,000 warrants to purchase common stock back to Tornado Development in payment of $432,222 in accrued expenses owed to Tornado Development, and we received a credit of $67,778 to be applied to future services or fees due Tornado Development. Mr. Haynes served as a director of Tornado Development as a representative for Qorus from April 1999 until he resigned in October 1999. Neither Thurston Group nor any of its affiliates has any ownership of or investment in Tornado Development. We terminated our license agreement with Tornado in 2000 when we decided not to pursue the unified messaging service any longer.

     Separately, we entered into an agreement with Exodus Communications for operation and management of our software. Exodus Communications is a leader in Internet hosting and managed services. None of Qorus, Thurston Group or any of their affiliates has any ownership of or investment in Exodus Communications.

Marketing Strategy

     Our strategic objective is to become a leader in the development and marketing of communications management products. We intend to focus on servicing the needs of large enterprises with time-critical customer service functions. We will sell our services through our own sales force and through independent distributors.

     On September 10, 1999, we entered into a master agreement with Moore Business Communications Services ("Moore") which defined the terms under which Moore would serve as a non-exclusive distributor of our electronic messaging services. The agreement does not obligate Moore to order any services from us, nor does it require us to sell exclusively to Moore. The agreement establishes the terms and conditions controlling if, as and when Moore wishes us to provide messaging services to its customers. Currently, we are providing services to one of Moore's customers.

     In connection with the agreement with Moore, we entered into a commission agreement with NetDox to compensate NetDox for its efforts in securing this agreement. Under the commission agreement, NetDox will be entitled to a commission in the amount of 20% of all gross revenues (excluding development fees or other non-recurring revenues) received by us under the Master Agreement with Moore. In December 2000, we reached an agreement with NetDox under which NetDox released us from all past, present and future obligations to pay any commissions under the commission agreement. In consideration for the release, we conveyed to NetDox our ownership interest in convertible preferred stock and warrants of Tornado Development. In the absence of such an agreement, we would have owed NetDox $36,000 in commissions at the end of 2000.

Competition

     The message delivery industry is new and rapidly evolving, and there is no dominant competitor. We expect competition to intensify as the market grows.

     Current and potential competitors can be grouped into the following categories:

     o    Existing "pure play" enhanced service providers.

     o    Direct electronic marketing companies.

     o    E-Business enablers.

     o    Emerging communications ASPs.

Existing Enhanced Service Providers

     There are a number of providers on the market today primarily focused on enhanced services over the Web to consumers, most of whom have roots in e-mail hosting or unified messaging and are now building applications complementary to this basic functionality. Most of these providers are offering services for free or nearly free over the public Internet. Some have begun to rebuild their business models and reshape themselves as "unified communications" providers as an ASP. The more prominent of these include the following:

     o OneBox. A unified messaging provider, branching out into other applications including wireless.

     o    Jfax/eFax (J2 Communications). A unified messaging provider.

     o Ureach. A unified messaging provider, rebranding itself as a communications ASP offering a large variety of services to end-users.

     o Mail.com. E-mail hosting, branching out into other areas such as wireless.

     o Visto. E-mail and calendar hosting, now actively pursuing corporate clients.

Electronic Marketing Companies

     These companies have their roots in electronic direct marketing, and are focused on bulk e-mail delivery of marketing messages. Some of them have similar multi-device delivery capabilities, but none has the vertical focus or the intelligence layer in the platform. Their focus is primarily on direct marketing alone, rather than in developing wider enterprise-wide communications solutions. The most prominent of these include the following:

     o    XPedite (MessageReach). E-marketing provider.

     o    FloNetwork. E-marketing provider.

     o    MessageMedia. Software vendor.

E-Business Enablers

     These companies are limited in number as yet, and use messaging and transactions to support sales of their e-business enabling software platforms. The most prominent of these include the following:

     o Microstrategy (Strategy.com). Microstrategy is focused on selling its Microstrategy 7.0 data mining software to enterprises, and uses messaging and alerts through its subsidiary, Strategy.com, to support sales of the software platform.

     o Kana. Kana is a provider of customer communication and commerce tools for e-businesses. They are focused on customer relationship management and rely on messaging techniques as part of their overall e-business solutions.

     The basic business model of these companies is to sell software with the associated maintenance and upgrades. We believe companies are unwilling to make large investments in these types of offerings because of the upfront investment and risk of obsolescence.

Emerging Communications Application Service Providers ("ASPs")

     There are a limited number of emerging communications ASPs offering features and functionality focused on messaging and selling a platform. The most prominent of these include the following:

     o Envoy Worldwide (formerly MessageBlaster). Focus on multi-device delivery and tracking of one-to-many messages crafted by customers. Not focused on corporate database integration issues, carrier-grade quality or delivery intelligence. Service focused on end-user rather than corporate client.

     o Centerpost. Launched August 2000, focused primarily on simple messaging, rather than enabling business processes and transactions.

Industry

     The communications industry is undergoing significant change and rapid growth. This is being fueled by four key elements:

     o    Deregulation and the introduction of competition on a global basis.

     o Rapid advancement of computer and communications technology that is increasing speed, capacity, and quality.

     o    The emergence of the Internet as a significant communications medium.

     o A deflationary environment that has reduced cost and stimulated demand.

     Within the telecommunications industry, the Internet is the fastest growing segment. According to International Data Corporation ("IDC"), the number of worldwide web users is expected to grow from 255 million in 1999 to over 600 million by the year 2003. The cornerstone of activity of these users is e-mail. Electronic Mail and Messaging Systems estimates that the total number of global e-mail boxes has increased to 325 million at the end of 1998 from 198 million at the end of 1997. By the year 2001, the number of mailboxes is expected to continue to grow, and, in the U.S., analysts anticipate that there will be more than 6.8 trillion electronic messages, according to Sounding Board Magazine.

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

     In 1998, service revenue from e-mail was estimated at approximately $6 billion, according to IDC, and revenue from voice-mail services was estimated at approximately $2 billion, according to Sounding Board Magazine. According to IDC, analysts estimate that service revenue in 2002 for these applications will approach $12 billion, plus an additional $.5 billion for the unified messaging market.

     The Internet is rapidly maturing into a global communications medium. It is evolving from passive publishing to an interactive communications and applications environment. It will continue to play an increasingly important role in electronic commerce and become the dominant source of information. We believe it will be the medium of choice for voice, data, and video communications.

     We believe that the combination of voice and data networks will be the most significant event to impact the information and communications industry over the next few years. We also believe that the market for services and applications, based on the combined networks, will continue to grow. We believe our software-based service will position us to participate in this growth by enabling us to offer enhanced services. We believe the rapidly evolving e-commerce industry offers especially promising opportunities for new services, and we intend actively to focus on developing messaging solutions for the e-commerce market.

Government Regulation

     There are few current laws and regulations that apply specifically to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, however, it is possible that laws and regulations with respect to the Internet may be adopted at federal, state, provincial and even local levels, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Such future regulations may have a material adverse effect on our business.

     Sections of the Communications Decency Act of 1996 which imposed criminal penalties on anyone distributing "indecent" material to minors over the Internet were held to be unconstitutional by the U.S. Supreme Court. Nonetheless, similar laws may be proposed, adopted and upheld in the U.S. or other jurisdiction. The nature of future legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, legislation similar to the Communications Decency Act could subject us or our customers to potential liability, which in turn could have a material adverse effect on our business, results of operations and financial condition.

     The adoption of any such laws or regulations might decrease the growth of the Internet, which in turn could decrease the demand for our services, increase the cost of doing business or in some other manner have a material adverse effect on our business, results of operations and financial condition.

     In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues could create uncertainty in the marketplace that could reduce demand for our services, increase the cost of doing business, promulgate litigation or have a material adverse effect on our business, results of operations and financial condition.

     We are not currently subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to businesses in general. In the future, however, we may become subject to regulation by the FCC or another regulatory agency. Our business could suffer depending on the extent to which our activities are regulated or proposed to be regulated.

     The growth of the Internet, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. If we become subject to claims that we have violated any laws, even if we successfully defend against these claims, our business could suffer. Moreover, new laws that impose restrictions on our ability to follow current business practices or increase our costs of doing business could hurt our business.

Employees

     As of March 26, 2001, we employed 14 people. Of that total, ten are engaged in operations and engineering, two are engaged in marketing and sales and two are in management and administration. Our employees are not represented by a collective bargaining unit. We consider relations with our employees to be good.

Risk Factors

     In addition to the other information discussed in this annual report, you should carefully consider the following risk factors in evaluating the merits of an investment in Qorus.

WE ARE IN THE INITIAL STAGES OF MARKETING OUR PRODUCT AND HAVE HAD MINIMAL REVENUES. OUR FAILURE TO GENERATE REVENUE IN THE FUTURE WOULD MATERIALLY ADVERSELY AFFECT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     We began our business in early 1999 and, as of the date of this report, we have not generated significant revenue. Our independent auditors included an explanatory paragraph in their report for the year ended December 31, 2000, which indicated a substantial doubt as to the ability of Qorus to continue as a going concern.

WE WILL NEED SUBSTANTIAL ADDITIONAL FINANCING TO CONTINUE AS A GOING CONCERN. WE HAVE NO PRESENT COMMITMENTS TO SECURE LONG-TERM FINANCING.

     During 2000, we obtained $6.1 million of loans from Thurston Interests, LLC, Apex Investment Fund III, Apex Strategic Partners and Thurston Communications Corporation. The proceeds from such loans provided us capital to conduct our business, but we do not have any future funding commitments from any party. We have retained the Thurston Group to assist us in locating and securing permanent financing. Our failure to obtain substantial additional financing would materially adversely affect our ability to implement our business plan and to develop our services and products.

THE MARKET FOR MESSAGING SERVICES IS IN THE EARLY STAGE OF DEVELOPMENT. IF THE MARKET FOR MESSAGING SERVICES FAILS TO DEVELOP, OR DEVELOPS MORE SLOWLY THAN ANTICIPATED, OUR FUTURE RESULTS OF OPERATIONS WILL BE MATERIALLY ADVERSELY AFFECTED.

     Our services are designed as an electronic messaging system which affords effective and efficient communication among e-mail, fax, pager and voice mediums, via the Internet or over the phone. The market for our services is at an early stage of development, is rapidly evolving and is characterized by an increasing number and size of market entrants who have introduced or are developing competing products or services. Demand and market acceptance for recently introduced services is subject to a high level of uncertainty. There can be no assurance that messaging related products and services developed by others will not adversely affect our competitive position or render our services noncompetitive.

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

WE FACE SUBSTANTIAL COMPETITION IN THE TELECOMMUNICATIONS INDUSTRY AND MANY OF OUR COMPETITORS ARE LARGER AND HAVE MORE RESOURCES THAN WE HAVE. OUR FAILURE TO COMPETE SUCCESSFULLY WITH EXISTING OR FUTURE COMPETITORS WOULD MATERIALLY ADVERSELY AFFECT OUR FUTURE RESULTS OF OPERATIONS.

     The market for our services is extremely competitive, subject to rapid change and characterized by constant demand for new features, new enhancements and lower prices. Possible competitors range from small companies with limited resources to very large companies with substantially greater financial, technical, managerial and marketing resources. Competitors may be able to develop and offer products and services that are comparable or superior to those offered by us or adapt more quickly than us to new technologies or evolving customer requirements.

FUTURE REGULATION OF THE INTERNET OR E-COMMERCE BY VARIOUS GOVERNMENT AUTHORITIES COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL RESULTS.

     Only a small body of laws and regulations currently apply specifically to content of, access to, or commerce on, the Internet. However, laws and regulations with respect to the Internet may be adopted by governments in any of the jurisdictions in which we can sell our services covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. To the extent the adoption of such laws and regulations increases our costs or expenses or decreases the demand for our services and products, our business and financial results would be adversely affected.

A SIGNIFICANT PERCENTAGE OF OUR OUTSTANDING COMMON STOCK IS CONTROLLED BY INSIDERS. THEREFORE, CURRENT MANAGEMENT CAN CONTINUE TO GOVERN THE COMPANY AND MAY DETER A CHANGE IN CONTROL WHICH COULD BE BENEFICIAL TO OTHER STOCKHOLDERS.

     In the aggregate, our executive officers and directors, and their affiliates, beneficially own approximately 62% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control most matters submitted to stockholders of Qorus for approval, including the election and removal of directors and the control of management.

Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Qorus, impeding a merger, consolidation, takeover or other business combination involving Qorus or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could have a material adverse effect on our market value.

OUR COMMON STOCK TRADES ONLY SPORADICALLY AND HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK OF LOSS TO PERSONS OWNING OUR COMMON STOCK.

     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to purchase or sell shares of our common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase an investor's risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

WE ARE NOT REQUIRED TO MEET OR MAINTAIN ANY LISTING STANDARDS FOR OUR COMMON STOCK TO BE TRADED ON THE OTC BULLETIN BOARD.

     The OTC Bulletin Board is separate and distinct from The Nasdaq Stock Market. Although the OTCBB is a regulated quotation service operated by The Nasdaq Stock Market that displays real-time quotes, last sale prices, and volume information in over-the-counter securities like our common stock, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be traded on the OTCBB. Our common stock does not presently meet the minimum listing standards for listing on The Nasdaq Stock Market or any national securities exchange.

ITEM 2. DESCRIPTION OF PROPERTIES.

     Our executive offices are located at 9800 South Sepulveda Boulevard, Suite 318, Los Angeles, California. The offices comprise 5,960 square feet and are leased from a non-affiliated third party under a lease which expires on May 31, 2002. The required monthly lease payment is $5,750.

     We relocated our executive offices from Fairfax, Virginia to Los Angeles during February 2001. We are attempting to sublet our former 4,643 square feet executive office in Fairfax, Virginia. This space is leased from a non-affiliated party under a lease which expires on May 31, 2005. The required monthly rental payment under the lease is $10,447.

ITEM 3. LEGAL PROCEEDINGS.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is traded in the over-the-counter market under the symbol "QRUS," and quotations may be found in the "pink sheets" published by Pink Sheets LLC. The common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility. Prior to May 17, 1999, our shares of common stock were traded under the symbol "GBLL". The reported high and low bid prices for the common stock as reported by Pink Sheets LLC are shown below for each quarter in the previous two fiscal years. The reported high and low bid prices for the common stock for the first two quarters of 1999 have been adjusted to reflect a 1-for-3 stock split declared on May 17, 1999. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

                                                       HIGH       LOW
                                                       ----       ----
     2000
        First Quarter                                  $3.38       $0.75
        Second Quarter                                 $5.13       $2.00
        Third Quarter (first available, August 5)      $3.13       $0.69
        Fourth Quarter                                 $0.88       $0.19


     1999
        First Quarter                                   $.03        $.03
        Second Quarter                                 $4.75        $.03
        Third Quarter                                  $6.50       $5.00
        Fourth Quarter                                 $5.50       $1.00




     The approximate number of holders of record of common stock on March 26, 2001 was 150.

     We have neither paid nor declared cash distributions or dividends and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all earnings to finance the development and expansion of our operations. The declaration of cash dividends in the future will be determined by the board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

Recent Sales of Unregistered Securities

     In 1998, we issued an aggregate of 37,833 shares of common stock (as adjusted for the 1-for-3 stock split in 1999) to the original investors in Golf Ball World upon the exercise of outstanding warrants. Each of the warrantholders represented that he was an "accredited investor" and was acquiring such shares for investment and not with a view to distributing such shares. A legend to such effect was placed on the certificates representing such shares, and appropriate "stop transfer" instructions were given to our transfer agent. The issuance of such shares was made without registration under the Securities Act in reliance on the exemption afforded by Section 4(2) under the Securities Act.

     Subsequent to March 25, 1999, but before April 15, 1999, Qorus Delaware issued an aggregate of 5,333,145 shares of its common stock, $.001 par value per share, for a purchase price of $.001 per share to Thurston Group and twelve of its affiliated entities, none of which was formed for the purpose of making the investment. Each of such stockholders represented and warranted that it was an "accredited investor" and was acquiring such shares for investment and not with a view to distributing such shares. A legend to such effect was placed on the certificates representing such shares, and appropriate "stop transfer" instructions were given to the transfer agent. The issuance was made without registration under the Securities Act of 1933 in reliance upon the exemption from registration afforded by Section 4(2) under the Securities Act.

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

     On May 19, 1999, Qorus issued an aggregate of 3,896,223 shares of its common stock to thirty-two investors for a purchase price of $1.00 per share. Each of such investors was, at the time, a beneficial owner of shares of common stock of Qorus. Each of such investors also represented and warranted that such investor was an "accredited investor" and was acquiring the shares for investment and not with a view to distributing such shares. A legend to such effect was placed on the certificates representing such shares, and appropriate "stop transfer" instructions were given to our transfer agent. The issuance was made without registration under the Securities Act in reliance upon the exemption from registration afforded by Section 4(2) under the Securities Act.

     On November 1, 1999, Qorus issued an aggregate of 20,000 shares of its common stock to Thomson Kernaghan & Co, Ltd. for a purchase price of $.001 per share. Thomson Kernaghan was, at the time, a beneficial owner of shares of common stock of Qorus. Thomson Kernaghan also represented and warranted that it was an "accredited investor" and was acquiring the shares for investment and not with a view to distributing such shares. A legend to such effect was placed on the certificates representing such shares, and appropriate "stop transfer" instructions were given to our transfer agent. The issuance was made without registration under the Securities Act in reliance upon the exemption from registration afforded by Section 4(2) under the Securities Act.

     On March 27, 2000, Qorus issued a warrant to purchase 3,200 shares of its common stock to First Portland Corporation in connection with an equipment lease agreement. The warrant is exercisable for seven years at a purchase price of $5.00 per share. First Portland Corporation represented and warranted that it was an "accredited investor" and that upon exercise of the warrant it would acquire the related shares of common stock for investment and not with a view to distributing such warrant, or upon exercise, the shares of common stock to be issued thereby. A legend to such effect was placed on the certificate representing the warrant, and appropriate "stop transfer" instructions were given to our transfer agent. The issuance was without registration under the Securities Act in reliance upon the exemption from registration under the Securities Act afforded by Section 4(2) under the Securities Act.

     At various times between January 1, 2000 and December 31, 2000, Qorus issued an aggregate of 6,132,998 shares of its common stock to Thurston Interests, L.L.C., Apex Investment Fund III, Apex Strategic Partners and Thurston Communications Corporation for a purchase price of $.01 per share. The shares were issued in connection with $6,132,999 in loans from such parties. Convertible promissory notes in the aggregate amount of $6,132,999 were issued to the lenders in connection with these loan transactions. The notes bear interest at 10% per annum and are due on March 31, 2001. Each of the investors represented and warranted that it was an "accredited investor" and was acquiring the shares and the notes for investment and not with a view to distributing such shares or notes. A legend to such effect was placed on the certificates representing such shares, and appropriate "stop transfer" instructions were given to our transfer agent. The issuance of the shares and the notes was made without registration under the Securities Act in reliance upon the exemption from registration afforded by Section 4(2) under the Securities Act.

     At various times between May 19, 1999, and December 31, 2000, Qorus granted options to purchase an aggregate of 1.8 million shares of Qorus' common stock to Qorus' directors, officers and employees pursuant to Qorus' 1999 stock option plan. In addition, Qorus also granted options to purchase an aggregate of 1.8 million shares of Qorus' common stock to Qorus' employees and other parties pursuant to individual option agreements. Qorus filed a Registration Statement on Form S-8 (File No. 333-43132) on August 4, 2000 covering the shares of common stock to be issued pursuant to the 1999 stock option plan. Such options were granted in reliance upon the exemption provided in Rule 701 under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

     The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of Qorus, including plans and objectives related to the consummation of future private and public issuances of Qorus' equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.

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

     We record as revenue the service fee charged to customers as services are rendered. We additionally record as revenue all service fees charged for software engineering required to customize our services for specific electronic messaging applications when such engineering services are rendered and invoiced. All of Qorus' revenue through December 31, 2000 came from one customer, which serves as a distributor. Our revenue in 2000 was $0.2 million.

     In connection with our sole customer, we entered into a commission agreement with NetDox to compensate NetDox for its efforts in securing this party as a distributor. Under the agreement, NetDox was entitled to a commission in the amount of 20% of all gross revenues (excluding development fees or other non-recurring revenues) received by us as a result of efforts of this customer/distributor. In December 2000, we reached an agreement with NetDox under which NetDox released us from all past, present and future obligations to pay any commissions for any business generated by Moore. In consideration for the release, we conveyed to NetDox our ownership interest in convertible preferred stock and warrants of Tornado Development. In the absence of such an agreement, we would have owed NetDox $36,000 in commissions at the end of 2000.

     Inasmuch as we will continue to have a high level of operating expenses, we will continue to be required to make certain up-front expenditures in connection with our system engineering efforts to prepare the messaging service for each customer's service launch. We will also incur up-front expenses to continue our sales and marketing effort. Qorus anticipates that losses will continue for the foreseeable future.

     Our expenses have exceeded net revenues since inception. For the period from March 10, 1999 to December 31, 2000, Qorus sustained cumulative net losses of $15.9 million.

PLAN OF OPERATION FOR NEXT 12 MONTHS

     Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. As a result, we have been substantially dependent on the proceeds of earlier private placements of debt and equity securities to satisfy working capital requirements. We will be dependent upon the proceeds of future private placement offerings to satisfy working capital requirements, to fund certain marketing activities and to continue implementing our expansion strategy. In February 2001, we terminated five employees in an effort to reduce overhead expenses. Additionally, our President and Chief Executive Officer resigned, and there are no immediate plans to replace that individual.

     To fund cash requirements during 2000, we issued notes in the aggregate face value of $6.1 million. After deducting fees owed to the Thurston Group in connection with this financing, net funds available for operations were approximately $5.6 million. Of the $6.1 million of notes issued in 2000, an aggregate of $5.2 million were in the form of convertible notes. Such notes will mature on March 31, 2001, but, in the event of a successful sale of Qorus or Aelix securities resulting in cash proceeds of $5.0 million or more before the maturity date, the notes will automatically convert into securities of the same class and/or series as sold in such private sale.

     Between January 1, 2001 and March 26, 2001, we issued notes in the aggregate face value of $1.0 million to Thurston Interests LLC, Thurston Group and Thurston Communications Corporation. In connection with these loan transactions, we have agreed to sell to the lenders 828,000 shares of our common stock at a purchase price per share of $.01. We are endeavoring to raise additional funds for operations through a private placement offering of between $3 million to $5 million. If we are unable to raise funds through a private placement offering, we will need to pursue other options such as sale of the company, merger with another entity or dissolution.

     We believe, based on current proposed plans and assumptions relating to our operations, that this prospective private placement, if successful, together with anticipated revenues from operations, will be sufficient to fund our operations and working capital requirements over the next 12 months. In the event that our plans or assumptions relating to operations change or prove to be inaccurate, or if the net proceeds of future private placements together with revenues generated from operations prove to be insufficient (due to, among other things, inability to attract capital under a private placement, unanticipated expenses, increased competition, unfavorable general economic conditions, inability to successfully market messaging services, or other unforeseen circumstances), we could be required to seek other less desirable alternatives. There can be no assurance that additional financing from any source will be available when needed on commercially reasonable terms, or at all. We are dependent upon the Thurston

Group to raise sufficient funds for us to meet our cash requirements. Should additional cash be required prior to completion of a private placement, Qorus is dependent upon Thurston Group and its affiliates to provide additional cash at commercially reasonable terms.

     Qorus intends to procure new customers to enhance the likelihood of revenue growth. To accomplish this, Qorus will market its service both through a direct sales force that will call upon, sell and service these potential customers and through co-marketing programs through distributors, with hardware and software companies that currently offer complementary products to the same market. These co-marketing partners will provide sales leads to the direct sales force. Initially, we will focus on the United States market for messaging services.


RESULTS OF OPERATIONS

     Selected financial data with respect to the year ended December 31, 2000 is set forth below.

                                                             QORUS.COM, INC.
                                                            -----------------
                                                            DECEMBER 31, 2000
                        BALANCE SHEET DATA
           Cash and cash equivalents                               $ 99
           Total assets                                             700
           Notes payable to related parties                       6,233
           Total liabilities                                      7,125
           Accumulated deficit                                  (16,085)
           Total stockholders' equity (deficit)                  (6,425)


                                                             QORUS.COM, INC.
                                                            -----------------
                    STATEMENT OF OPERATIONS DATA            DECEMBER 31, 2000

           Revenues                                                $199
           Total costs and expenses                               7,421
           Loss from operations                                   7,222
           Other income (expense), net                           (5,720)
           Net Loss                                              12,942
           Basic and diluted loss per share                        0.94
           Shares used in computing basic loss per
           share (weighted average)                          13,737,352


     During the year ended December 31, 2000, we incurred significant expenses. The majority of these expenses are salaries and professional fees. Salaries and wages for the period approximate $2.2 million. Professional fees totaled $1.0 million, inclusive of legal, fund raising, audit, accounting and other professional service fees. Interest expense of $0.3 million was attributable to notes payable principally to related parties. We also recorded a non-cash expense of $5.4 million relating to the difference between the fair market value of common stock issued to certain lenders during 2000 and the proceeds from the sold securities.

     As a result of the foregoing, the net loss for the year ended December 31, 2000 was $12.9 million.

LIQUIDITY AND CAPITAL RESOURCES

     Our capital requirements have been and will continue to be significant and our cash requirements have been exceeding cash flow from operations. At December 31, 2000, we had negative working capital of $6.9 million, largely attributable to $6.2 million in short-term indebtedness. Our cash balance was $0.1 million at December 31, 2000. During 2000, we satisfied working capital requirements through limited cash flow generated from operations and the issuance of debt and equity and debt securities to related parties. Net cash used in operating activities was $6.9 million for the year ended December 31, 2000, primarily as a result of significant operating losses.

     Net cash used by investing activities was $0.3 million during the year ended December 31, 2000, substantially all of which was attributed to the purchase of property and equipment. Net cash provided by financing activities was $6.2 million, which included net proceeds of $6.1 million from issuance of common stock and debt instruments.

     We have operating leases payable to a third-party leasing company. One such lease is for the telephone-related equipment necessary to operate the messaging service. This 36-month operating lease which began in July 1999 and ends June 2002 requires a monthly payment of $6,842 plus appropriate taxes. The other operating leases are for computer equipment necessary to operating the messaging systems. These two simultaneous 18-month operating leases began September 1999 and ended in February 2001 and required a total monthly payment of $21,806 plus appropriate taxes.

     We also are a party to a property lease for an executive office and operations center in Los Angeles, California. This lease expires May 31, 2002. Monthly rental is $5,750. In addition, Qorus leases office space in Fairfax, Virginia under a lease which expires on May 31, 2005. Monthly rental for the Fairfax, VA office space is approximately $10,447. We are endeavoring to sublease the Fairfax, VA office space, which is in excess of actual space requirements.

     Future minimum payments under the leases are as follows:

                CALENDAR YEAR ENDED                  $ 000
                -------------------                  -----
                        2001                         $ 195
                        2002                           160
                        2003                           135
                        2004                           139
                        2005                            59
                                                     -----
                        Total                        $ 688



     We had $0.1 million of cash and cash equivalents as of December 31, 2000.

     During 1999, we transferred $500,000 worth of investment in Tornado Development stock back to Tornado Development in exchange for a reduction in the accrued expenses owed by $432,222 and a credit against future expenses of $67,778. In addition, we received $555,000 in payments relating to a note receivable from NetDox. On or about December 31, 2000, as part of a rescission agreement with NetDox, Inc., NetDox paid the total amount due on its note, and we paid the total amount due on NetDox's note to Thurston Bridge Fund II. This resulted in approximately $950,000 net cash to Qorus.

GOING CONCERN

     We have generated minimal revenues and incurred substantial losses from operations since our inception. As a result, our independent auditors included an explanatory paragraph in their report for the years ended December 31, 1999 and December 31, 2000, which indicates a substantial doubt as to our ability to continue as a going concern.

IMPACT OF ACCOUNTING STANDARDS

     New Accounting Standards Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. There was no effect on our financial position or results of operations from the adoption of this statement.

     Statements of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operation segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The adoption of SFAS No. 131 had no material effect on our results of operations.

ITEM 7. FINANCIAL STATEMENTS.

     The following financial statements required by this item are filed herewith:



                                                                                                        Page
                                                                                                        ----
INDEPENDENT AUDITORS' REPORT                                                                             F-1


FINANCIAL STATEMENTS:

Balance Sheet, December 31, 2000                                                                         F-2

Statements of Operations
  For the Year Ended December 31, 2000,
    the Period March 10, 1999 (Date of Inception)
    to December 31, 1999 and the Period March 10,
    1999 (Date of Inception) to December 31, 2000                                                        F-4

Statements of Shareholders' Equity (Deficit)
    For the Year Ended December 31, 2000,
    the Period March 10, 1999 (Date of Inception)
    to December 31, 1999                                                                                 F-7

Statements of Cash Flows For the Year Ended December 31, 2000, the Period March
    10, 1999 (Date of Inception) to December 31, 1999 and the Period March 10,
    1999 (Date of Inception) to December 31, 2000                                                        F-9

Notes to Financial Statements                                                                           F-12


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

     The exhibits required to be furnished pursuant to Item 13(a) are listed in the Index to Exhibits filed herewith, which Index to Exhibits is incorporated herein by reference.

     (b)  Report on Form 8-K.

     None.

                                     III-1

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Chicago, Illinois on the 30th day of March, 2000.

                                    QORUS.COM, INC.


                                    By:    /s/ PATRICK J. HAYNES, III
                                       -----------------------------------------
                                               Patrick J. Haynes, III
                                               Chief Executive Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

            SIGNATURE                               TITLE                            DATE

/s/ PATRICK J. HAYNES, III
------------------------------
Patrick J. Haynes, III                Chairman of the Board, Chief Executive       March 30, 2001
                                      Officer and President (Principal
                                      Executive and Financial Officer)
/s/ GEORGE M. MIDDLEMAS
------------------------------
George M. Middlemas                   Director                                     March 30, 2001

/s/ ROBERT T. ISHAM, JR.
------------------------------
Robert T. Isham, Jr.                  Director                                     March 30, 2001

/s/ THOMAS C. RATCHFORD
------------------------------
Thomas C. Ratchford                   Chief Financial Officer (Principal           March 30, 2001
                                      Accounting Officer)



                                Signature Page

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
  of Qorus.com, Inc.:

We have audited the accompanying balance sheet of Qorus.com, Inc. (a development stage company) (the "Company") as of December 31, 2000 and the related statements of operations, shareholders' equity (deficit) and cash flows for the year then ended, the period March 10, 1999 (date of inception) to December 31, 1999 and the period March 10, 1999 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Qorus.com, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the year then ended, the period March 10, 1999 (date of inception) to December 31, 1999 and the period March 10, 1999 (date of inception) to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had minimal revenues and incurred losses from operations since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Farber & Hass LLP
February 9, 2001
Oxnard, California

QORUS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)


BALANCE SHEET
DECEMBER 31, 2000
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                        $  98,926
Accounts receivable                                                 21,766
Prepaid expenses and other current assets                          100,049
                                                                 ---------
Total current assets                                               220,741
                                                                 ---------

PROPERTY AND EQUIPMENT:
Furniture and fixtures                                              29,534
Office equipment                                                   186,468
Production equipment                                               140,847
Leasehold improvements                                              46,491
                                                                 ---------
Total property and equipment                                       403,340
Less accumulated depreciation                                      (87,995)
                                                                 ---------
Property and equipment, net                                        315,345
                                                                 ---------

OTHER ASSETS:
Software licenses, net of accumulated
    amortization of $62,593                                         22,672
Deposits                                                           141,165
                                                                 ---------
Total other assets                                                 163,837
                                                                 ---------

TOTAL ASSETS                                                     $ 699,923
                                                                 =========


                                                                     (Continued)

QORUS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)


BALANCE SHEET - CONTINUED
DECEMBER 31, 2000
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                    $    563,472
Notes payable                                                                                  51,403
Accrued expenses to related parties                                                           277,346
Notes payable to related party                                                              6,232,999
                                                                                         ------------
Total current liabilities                                                                   7,125,220
                                                                                         ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Preferred stock, par value $.01; 5,000,000 shares
    authorized and no shares issued
Common stock, par value $.001; 50,000,000 shares authorized and 17,487,407 shares issued and outstanding; 2,000,000 shares reserved for
    future issuance                                                                            17,487
Additional paid-in capital                                                                  9,644,787
Accumulated deficit                                                                       (16,085,071)
Less note receivable for common stock                                                          (2,500)
                                                                                         ------------
Total shareholders' deficit                                                                (6,425,297)
                                                                                         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                              $    699,923
                                                                                         ============


See accompanying notes to financial statements

QORUS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)


STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2000,
THE PERIOD MARCH 10, 1999 (DATE OF INCEPTION)
TO DECEMBER 31, 1999 AND THE PERIOD MARCH 10, 1999
(DATE OF INCEPTION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                                                March 10, 1999       March 10, 1999
                                                             (Date of Inception)   (Date of Inception)
                                                                to December 31,       to December 31,
                                               2000                 1999                  2000
                                           ------------      -------------------   -------------------
REVENUES                                   $    198,578         $    105,775         $    304,353

COST OF REVENUES                              1,062,614              625,101            1,687,715
                                           ------------         ------------         ------------

GROSS LOSS                                     (864,036)            (519,326)          (1,383,362)
                                           ------------         ------------         ------------

OPERATING EXPENSES:
Selling and marketing                           754,768              347,630            1,102,398
General and administrative                    5,120,497            1,771,078            6,891,575
Impairment loss                                                      280,749              280,749
Loss on release of
  commission obligation -
  related party                                 482,924                                   482,924
                                           ------------         ------------         ------------
Total operating expenses                      6,358,189            2,399,457            8,757,646
                                           ------------         ------------         ------------

LOSS FROM OPERATIONS                         (7,222,225)          (2,918,783)         (10,141,008)
                                           ------------         ------------         ------------


                                                                     (Continued)

QORUS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)


STATEMENTS OF OPERATIONS - CONTINUED
FOR THE YEAR ENDED DECEMBER 31, 2000,
THE PERIOD MARCH 10, 1999 (DATE OF INCEPTION)
TO DECEMBER 31, 1999 AND THE PERIOD MARCH 10, 1999
(DATE OF INCEPTION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------

                                                        March 10, 1999       March 10, 1999
                                                     (Date of Inception)  (Date of Inception)
                                                       to December 31,       to December 31,
                                       2000                 1999                2000
                                    -----------      -------------------  -------------------
LOSS FROM OPERATIONS                 (7,222,225)         (2,918,783)        (10,141,008)
                                    -----------         -----------         -----------

OTHER INCOME (EXPENSE):
Other income                                 50                  50
Interest income                             983             140,610             141,593
Interest expense                       (298,315)           (155,719)           (454,034)
Loss on sale of assets                     (712)                                   (712)
Interest expense -
  convertible notes,
  beneficial conversion
  feature                            (5,421,540)                             (5,421,540)
                                    -----------         -----------         -----------
Other expense, net                   (5,719,534)            (15,109)         (5,734,643)
                                    -----------         -----------         -----------

LOSS BEFORE PROVISION
  FOR INCOME TAXES                  (12,941,759)         (2,933,892)        (15,875,651)


                                                                     (Continued)

QORUS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)


STATEMENTS OF OPERATIONS - CONTINUED
FOR THE YEAR ENDED DECEMBER 31, 2000,
THE PERIOD MARCH 10, 1999 (DATE OF INCEPTION)
TO DECEMBER 31, 1999 AND THE PERIOD MARCH 10, 1999
(DATE OF INCEPTION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                                                                 March 10, 1999         March 10, 1999
                                                                               (Date of Inception)    (Date of Inception)
                                                                                 to December 31,        to December 31,
                                                                2000                  1999                   2000
                                                            -------------      -------------------    -------------------
LOSS BEFORE PROVISION
  FOR INCOME TAXES                                            (12,941,759)           (2,933,892)          (15,875,651)

PROVISION FOR INCOME TAXES                                            800                                         800
                                                            -------------         -------------         -------------

NET LOSS                                                    $ (12,942,559)        $  (2,933,892)        $ (15,876,451)
                                                            =============         =============         =============


BASIC AND DILUTED
  LOSS PER SHARE                                            $        (.94)        $        (.30)        $       (1.31)
                                                            =============         =============         =============


See accompanying notes to financial statements

QORUS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)


STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2000 AND
THE PERIOD MARCH 10, 1999 (DATE OF INCEPTION)
TO DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                                                                    Total
                                        Common Stock                                                                Share
                                  -------------------------       Additional                                       holders'
                                     Shares                         Paid-in       Accumulated       Note           Equity
                                  Outstanding       Amount          Capital        (Deficit)      Receivable      (Deficit)
                                  -----------     -----------     -----------     -----------     -----------    -----------
BALANCE, MARCH 10, 1999
  (DATE OF INCEPTION)                     -0-     $       -0-     $       -0-     $       -0-     $      -0-     $       -0-

ISSUANCE OF COMMON STOCK:
Cash (Net of fees of
    $311,198)                       3,896,223           3,896       3,581,129                                      3,585,025
ADJUSTMENT TO GIVE EFFECT
    TO RECAPITALIZATION ON
    MAY 19, 1999                    7,543,367           7,543         201,088        (208,620)                            11
COMMON STOCK RETIRED                  (85,183)            (85)             85
ADDITIONAL CAPITAL
  CONTRIBUTED                                                         280,749                                        280,749
BENEFICIAL CONVERSION
 FEATURE - Interest                                                   105,000                                        105,000
NET LOSS                                                                           (2,933,892)                    (2,933,892)
                                  -----------     -----------     -----------     -----------     -----------    -----------
BALANCE, DECEMBER 31, 1999         11,354,407          11,354       4,168,051      (3,142,512)                     1,036,893


                                                                     (Continued)

QORUS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)


STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) - CONTINUED
FOR THE YEAR ENDED DECEMBER 31, 2000
AND FOR THE PERIOD MARCH 10, 1999 (DATE OF INCEPTION)
TO DECEMBER 31, 1999
--------------------------------------------------------------------------------


                                                                                                                     Total
                                      Common Stock                                                                   Share-
                              ----------------------------      Additional                                          holders'
                                 Shares                          Paid-in        Accumulated       Note              Equity
                               Outstanding       Amount          Capital        (Deficit)       Receivable         (Deficit)
                              ------------    ------------     ------------    ------------     ------------     ------------
BALANCE,
  DECEMBER 31, 1999             11,354,407          11,354        4,168,051      (3,142,512)                        1,036,893

ISSUANCE OF COMMON
  STOCK                          6,133,000           6,133           55,196                           (2,500)          58,829

BENEFICIAL CONVERSION
  FEATURE - Interest                                              5,421,540                                         5,421,540

NET LOSS                                                                        (12,942,559)                      (12,942,559)
                              ------------    ------------     ------------    ------------     ------------     ------------

BALANCE,
  DECEMBER 31, 2000             17,487,407    $     17,487     $  9,644,787    $(16,085,071)    $     (2,500)    $ (6,425,297)
                              ============    ============     ============    ============     ============     ============


See accompanying notes to financial statements

QORUS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)


STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2000,
THE PERIOD MARCH 10, 1999 (DATE OF INCEPTION)
TO DECEMBER 31, 1999 AND THE PERIOD MARCH 10, 1999
(DATE OF INCEPTION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                                                       March 10,         March 10,
                                                                         1999              1999
                                                                       (Date of          (Date of
                                                                      Inception)        Inception)
                                                                          to                to
                                                                      December 31,     December 31,
                                                         2000            1999              2000
                                                     ------------     ------------     ------------
CASH FLOWS FROM
  OPERATING ACTIVITIES:
Net loss                                             $(12,942,559)    $ (2,933,892)    $(15,876,451)
Adjustments to reconcile
  net loss to net cash used
    by operating activities:
  Depreciation                                             74,671           13,732           88,403
    Amortization                                          138,133          160,860          298,993
    Exchange of debt for
      investment                                          518,752                           518,752
    Impairment loss                                                        280,749          280,749
    Beneficial conversion
      feature - interest                                5,421,540          105,000        5,526,540
Changes in operating assets and liabilities:
  Accounts receivable                                      59,009          (80,775)         (21,766)
    Prepaid expenses and
    other assets                                          (30,247)        (152,425)        (182,672)
    Accrued expenses                                     (172,505)         817,942          645,437
                                                     ------------     ------------     ------------
Net cash used by
  operating activities                                 (6,933,206)      (1,788,809)      (8,722,015)
                                                     ------------     ------------     ------------

CASH FLOWS FROM
  INVESTING ACTIVITIES:
Acquisition of cash in
  recapitalization                                                              11               11
Purchase of property
  and equipment                                          (293,824)        (112,765)        (406,589)
Sale of property                                            2,841          350,000          352,841
                                                     ------------     ------------     ------------
Net cash provided (used)
  by investing activities                                (290,983)         237,246          (53,737)
                                                     ------------     ------------     ------------

                                                                     (Continued)

QORUS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)


STATEMENTS OF CASH FLOWS - CONTINUED
FOR THE YEAR ENDED DECEMBER 31, 2000,
THE PERIOD MARCH 10, 1999 (DATE OF INCEPTION)
TO DECEMBER 31, 1999 AND THE PERIOD MARCH 10, 1999
(DATE OF INCEPTION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                                     March 10,        March 10,
                                                      1999             1999
                                                    (Date of         (Date of
                                                    Inception)       Inception)
                                                       to               to
                                                    December 31,     December 31,
                                       2000            1999             2000
                                    -----------     ------------    ------------
CASH FLOWS FROM
  FINANCING ACTIVITIES:
Notes payable borrowings,
  related party                       6,656,499         600,000       7,256,499
Proceeds from issuance
  of common stock, net                   58,829       3,585,025       3,643,854
Related party notes
  receivable issued                                  (3,370,346)     (3,370,346)
Accrued interest, related
  party                                 246,784                         246,784
Payments on note receivable                           1,621,387       1,621,387
Payments on note payable               (523,500)                       (523,500)
                                    -----------     -----------     -----------
Net cash provided
  by financing activities             6,438,612       2,436,066       8,874,678
                                    -----------     -----------     -----------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS            (785,577)        884,503          98,926

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                   884,503             -0-             -0-
                                    -----------     -----------     -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                     $    98,926     $   884,503     $    98,926
                                    ===========     ===========     ===========

                                                                     (Continued)

QORUS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)


STATEMENTS OF CASH FLOWS - CONTINUED
FOR THE YEAR ENDED DECEMBER 31, 2000,
THE PERIOD MARCH 10, 1999 (DATE OF INCEPTION)
TO DECEMBER 31, 1999 AND THE PERIOD MARCH 10, 1999
(DATE OF INCEPTION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                                 March 10,        March 10,
                                                   1999             1999
                                                 (Date of         (Date of
                                                Inception)        Inception)
                                                   to                to
                                                December 31,     December 31,
                                        2000       1999             2000
                                       ------   ------------     ------------
SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                             $  -0-   $   1,770        $  1,770
  Income taxes                         $  800   $     -0-        $   800


See accompanying notes to financial statements.

QORUS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS - Qorus.com, Inc. (a Florida corporation), (formerly Qorus.com, Inc., a Delaware corporation, incorporated on March 10, 1999; "Qorus-Delaware") (the "Company" or "Qorus"), doing business as Aelix.com, Inc. (a Delaware corporation) and Aelix, Inc. (a Delaware corporation) provides message communications services to the travel and hospitality sectors. Until the third quarter of 2000, the Company focused on delivery of unified messaging services, which allowed users to consolidate in-bound voice, e-mail and fax messages to a central mailbox featuring voice/text translation. Beginning in the third quarter of 2000, the Company changed its focus to providing pro-active messaging services designed to enhance customer service functions. The messaging services allow users to communicate securely with worldwide customers using a variety of media and devices.

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

         The financial statements represent the results of operations of Qorus-Delaware from inception (March 10, 1999) to December 31, 2000 for primarily the unified messaging services.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments in certificates of deposit and with high-quality financial institutions. At December 31, 2000, substantially all cash and cash equivalents were on deposit with two financial institutions.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the related lease.

         LICENSES - The Company has license agreements with third parties for the software programming and internet support. The aggregate license fee for these agreements totalled $85,264. The agreements provide for varying terms from 2 years to perpetual. License expense to third parties for the year ended December 31, 2000 and the period ended December 31, 1999 totalled $39,632 and $22,960, respectively.

         COMMON STOCK - In May 1999, the Board of Directors approved a one-for-three reverse stock split. The split has been retroactively reflected in these financial statements to March 10, 1999 (date of inception).

         REVENUE RECOGNITION - The Company recognizes software engineering revenue and messaging services as such services are provided. Fees for messaging services are billed on a monthly basis.

         SIGNIFICANT CUSTOMER - One customer accounted for all revenues during the periods and total accounts receivable at December 31, 2000.

         ADVERTISING - Costs incurred for producing and communicating advertising are expensed when incurred and included in selling and marketing expenses. Advertising expense for the year ended December 31, 2000 and the period ended December 31, 1999 amounted to $331,000 and $203,000, respectively.

         INCOME TAXES - Income taxes are provided based on earnings reported for financial statement purposes. In accordance with FASB Statement No. 109, the asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

         BASIC LOSS PER SHARE - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. Diluted EPS has not been presented since the result of including the stock options (3,157,866 shares) would be anti-dilutive. Basic EPS is based on the weighted average number of common shares outstanding during the periods, which totalled 13,737,352 for the year ended December 31, 2000, 9,779,640 for the period ended December 31, 1999 and 12,162,585 since inception.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company has financial instruments consisting of cash equivalents, receivables (including those from related parties), accounts and notes payable. The carrying value of the Company's financial instruments, based on current market and other indicators, approximate their fair value.

         ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company's common stock commenced trading on June 28, 2000. Prior to that date, options were valued by the Board of Directors. Subsequent to June 28, 2000, stock option grants were set at the closing price of the Company's common stock on the day prior to the date of grant. Therefore, under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123, "Accounting for Stock-Based Compensation", requires the use of option valuation models to provide supplemental information regarding options granted after 1994.

         Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

         The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 9.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 765%; and expected life of the options of 9.5 years. These assumptions resulted in weighted average fair values of $1.78 per share for stock options granted in 2000.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option vesting periods. The Company's pro forma information is as follows (in thousands except share data) for the year ended December 31, 2000:

Net loss, as reported                    $(12,942,559)

Net loss, pro forma                      $(13,907,496)

Basic and diluted loss per share         $      (1.01)


         Information regarding stock options outstanding as of December 31, 2000 is as follows:

                                      Options Outstanding
                                  ------------------------------
                                                    Weighted               Weighted Average
                                                    Average                   Remaining
          Price Range             Shares          Exercise Price           Contractual Life
        -------------            ---------        --------------           ----------------
        $1.00 - $5.25            2,052,999           $1.51                    9.5 years


                                     Options Exercisable
                                 ----------------------------
                                                 Weighted
                                                  Average
          Price Range             Shares       Exercise Price
          -----------           ---------      --------------
         $1.00 - $5.25          1,214,282          $1.26

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

         LONG-LIVED ASSETS - The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. If an impairment is indicated, the amount of the loss to be recorded is based upon an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted estimated cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods. An impairment value totalling approximately $281,000 was recorded in the period ended December 31, 1999 (see Note 6). No additional impairment losses have been identified by the Company.

         GOING CONCERN - The Company has not recognized significant revenues and has incurred significant expenses in developing its product and strategic relationships. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 7, management has developed an operating plan which they believe will generate sufficient cash to meet its obligations in the normal course of business.

2.       SHAREHOLDERS' EQUITY

         1999 STOCK OPTION PLAN

         The Company's Board of Directors adopted the 1999 Stock Option Plan (the "Plan") whereby directors, officers, employees and consultants may receive option grants as additional incentive to contribute to the success of the Company.

         Under the Plan, an aggregate of 2,000,000 shares of common stock have been reserved for issuance pursuant to options ("Plan Options"). The Plan is administered by the Company's Board of Directors or a Committee of the Board of Directors ("Committee").

         Options granted under the Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not qualify ("Non-qualified Options"). The term of each Option and the manner in which it may be exercised are determined by the Company's Board of Directors or the Committee, provided that no Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Company's common stock, no more than five years after the date of grant.

         NON-QUALIFIED STOCK OPTIONS GRANTED UNDER THE PLAN

                                                                             Option Price
                                                            Shares             per Share
                                                           ---------         -------------
Outstanding at
  January 1, 2000                                          1,505,000         $1.00 - $5.25

Granted during the period                                    375,000               $1.25

Exercised                                                     -0-                 -0-

Cancelled                                                   (652,501)         $1.00 - $5.25
                                                           ---------         -----   -----
Outstanding at
  December 31, 2000                                        1,227,499         $1.00 - $5.25
                                                           ---------         -----   -----

Exercisable, end of year                                   1,227,499
                                                           =========


         OTHER STOCK OPTIONS

         The Board of Directors has authorized the grant of additional non-qualified stock options exclusive of the 1999 Stock Option Plan, to employees, officers and directors. The term of each option and the manner in which it may be exercised are determined by the Company's board of Directors or a committee, provided that no option may be exercised more than 10 years after the date of its grant. There is a maximum term of five years for these options granted to any employee owning more than 10% of the Company's common stock.

         OTHER NON-QUALIFIED STOCK OPTIONS

                                                                                           Option Price
                                                                      Shares                 per Share
                                                                     ---------             --------------
         Outstanding at
           January 1, 2000                                              -0-                     -0-

         Granted during the period                                   1,810,500             $1.25 - $3.00

         Exercised                                                      -0-                     -0-

         Cancelled                                                    (275,000)            $2.50 - $3.00
                                                                     ---------             -----   -----

         Outstanding at
           December 31, 2000                                         1,535,500             $1.25 - $3.00
                                                                     =========             =====   =====

         Exercisable, end of year                                      696,783
                                                                     =========

         An additional compensation to the CEO, included in the non-qualified stock options, are grants of 660,000 shares of common stock at $1.25 per share. 330,000 shares vest immediately with the remainder vesting over three years.

         WARRANTS


                                                                                              Price
                                                                    Shares                  per Share
                                                                    ------                  ---------
         Outstanding at
           January 1, 2000                                           -0-                        -0-

         Exercised                                                   -0-                        -0-

         Cancelled                                                   -0-                        -0-

         Granted during the period                                  3,200                      $5.00
                                                                    -----                      -----

         Outstanding at
           December 31, 2000                                        3,200                      $5.00
                                                                    =====                      =====

         Exercisable, end of year                                   3,200
                                                                    =====


         RETIREMENT OF SHARES

         In May 1999, the majority shareholder of Golf Ball World, Inc. contributed 85,183 shares of the Company's common stock to the Company for no consideration.

3.       NOTE PAYABLE TO RELATED PARTY

         In November 1999, the Company signed a $100,000 note payable due to a related party. The note accrued interest at 10% until April 30, 2000. After April 30, 2000, the note accrues interest at 15% until paid. No principal or interest payments have been made on the note as of December 31, 2000. In addition, the Company committed to sell to the holder of the note, 20,000 shares of common stock at par value. The Company recorded the difference in fair market value ($5.25) and par value as a charge to interest expense at December 31, 1999.

         Commencing in March 2000, and continuing on a monthly basis through December 2000, the Company signed various notes totalling $6,133,000 to four related parties. The amended and restated promissory notes accrue interest at 10% until March 31, 2001. No principal or interest payments have been made on any of the notes as of December 31, 2000. As additional consideration, the Company agreed to sell one share of Company common stock to the holders for each dollar advanced. Shares of stock were sold for $.01 per share. The Company recorded interest of $5,421,540 as a charge to expense, based on the historical price per share of the Company's common stock at the date that the funds were advanced.

4.       INCOME TAXES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2000 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance. The valuation allowance increased $2.7 at December 31, 2000 as a result of the net operating loss. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

         At December 31, 2000, the Company had net operating loss carryforwards for Federal tax purposes of approximately $10.1 million, which is available to offset future taxable income, if any, through 2020.

5.       RELATED PARTY TRANSACTIONS

         During the year ended December 31, 2000, the Company has compensated the Thurston Group, a related party, for professional services in the amount of $529,157 ($43,000 for 1999) which related to the acquisition of debt funding and certain other investment activity.

         The Company had an agreement with NetDox (a company with common ownership) to provide a commission of 20% of all gross revenues (excluding development fees or other non-recurring revenues) received under certain of the Company's sales contracts. At December 31, 2000, the Company had accrued $35,828 in commissions. No commissions were paid during 1999 or 2000 to NetDox.

         During December 2000, the Company entered into an agreement with NetDox wherein NetDox would release the Company from all commission obligations precipitated by the Commission Agreement in exchange for the preferred stock and warrants to purchase common stock in Tornado, Inc. The investment in Tornado, Inc. was recorded by the Company as $518,802.

         In December 2000, the Company recorded a loss on the release of the commission obligation totalling $482,974, net of the commission obligation to NetDox of $35,828.

6.       COMMITMENTS AND CONTINGENCIES

         During July 1999, the Company purchased certain equipment from NetDox, a related party. Based on the common ownership of the companies, the equipment was recorded at the historical cost of $630,000. Concurrent with this transaction, the Company entered into an agreement for the sale and operating leaseback of the equipment with a third party for $350,000. The difference in value of approximately $281,000 has been recorded in the period ended December 31, 1999 as an impairment in value.

         The Company leases office facilities in Los Angeles, California and Fairfax, Virginia. Lease terms range from three to five years. The Los Angeles lease expires in May 2002 and the Fairfax lease expires in May 2005 (see Note 9). Monthly lease costs totalled $16,086 at December 31, 2000.

         Lease expense totalled $188,000 and $173,000 for the year ended December 31, 2000 and the period ended December 31, 1999, respectively. Future minimum payments are as follows:

         2001                                           $195,222
         2002                                            159,576
         2003                                            135,323
         2004                                            139,383
         2005                                             58,789
                                                        --------

         Total                                          $688,293
                                                        ========

7.       MANAGEMENT PLANS

         The Company intends to raise additional funds for operations through one or more private placement offerings of between $3 million and $5 million. The Company is currently soliciting potential investors regarding such offering. Management believes cost reductions (see Note
         9), the availability of cash resources and increased revenues will be sufficient to fund operations and working capital requirements over the next twelve months. An alternative plan includes, but is not limited to, identifying companies with additional complementary services for merger or acquisition with the Company.

9.       SUBSEQUENT EVENTS (UNAUDITED)

         During March 2001, the Company vacated its Fairfax, VA home office, transferring administrative functions to Los Angeles, CA. A sub-lessee or assignee is being sought for the Fairfax facility.

         During January 2001, Thurston Group, a related party and majority shareholder, initiated a management reduction in an effort to reduce costs. Certain Company personnel were granted severance benefits totalling an estimated $275,000.

                               INDEX TO EXHIBITS


      EXHIBIT
      NUMBER                                DESCRIPTION OF EXHIBIT
      -------                               ----------------------

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

        10.14 Rescission Agreement by and between Qorus.com, Inc., a Delaware corporation, and NetDox, Inc., a Delaware corporation, dated
                December 31, 2000 (incorporated by reference to Exhibit No. 6.14 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

        10.15 Commission Agreement by and between Qorus.com, Inc., a Delaware corporation, and NetDox, Inc., a Delaware corporation, dated
                December 31, 2000 (incorporated by reference to Exhibit No. 6.15 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

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

        10.25   Agreement for Professional Services, by and between Qorus.com,
                Inc., a Florida corporation, and Leighton W. Smith (incorporated by reference to Exhibit No. 6.25 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

        10.26   Amendment to Agreement for Professional Services/by and between
                Qorus.com, Inc., a Florida corporation, and Leighton W. Smith
                (incorporated by reference to Exhibit No. 6.26 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

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

        10.34   Amended and Restated Convertible Promissory Note, dated January
                1, 2001, payable to Thurston Interests, L.L.C. in the original principal amount of $2,083,000

        10.35   Amended and Restated Convertible Promissory Note, dated January
                1, 2001, payable to Apex Investment Fund III, L.P., in the original principal amount of $1,799,115.25

        10.36   Amended and Restated Convertible Promissory Note, dated January
                1, 2001, payable to Apex Strategic Partners, LLC in the original principal amount of $100,883.79

        10.37   Amended and Restated Convertible Promissory Note, dated January
                1, 2001, payable to Thurston Communications Corporation in the original principal amount of $750,000

        10.38   Convertible Promissory Note, dated October 20, 2000, payable to
                Thurston Communications Corporation in the original principal amount of $250,000

        10.39   Convertible Promissory Note, dated October 30, 2000, payable to
                Thurston Communications Corporation in the original principal amount of $250,000

        10.40   Asset Transfer and Release Agreement, dated as of December 29,
                2000, by and between Qorus.com, Inc. and NetDox, Inc.

        10.41   Demand Promissory Note, dated January 12, 2001, payable to
                Thurston Interests, LLC by Aelix, Inc. in the original principal amount of $135,000

        10.42   Demand Promissory Note, dated December 27, 2000, payable to Apex
                Strategic Partners by Aelix, Inc. in the original principal amount of $7,353

        10.43   Demand Promissory Note, dated December 27, 2000, payable to Apex
                Investment Fund III by Aelix, Inc. in the original principal amount of $242,647

        10.44   Demand Promissory Note, dated December 21, 2000, payable to
                Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $650,000

        10.45   Demand Promissory Note, dated February 15, 2001, payable to
                Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $150,000

        10.46   Demand Promissory Note, dated February 28, 2001, payable to
                Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $260,000

        10.47   Demand Promissory Note, dated January 30, 2001, payable to CCT
                Holdings, Inc. by Aelix, Inc. in the original principal amount of $275,000

        10.48   Promissory Note, dated March 16, 2001, payable to Thurston
                Communications Corporation in the original principal amount of
                $160,000

        21.1    List of Subsidiaries