Form 10KSB40/A
period 2000-12-31
QORUS COM INC
filed 2001-04-27
CIK 1095691

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
      (State or other jurisdiction of                  (I.R.S. employer
      incorporation or organization)                  identification no.)
        9800 South Sepulveda Blvd.
                 Suite 318
              Los Angeles, CA
                                                             90045
      (Address of principal executive                     (Zip Code)
                 offices)

                                 (310) 258-8450
                (Issuer's telephone number, including area code)

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

     Issuer's revenues for its most recent fiscal year:  $198,578.

     The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $ 815,325.

     As of March 26, 2001, 17,897,405 shares of the registrant's Common Stock were outstanding.

                 Transitional Small Business Disclosure Format (Check One):
                                    Yes      No   X

                 DOCUMENTS INCORPORATED BY REFERENCE: None

                                EXPLANATORY NOTE

     This Form 10-KSB/A is being filed in order to amend and restate in their entirety Items 9, 10, 11 and 12 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 2000.

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


           NAME                AGE                    POSITION                   HELD SINCE
  ----------------------       ---       -----------------------------------     ----------
  Patrick J. Haynes, III        51       Senior Chairman and Chairman of the        1999
                                         Executive Committee
  George M. Middlemas           54       Director                                   1999
  Robert T. Isham, Jr.          48       Director                                   1999
  Thomas C. Ratchford           52       Chief Financial Officer                    2000

  Wesley N. Waite, Sr.          60       Acting Chief Operating Officer             2000


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

     George M. Middlemas, Director, is a Managing General Partner of Apex Venture Partners ("Apex") focused in the telecommunications, software and information services industries. He has been a venture capital investor since 1979. Prior to joining Apex in 1991, Mr. Middlemas was a senior vice president and principal with Inco Venture Capital Management and a vice president and member of the investment committee of Citicorp Venture Capital. He was instrumental in the founding of America Online and RSA Security, Inc. (formerly Security Dynamics Technologies, Inc.). Mr. Middlemas is a director of Online Resources Corporation, Data Critical Corporation, Tut Systems, Pure Cycle Corporation and several privately held companies.

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

     Thomas C. Ratchford, Chief Financial Officer, joined Qorus in October 2000. Prior to joining Qorus, Mr. Ratchford was the Director of Finance for the Highway Safety division of Avery Dennison Corporation from 1999 to 2000. From 1993 to 1999, Mr. Ratchford was the Chief Financial Officer of Stimsonite Corporation, a publicly held manufacturer of highway safety products, which was purchased by Avery Dennison Corporation in 1999.

     Wesley N. Waite, Sr., Acting Chief Operating Officer, joined Qorus in January 2000. Mr. Waite was previously the Vice President of Operations for Customer Care & Technology Holdings, Inc. ("CCT"), a Thurston Group company. From 1998 to 1999, Mr. Waite had been Vice President Operations for MilleCom, Inc., a multinational telecommunications company. With both CCT and MilleCom, Inc. Mr. Waite was solely responsible for the development and implementation of infrastructure and operations. From 1995 to 1998, Mr. Waite had been Chief Operating Officer of Nusantara Communications with responsibility for the development of the Advanced Rural Telephone System. From 1989 to 1995, Mr. Waite was with McCaw Cellular Communications where, as the Director of Field Operations, he was responsible for the National Deployment of the first Cellular Digital Packet Data (CDPD) network and the national implementation of the United Parcel Service (UPS) Cellular Circuit Switched data network. From 1972 to 1989, he was with NYNEX in a variety of technology and operations positions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Qorus' directors, executive officers and persons who own more than 10% of the outstanding common stock of Qorus file initial reports of ownership and reports of changes in ownership in such common stock with the Securities and Exchange Commission (the "SEC"). Officers, directors and stockholders who own more than 10% of the outstanding common stock of Qorus are required by the SEC to furnish Qorus with copies of all Section 16(a) reports they file. To the knowledge of Qorus, based solely on the review of the copies of such reports furnished to Qorus and written representations that no other reports were required during the year ended December 31, 2000, all officers, directors, and 10% stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 10.   EXECUTIVE COMPENSATION.

     James W. Blaisdell, who served as our Chief Executive Officer during 2000, resigned as of March 15, 2001. We have agreed to pay Mr. Blaisdell the bonus earned for year 2000 performance, in the amount of $125,000, in accordance with his employment agreement and to be paid in installments between April 2001 and September 2001.

                           SUMMARY COMPENSATION TABLE


                                                                              LONG TERM
                                                       ANNUAL               COMPENSATION
   NAME AND PRINCIPAL                               COMPENSATION        SECURITIES UNDERLYING      ALL OTHER
       POSITION                         YEAR           SALARY                  OPTIONS            COMPENSATION
-----------------------                 ----        ------------        ---------------------     ------------
James W. Blaisdell(1)
Chief Executive Officer                 2000          $365,371                678,500                  --

Jack N. Woodruff(2)                     2000          $189,096                     --                  --
Chief Financial Officer                 1999          $ 79,317                150,000


Wesley N. Waite, Sr
Acting Chief Operating                  2000          $162,855                257,000                  --
Officer

Michael D. Sohn(3)                      2000          $159,711                     --                  --
Chief Executive Officer                 1999          $164,167                500,000


Chris M. Mattheisen(4)
Senior Vice President                   2000          $158,433                                   $83,300
Sales and Marketing

----------

(1) Mr. Blaisdell resigned effective March 15, 2001. The salary paid to Mr. Blaisdell is less than the $250,000 stipulated in his employment agreement due to a voluntary pay decrease taken during a portion of the year. Additionally, we have agreed to pay a $125,000 bonus to Mr. Blaisdell for his performance in 2000 to be paid in installments between April 2001 and October 2001. Mr. Blaisdell has the right to exercise options to purchase up to 452,333 shares until June 15, 2001.

(2) Mr. Woodruff's employment terminated on September 15, 2001. Mr. Woodruff has the right to exercise options to purchase up to 116,666 shares until May 24, 2004.

(3) Mr. Sohn's employment terminated on May 31, 2000. Mr. Sohn has the right to exercise options to purchase up to 433,333 shares until May 24, 2004.

(4) Mr. Mattheisen's employment terminated on February 14, 2001, and we have agreed to pay severance benefits in the amount of $83,300, payable in installments between March 2001 and August 2001. Mr. Mattheisen has the right to exercise options to purchase up to 70,000 shares until May 14, 2001.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                             NUMBER OF
                                             SECURITIES           PERCENT OF TOTAL
                                             UNDERLYING           OPTIONS GRANTED       EXERCISE
                                            OPTIONS/SARS          TO EMPLOYEES IN         PRICE              EXPIRATION
                  NAME                        GRANTED                FISCAL YEAR        ($/SHARE)               DATE
         ----------------------             ------------          ----------------      ---------            ----------
         James W. Blaisdell(1)                678,500                   44.9%             $1.25              March 2010

         Wesley N. Waite, Sr.                 257,000                   17.0%             $1.25              March 2010

         Chris M. Mattheisen(2)               300,000                   19.9%             $1.25              March 2010

----------

(1) Mr. Blaisdell resigned effective March 15, 2001. Mr. Blaisdell has the right to exercise options to purchase up to 452,333 shares until June 15, 2001.

(2) Mr. Mattheisen's employment terminated on February 14, 2001. Mr. Mattheisen has the right to exercise options to purchase up to 70,000 shares until May 14, 2001.

Executive Employment Agreements

     Effective as of March 15, 2001, Mr. Blaisdell resigned all positions he held with Qorus. Following is a description of the principal business terms of the employment agreement which had been in effect with Mr. Blaisdell prior to his resignation:

     o    Annual salary of $250,000

     o Target bonus of 50% of base salary upon meeting business and performance targets approved by the Board of Directors

     o    Term of three years (until December 31, 2003)

     o Options to purchase up to 660,000 shares of common stock at $1.25 per share with vesting over three years

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     We have set forth in the following table certain information regarding our common stock beneficially owned on March 26, 2001 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock,
(ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At March 26, 2001, 17,897,405 shares of our common stock were outstanding.


        NAME AND ADDRESS OF                   AMOUNT OF BENEFICIAL
         BENEFICIAL OWNER                          OWNERSHIP                PERCENT OF CLASS

Patrick J. Haynes, III                            7,122,970(1)                   39.6%
190 South LaSalle Street, Suite 1710
Chicago, IL 60603

Thurston Interests LLC                            5,104,337(2)                   28.5%
190 South LaSalle Street, Suite 1710
Chicago, IL 60603


George M. Middlemas                               4,106,697(3)                   22.8%
225 W. Washington Street, Suite 1450
Chicago, IL 60606

Apex Investment Fund III                          3,777,154                      21.1%
225 W. Washington Street, Suite 1450
Chicago, IL 60606


Thurston Communications Corporation               1,900,000                      10.6%
190 South LaSalle Street, Suite 1710
Chicago, IL  60603

Thomson Kernaghan & Co., Ltd.                     1,420,000(4)                    7.9%
365 Bay Street
Toronto, ON
M5H2V2 Canada

Robert T. Isham, Jr.                                755,195(5)                    4.2%
190 South LaSalle Street, Suite 1710
Chicago, IL 60603


Wesley N. Waite, Sr.                                188,466(6)                    1.0%
190 South LaSalle Street, Suite 1710
Chicago, IL  60603

All Executive Officers and Directors             11,571,006(7)                   62.9%
as a group

----------

(1) Includes 4,482,015 shares held of record by Thurston Interests, LLC, 1,900,000 shares held of record by Thurston Communications Corporation, 18,633 shares held of record by Haynes Interests, LLC, 89,682 shares held of record by Thurston Capital, LLC, 147,387 shares held of record by Thurston Group, Inc., 105,253 shares held of record by Thurston Offshore Bridge Partners II, Ltd., 280,000 shares held of record by Customer Care & Technology Holdings, Inc. and 100,000 shares issuable upon the exercise of options within 60 days.

(2) Includes 89,682 shares held of record by Thurston Capital, LLC, 147,387 shares held of record by Thurston Group, Inc., 105,253 shares held of record by Thurston Offshore Bridge Partners II, Ltd. and 280,000 shares held of record by Customer Care & Technology Holdings, Inc.

(3) Includes 3,777,154 shares held of record by Apex Investment Fund III, 223,272 shares held of record by Apex Strategic Partners, LLC and 100,000 shares issuable upon the exercise of options within 60 days.

(4) Includes 20,000 shares issuable upon the exercise of options within 60 days.

(5) Includes 89,682 shares held of record by Thurston Capital, LLC, 147,387 shares held of record by Thurston Group, Inc., 105,253 shares held of record by Thurston Offshore Bridge Partners II, Ltd., 280,000 shares held of record by Customer Care & Technology Holdings, Inc., 32,873 shares held of record by Robert T. Isham, Jr. Trust and 100,000 shares issuable upon the exercise of options within 60 days.

(6) Includes 188,466 shares issuable upon the exercise of options within 60 days.

(7) Includes 508,466 shares issuable upon the exercise of options within 60 days.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On July 15, 1999, we acquired certain assets of NetDox, Inc., including the NetDox brand name, equipment, and customer lists. Thurston Group, Inc. and its affiliates co-founded NetDox with Deloitte & Touche L.L.C. in 1997 with an initial aggregate capital investment of approximately $35 million. In early 1999, Thurston Group acquired Deloitte & Touche's interest in NetDox. In consideration of the transfer of the assets to us by NetDox, we assumed certain liabilities of NetDox and forgave $2,100,000 of indebtedness owed to us by NetDox. On December 31, 1999, the transaction was rescinded pursuant to a Rescission Agreement. All of the assets (except equipment valued at $350,000) were conveyed back to NetDox and NetDox assumed all of the liabilities that had been assumed by us. The balance due us under the note as of December 31, 1999 was $1,488,987. As part of the rescission, Messrs. Haynes and Stern agreed to personally guarantee approximately $2.5 million in loans to a commercial bank on behalf of NetDox.

     We also entered into a Commission Agreement with NetDox to compensate NetDox for its efforts in securing a distribution contract with Moore Business Communications Services ("Moore"). Under the Commission Agreement, NetDox was entitled to a commission in the amount of 20% of all gross revenues (excluding development fees or other non-recurring revenues) received by us under the Master Agreement with Moore. In December 2000, we reached an agreement with NetDox under which NetDox released us from all past, present and future obligations to pay any commissions under the Commission Agreement. In consideration for the release, we conveyed to NetDox our ownership interest in convertible preferred stock and warrants of Tornado Development, Inc. In the absence of such an agreement, we would have owed NetDox $36,000 in commission at the end of 2000.

     On March 1, 1999, we entered into a consulting agreement with Thurston Group, Inc. Under that agreement, we engaged Thurston Group until March 31, 2002 as an independent contractor to advise us with respect to obtaining financing of any type and to advise us and act as our agent in connection with any business combination, merger, acquisition or sale. Thurston Group agreed to provide the following services to us:

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

     During 2000, we paid Thurston $529,157 under the consulting agreement. For the nine months ended September 30, 1999, we paid $43,000. All such payments relate to the acquisition of funding and certain other investment activity.

     On November 1, 1999, we executed and delivered a promissory note in the original principal amount of $100,000 to Thomson Kernaghan & Co., Ltd. The note bears interest at 10% per annum and was due on or before April 30, 2000 or the occurrence of the next equity or quasi-equity financing of Qorus. The note is convertible, at the election of the holder, into shares of our common stock at $3.00 per share. In connection with the note, we also gave Thomson Kernaghan an entitlement to purchase 20,000 shares of our common stock for $.01 per share.

     We agreed to assume the responsibilities of Customer Care & Technology Holdings, Inc., formerly known as Southern European Communications Corp. ("CCT"), under a lease and service agreement dated December 23, 1999. The lease covers office space located at 11350 Random Hills Road, Fairfax, Virginia. Monthly rental is $5,302 plus $1,170 in furniture rental fees, phone charges and fees for business support services. The term of the lease began January 3, 2000 and expired June 30, 2000. Thurston Group, Inc. and its affiliates own a majority of the outstanding capital stock of CCT. Mr. Haynes, a director of Qorus, is also a director of CCT. Our board of directors had determined that the assumption of the lease and the release of CCT from its obligations under the lease were fair to Qorus.

     Patrick J. Haynes, III and Robert T. Isham, Jr., directors of Qorus, are affiliated with Thurston Group, Inc. and its affiliates.

     Mr. Haynes and Thurston Group, Inc. and their respective affiliates are the founders of Qorus Delaware. None of Mr. Haynes, Thurston Group or any of their respective affiliates has received anything of value other than fees Thurston Group has earned under the consulting agreement described above. Other than the assets acquired from NetDox, we did not acquire any assets from Mr. Haynes, Thurston Group or any of their respective affiliates.

     Between March 2000 and March 2001, we have obtained substantially all of our funding from Thurston Interests LLC, Apex Investment Fund III, Apex Strategic Partners, Thurston Communications Corporation and CCT. In the aggregate, such parties have advanced $7.1 million during that period. In exchange for the cash, we issued convertible and non-convertible notes with interest rates between 6.6% and 12.0%. In connection with such loans, each of the parties was given an entitlement to purchase shares of our common stock, at a price of $0.01 per share, for each $1.00 advanced.

     SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on the ____ day of April, 2001.

                                                 QORUS.COM, INC.




                                                By: /s/ Patrick J. Haynes, III
                                                   ----------------------------
                                                   Senior Chairman