Form 10QSB
period 2001-03-31
QORUS COM INC
filed 2001-05-15
CIK 1095691

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE FISCAL QUARTER ENDED MARCH 31, 2001

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM TO



                             COMMISSION FILE NUMBER
                                     0-27551



                                 QORUS.COM, INC.
                 (Name of Small Business Issuer in its Charter)

                    FLORIDA                          65-0358792
         (State or other jurisdiction of          (I.R.S. employer
         incorporation or organization)           identification no.)


            9800 South Sepulveda Boulevard
                       Suite 318
                Los Angeles, CA 90045                     90045
       (Address of principal executive offices)        (Zip Code)



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


         Number of shares outstanding of each of the issuer's classes of common stock as of May 10, 2001: 17,897,405

           Transitional Small Business Disclosure Format (Check One):
                                    Yes   No  X

                                Table of Contents

Part I   Financial Information


     Item 1.  Financial Statements                                                 Page
                                                                                   ----
              Balance Sheet (Unaudited), March 31, 2001 and
              December 31, 2000 (Audited)                                            1

              Statement of Operations (Unaudited)
              for the three months ended March 31, 2001 and 2000                     2

              Statement of Cash Flows (Unaudited)
              for the three months ended March 31, 2001 and  2000                    3

              Notes to Financial Statements (Unaudited)                              4

     Item 2  Management Discussion and Analysis of Financial Condition
             and Results                                                             6


Part II   Other information

     Item 6.  Exhibits and Reports on Form 8-K.                                      9

     Signatures                                                                      9

QORUS.COM, INC.
CONDENSED BALANCE SHEET


                                                                         March 31, 2001   December 31, 2000
                                                                          (Unaudited)         (Audited)
                                                                         -------------    -----------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                $      12,548    $      98,926
Accounts receivable, net of reserve of $33,705 at March 31, 2001                58,739           21,766
Prepaid expenses and other current assets                                      112,115          100,049
                                                                         -------------    -------------
Total current assets                                                           183,402          220,741
                                                                         -------------    -------------

PROPERTY AND EQUIPMENT:
Furniture and fixtures                                                          29,534           29,534
Office equipment                                                               187,618          186,468
Production equipment                                                           141,847          140,847
Leasehold improvements                                                          46,491           46,491
                                                                         -------------    -------------
Total property and equipment                                                   405,490          403.340
Less accumulated depreciation                                                 (135,337)         (87,995)
                                                                         -------------    -------------
Property and equipment, net                                                    270,153          315,345
                                                                         -------------    -------------

OTHER ASSETS:
Software licenses:
    Related party, net of accumulated
      amortization of $73,251                                                   12,014           22,672
Deposits                                                                       141,165          141,165
                                                                         -------------    -------------
Total other assets                                                             153,179          163,837
                                                                         -------------    -------------

TOTAL ASSETS                                                             $     606,734    $     699,923
                                                                         =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                    $     942,124    $     563,472
Notes payable                                                                   51,403           51,403
Accrued expenses due related parties                                           507,746          277,346
Notes payable
Notes payable to related parties                                             7,372,999        6,232,999
                                                                         -------------    -------------
Total current liabilities                                                    8,874,272        7,125,220
                                                                         -------------    -------------

STOCKHOLDERS' DEFICIT;
Preferred stock, par value $.01; 5,000,000 shares
    authorized and no shares issued
Common stock, par value $.001; 50,000,000 shares
    authorized and 17,897,405 shares issued and
    outstanding                                                                 17,897           17,487
Additional paid-in capital                                                   9,784,045        9,644,787
Accumulated deficit                                                        (18,056,980)     (16,085,071)
Note receivable for common stock                                               (12,500)          (2,500)
                                                                         -------------    -------------
Total stockholders' deficit                                                 (8,267,538)      (6,425,297)
                                                                         -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $     606,734    $     699,923
                                                                         =============    =============

See accompanying notes to financial statements.

QORUS.COM, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31

                                               2001              2000
                                           -------------    -------------
                                            (UNAUDITED)      (UNAUDITED)
REVENUES                                   $     123,461    $      29,541

COST OF REVENUES                                 270,388          218,831
                                           -------------    -------------

GROSS LOSS                                      (146,927)        (189,290)

OPERATING EXPENSES:
Selling, general and administrative            1,511,312        1,153,624
                                           -------------    -------------

LOSS FROM OPERATIONS                          (1,658,239)      (1,342,914)

OTHER INCOME (EXPENSE):
Interest income                                                       656
Interest expense                                (184,000)          (6,124)
Beneficial interest expense                     (129,670)
Loss on sale of assets                                               (743)

Loss before income taxes                      (1,971,909)      (1,349,125)
Income taxes

NET LOSS                                   $  (1,971,909)   $  (1,349,125)

BASIC AND DILUTED LOSS PER SHARE           $       (0.11)   $       (0.12)

Weighted average shares of
common stock outstanding                      17,615,627       11,354,407



See accompanying notes to financial statements.

QORUS.COM, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS  ENDED MARCH 31


                                                                   2001            2000
                                                               ------------    ------------
                                                                (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                       $ (1,971,909)   $ (1,349,125)
Adjustments to reconcile net loss to net cash
 Used by operating activities:
 Depreciation                                                        47,341           9,167
 Amortization                                                        10,658          39,390
 Loss on sale of property/Impairment                                                    743
 Beneficial interest expense                                        129,670
Changes in operating assets & liabilities:
 Accounts receivable                                                (36,973)        (29,541)
 Prepaid expenses and other assets                                  (12,066)         81,786
 Accrued expenses/accounts payable                                  425,051        (186,099)
                                                               ------------    ------------
          Net cash used by operating activities                  (1,408,228)     (1,433,679)
                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                  (2,150)        (36,831)
 Sale of property                                                        --           1,402
                                                               ------------    ------------
          Net cash used by investing activities                      (2,150)        (35,429)
                                                               ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Notes payable borrowings                                         1,140.000         597,000
Accrued interest--related party                                     184,000
                                                               ------------    ------------
Net cash provided by financing activities                         1,324,000         597,000
                                                               ------------    ------------
                                                                    (86,378)       (872,107)
NET INCR/(DECR) IN CASH AND EQUIVALENTS

                                                                     98,926         884,503
CASH AND EQUIVALENTS, BEGINNING OF PERIOD
                                                               ------------    ------------
                                                               $     12,548    $     12,396
CASH AND CASH EQUIVALENTS, END OF PERIOD




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (UNAUDITED):
Cash paid during the period for:

  Interest                                  $    4,077
  Income taxes                              $        0



See accompanying notes to financial statements.

QORUS.COM, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


1.       BASIS OF PRESENTATION

                  The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Qorus.com, Inc. (the "Company") Form 10-SB and Form 10-KSB for the year ended December 31, 2000 for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

                  The information furnished reflects all adjustments (all of which were of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  SIGNIFICANT CUSTOMERS - Two customers accounted for all revenues during the period and substantially all of the accounts receivable at March 31, 2001.

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

                  GOING CONCERN - The Company has not received significant revenues and has incurred significant expenses in developing its product and strategic relationships. The financial statements have been prepared assuming the Company will continue to operate as a going concern that contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 6, management has developed an operating plan that they believe will generate sufficient cash to meet its obligations in the normal course of business.


3.       NOTES PAYABLE TO RELATED PARTY

                  The Company has a note payable of $0.1 million at March 31, 2001 due to a related party, which accrues interest at 10% per annum and is due on demand. In addition, the Company has committed to sell 20,000 shares of common stock at par value to the noteholder.

                  The Company had issued other notes payable of $7.3 million at March 31, 2001. All such notes are payable to related parties, bear interest at 10% to 12% and are payable on May 31, 2001 or the date of closing of the next equity or quasi-equity financing by the Company. Certain of the notes, in an aggregate amount of $5.2 million, automatically convert into securities of the same class and/or series as sold in any private sale if the Company or one of its subsidiaries completes new financing of at least $5 million. In connection with the $7.3 million in note financing, the Board of Directors authorized the issuance of 7.1 million shares of its common stock for $.01 per share as additional consideration for the loans.

4.       BENEFICIAL INTEREST EXPENSE

                  In connection with $1.1 million of notes issued to related parties during the first quarter of 2001, the Board of Directors authorized the issuance of 988,000 shares of its common stock for $.01 per share as additional consideration for the financing. During the quarter ended March 31, 2001, the Company recorded beneficial interest expense of $0.1 million. The amount of the beneficial interest expense was calculated on the basis of the difference between the closing market price and the sale price of the common stock on the date the lender became entitled to purchase such shares.

5.       INCOME TAXES

                  The Company has generated substantial tax loss carry-forwards that create a significant deferred tax asset at March 31, 2001. The Company has not assigned any value to such asset due to the uncertainty of realization of the value. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

                  At March 31, 2001, the Company had net operating loss carry-forwards for Federal tax purposes of approximately $12 million, which is available to offset future taxable income, if any, through 2020.


6.       MANAGEMENT PLANS

                  During the quarter ended March 31, 2001, the Company received loans from related parties totaling $1.1 million. At March 31, 2001 the Company had used substantially all of these funds. Management projects that available cash resources and increased sales will be insufficient to meet its cash flow requirements through the next twelve months. Accordingly, management has developed alternate plans that include, but are not limited to, raising additional debt and/or equity financing, sale of assets or identifying companies with complementary services for merger or acquisition.

Item 2

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OVERVIEW

         We provide intelligent message communications services to enterprises, notably in the travel and hospitality sectors. Our services enable users to improve their customer relationships and their supply and demand chain management while reducing expenses. To date, we have not generated any significant revenues. We will require substantial additional financing to execute our business plan. Additionally, we have received a "going concern" opinion from our accountants.

         Our net cash outflow since inception has been significant. We have been dependent upon interim financing from related parties to fund operations. Through March 31, 2001, we had received and used $7.4 million of interim debt financing from six related parties who are significant stockholders in the Company. We have taken and are taking aggressive cost reduction measures intended to allow us to achieve profitability by the third quarter of this year.

         Our expenses have exceeded net revenues since inception. During the first quarter of 2001, our net loss was $2.0 million. Since March 10, 1999, we have sustained cumulative losses of $17.8 million.


PLAN OF OPERATION FOR THE NEXT 12 MONTHS

         Our capital requirements have been significant, and our cash requirements have exceeded cash flow from operations since inception. As a result, we have been substantially dependent on the proceeds from private placements of debt and equity securities to satisfy working capital requirements. We will be dependent upon the proceeds of future private placement offerings to satisfy future working capital requirements, to fund certain marketing activities and to continue implementing our strategy.

         We have taken new actions during the first quarter of 2001 to reduce costs. In February 2001, we terminated five employees and effectively closed our Virginia headquarters office in an effort to reduce overhead expenses. Additionally, our President and Chief Executive Officer resigned in March 2001, and there are no immediate plans to replace that individual. During April, two other employees either were terminated or resigned. As of May 10, 2001 we had 12 employees, compared to 20 employees at December 31, 2000.

         To fund cash requirements during the first quarter of 2001, we issued additional notes to related parties in the aggregate face value of $1.1 million. Such notes will mature on May 31, 2001. We have delayed payment on a variety of ordinary course trade payables, equipment leases and severance compensation commitments in order to preserve limited cash resources. We are endeavoring to raise additional funds for operations through a private placement offering of between $0.5 million and $1.0 million. If we are unable to raise funds through a private placement offering, we will need to pursue other options such as sale of the Company or certain assets, merger with another entity or dissolution.

         We believe, based on current proposed plans and assumptions relating to our operations, that this prospective private placement, if successful, together with anticipated revenues from operations, will be sufficient to fund our operations and working capital requirements over the next 12 months. In the event that our plans or assumptions relating to operations change or prove to be inaccurate, or if the net proceeds of future private placements together with revenues generated from operations prove to be insufficient (due to, among other things, inability to attract capital under a private placement, unanticipated expenses, increased competition, unfavorable general economic conditions, inability to successfully market messaging services, or other unforeseen circumstances), we could be required to seek other less desirable alternatives. There can be no assurance that additional financing from any source will be available when needed on commercially reasonable terms, or at all. We are dependent upon the Thurston Group, a related party, to raise sufficient funds for us to meet our cash requirements. Should additional cash be required prior to completion of a private placement, Qorus is dependent upon its founding shareholders to provide additional cash at commercially reasonable terms.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Gross revenues for the three months ended March 31, 2001 were $123,461 compared to $29,541 for the comparable 2000 period. The increase in revenue reflects an increase in volume attributable to the Company's largest customer.

         Cost of revenues for the three months ended March 31, 2001 was $270,388, compared to $218,831 for the comparable period in 2000. The cost of staff and equipment necessary to operate our transaction services business exceeded revenue because certain minimum costs for both staff and equipment are required to operate the system. Our operational capacity is underutilized.

         Gross loss for the three months ended March 31, 2001 was $146,927 compared to a gross loss of $189,290 for the comparable period in 2000. The decrease was largely the result of revenues which grew faster than costs.

         Selling, general and administrative expenses for the three months ended March 31, 2001 were $1,511,312 compared to $1,153,624 for the comparable period in 2000. The majority of these expenses were for employee compensation, marketing programs and professional fees. The increase in expense during 2001 is largely attributable to a charge of approximately $300,000 for compensation to be paid to former employees whose employment terminated during the first quarter of 2001. Such compensation is scheduled to be paid between February
2001 and October 2001. At May 10, 2001, the Company was in arrears on approximately $70,000 of such obligations.

         Interest expense increased to $184,000 for the three months ended March 31, 2001 from $6,124 during the comparable period in 2000. This increase was attributable to additional debt incurred over the past year to fund operations.

         During the quarter ended March 31, 2001, we recorded beneficial interest expense of $129,670 related to the difference between (i) the committed selling price of 988,000 shares of stock to be sold to related parties and (ii) the market price of the stock on the day such commitments were made. The shares were offered to the related parties in connection with loans made by such parties during the first quarter of 2001 (see Notes 3 and 4 to financial statements).

         As a result of the foregoing, net losses for the three months ended March 31, 2001 and 2000 were $2.0 million and $1.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Our capital requirements have been and will continue to be significant, and our cash requirements have been exceeding cash flow from operations. At March 31, 2001, we had negative working capital of $8.7 million, largely attributable to $7.4 million in short-term indebtedness. Our cash balance at March 31, 2001 was $12,548. During the first quarter of 2001, we satisfied working capital requirements through limited cash flow generated from operations and the issuance of debt and equity securities to related parties. Net cash used in operating activities was $1.4 million for the quarter ended March 31, 2001, primarily as a result of significant operating losses.

         Net cash used by investing activities was $2,150 during the quarter ended March 31, 2001, compared to $35,429 in the first quarter of 2000. Substantially all of such funds were used to purchase property and equipment.

         Net cash provided by financing activities during the first quarter of 2001 was $1.3 million, which reflected proceeds of $1.1 million from issuance of debt instruments and the accrual of $0.2 million of interest on all outstanding debt.

GOING CONCERN

         We have generated minimal revenues and incurred substantial losses from operations since our inception. As a result, our independent auditors included an explanatory paragraph in their report for the years ended December 31, 1999 and December 31, 2000, which indicated a substantial doubt as to our ability to continue as a going concern.

FORWARD-LOOKING STATEMENTS

         The foregoing discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of Qorus, including plans and objectives related to the consummation of future private and/or public issuances of Qorus' equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Qorus. Although Qorus believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Qorus or any other person that the objectives and plans of Qorus will be achieved.

                                     Part II
                                Other Information

Item 1.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  See Index to Exhibits attached hereto.



         (b) Reports on Form 8-K.

         None.

Item 2.  Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Chicago, Illinois on the 14th day of May 2001.

                                       QORUS.COM, INC.



                                       By:      /s/ Thomas C. Ratchford
                                          -----------------------------------
                                                Thomas C. Ratchford
                                                Chief Financial Officer

                                INDEX TO EXHIBITS



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

   10.4 Amendment No. 1 to Acquisition Agreement between Golf Ball World, Inc., a Florida corporation, and the stockholders of Qorus.com, Inc., a Delaware corporation (incorporated by reference to Exhibit No. 6.4 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

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

   10.25 Agreement for Professional Services, dated as of March 2, 2000, by and between Qorus.com, Inc., a Florida corporation, and Leighton W.
              Smith (incorporated by reference to Exhibit No.
              6.25 of the Registration Statement on Form
              10-SB, as amended, filed by Qorus.com, Inc.)

   10.26      Amendment to Agreement for Professional
              Services, by and between Qorus.com, Inc., a Florida corporation, and Leighton W. Smith
              (incorporated by reference to Exhibit No. 6.26 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)


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

   10.34 Addendum to Notes dated April 17, 2001 (filed herewith)

   10.35 Service Agreement, dated February 28, 2001, by and between Extend, Inc. and Aelix, Inc., a wholly owned subsidiary of Qorus.com, Inc.
              (filed herewith)

   10.36 Exclusive Sublease Listing Agreement by and between Charles E. Smith Real Estate Services
              L.P. and Qorus.com, Inc. with respect to leased property located at 11320 Random Hills Road,
              Fairfax, Virginia (filed herewith)