Form 10QSB
period 2001-06-30
QORUS COM INC
filed 2001-08-13
CIK 1095691

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
        EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED JUNE 30, 2001

                                       OR


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________


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

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]


     Number of shares outstanding of each of the issuer's classes of common stock as of August 9, 2001: 19,007,405



           Transitional Small Business Disclosure Format (Check One):
                                Yes [ ] No [ X ]

                                Table of Contents


Part I   Financial Information


     Item 1.  Financial Statements                                         Page
                                                                           ----

              Balance Sheet (Unaudited), June 30, 2001 and
              December 31, 2000 (Audited)                                    3

              Statement of Operations (Unaudited)
              for the three months ended June 30, 2001 and 2000              4

              Statement of Operations (Unaudited)
              for the six months ended June 30, 2001 and 2000                5

              Statement of Cash Flows (Unaudited)
              for the three months ended June 30, 2001 and  2000             6

              Statement of Cash Flows (Unaudited)
              for the six months ended June 30, 2001 and  2000               7

              Notes to Financial Statements (Unaudited)                      8

     Item 2.  Management's Discussion and Analysis or Plan of Operation     10


Part II   Other information

     Item 1.  Exhibits and Reports on Form 8-K.                             13

     Item 2.  Signatures                                                    13

QORUS.COM, INC.
CONDENSED BALANCE SHEET

                                                               June 30, 2001  December 31, 2000
                                                                 (Unaudited)           (Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                       $       467        $    98,926
Accounts receivable, net of reserve of $33,705 at
June 30, 2001                                                       101,825             21,766
Prepaid expenses and other current assets                             5,937            100,049
                                                                -----------        -----------
Total current assets                                                108,229            220,741
                                                                -----------        -----------

PROPERTY AND EQUIPMENT:
Furniture and fixtures                                                6,540             29,534
Office equipment                                                    187,618            186,468
Production equipment                                                141,847            140,847
Leasehold improvements                                               23,647             46,491
                                                                -----------        -----------
Total property and equipment                                        359,652            403.340
Less accumulated depreciation                                      (173,575)           (87,995)
                                                                -----------        -----------
Property and equipment, net                                         186,077            315,345
                                                                -----------        -----------

OTHER ASSETS:
Software licenses:
    Related party, net of accumulated
      amortization of $83,909                                         1,356             22,672
Deposits                                                            141,165            141,165
                                                                -----------        -----------
Total other assets                                                  142,521            163,837
                                                                -----------        -----------

TOTAL ASSETS                                                    $   436,827        $   699,923
                                                                ===========        ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                                $   829,731        $   502,372
Accrued expenses                                                    305,248             61,100
Notes payable                                                        51,403             51,403
Accrued expenses due related parties                                663,670            277,346
Notes payable
Notes payable to related parties                                  7,904,999          6,232,999
                                                                -----------        -----------
Total current liabilities                                         9,755,051          7,125,220
                                                                -----------        -----------

STOCKHOLDERS' DEFICIT;
Preferred stock, par value $.01; 5,000,000 shares
    authorized and no shares issued
Common stock, par value $.001; 50,000,000 shares
    authorized and 18,555,405 shares issued and
    outstanding (17,487,405 at December 31, 2000)                    18,555             17,487
Additional paid-in capital                                        9,813,319          9,644,787
Accumulated deficit                                             (19,147,348)       (16,085,071)
Note receivable for common stock                                     (2,750)            (2,500)
                                                                -----------        -----------
Total stockholders' deficit                                      (9,318,224)        (6,425,297)
                                                                -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $   436,827        $   699,923
                                                                ===========        ===========

See accompanying notes to financial statements.

QORUS.COM, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30

                                                  2001                 2000
                                             --------------     -------------
                                                (Unaudited)       (Unaudited)

REVENUES                                     $      154,472     $      42,423

COST OF REVENUES                                    269,637           238,389
                                             --------------     -------------

GROSS LOSS                                         (115,165)         (195,966)

OPERATING EXPENSES:
Selling, general and administrative                 718,658         1,511,970
                                             --------------     -------------

LOSS FROM OPERATIONS                               (833,823)       (1,707,936)

OTHER INCOME (EXPENSE):
Interest income                                                           241
Interest expense                                   (206,000)          (47,163)
Beneficial interest expense                         (29,250)       (2,985,000)
Other income (expense), net                         (21,293)               31
                                             --------------     -------------

Loss before income taxes                         (1,090,366)       (4,739,827)
Income taxes                                                              800
                                             --------------     -------------

NET LOSS                                     $   (1,090,366)    $  (4,740,627)
                                             ==============     =============

BASIC AND DILUTED LOSS PER SHARE                    $ (0.06)          $ (0.40)
                                             ==============     =============
Weighted average shares of
common stock outstanding                         18,293,823        11,854,407



See accompanying notes to financial statements.

QORUS.COM, INC.
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30

                                                   2001                 2000
                                             ---------------    -------------
                                                 (Unaudited)      (Unaudited)

REVENUES                                        $    277,933         $ 71,964

COST OF REVENUES                                     540,025          457,219
                                             ---------------    -------------

GROSS LOSS                                          (262,092)        (385,255)

OPERATING EXPENSES:
Selling, general and administrative                2,229,970        2,658,058
                                             ---------------    -------------

LOSS FROM OPERATIONS                              (2,492,062)      (3,043,313)

OTHER INCOME (EXPENSE):
Interest income                                                           897
Interest expense                                    (390,000)         (59,767)
Beneficial interest expense                         (158,920)      (2,985,000)
Other income (expense), net                          (21,293)            (712)
                                             ---------------    -------------

Loss before income taxes                          (3,062,275)      (6,087,895)
Income taxes                                                              800
                                             ---------------    -------------

NET LOSS                                        $ (3,062,275)   $  (6,088,695)
                                             ===============    ==============

BASIC AND DILUTED LOSS PER SHARE                    $ (0.17 )         $ (0.52)
                                             ===============    =============
Weighted average shares of
common stock outstanding                          17,954,725       11,604,407



See accompanying notes to financial statements.

QORUS.COM, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS  ENDED JUNE 30

                                                                      2001                2000
                                                                ----------------    ----------------
                                                                  (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                            $(1,090,366)        $(4,740,627)
Adjustments to reconcile net loss to net cash
   Used by operating activities:
   Depreciation                                                          47,236              12,952
   Amortization                                                          10,658              39,390
   Loss on sale of property                                              26,839
   Beneficial interest expense                                           29,250           2,985,000
Changes in operating assets & liabilities:
   Accounts receivable                                                  (43,086)             50,745
   Prepaid expenses and other assets                                    106,178             (65,298)
   Accrued expenses/accounts payable                                    146,630             200,790
                                                                ----------------    ----------------
          Net cash used by operating activities                        (766,661)         (1,517,048)
                                                                ----------------    ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                           -            (107,895)
 Sale of property                                                        10,000               3,700
 Deposits                                                                     -             (73,622)
                                                                ----------------    ----------------
          Net cash used by investing activities                          10,000            (177,817)
                                                                ----------------    ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Notes payable borrowings                                               532,000           1,928,999
Accrued interest-related party                                          206,000                   -
Proceeds from issuance of common stock, net                               6,580              15,000
                                                                ----------------    ----------------
Net cash provided by financing activities                               744,580           1,943,999
                                                                ----------------    ----------------

NET INCR/(DECR) IN CASH AND EQUIVALENTS                                 (12,081)            249,134

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                12,548              12,396
                                                                ----------------    ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 467           $ 261,530
                                                                ================    ================



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (UNAUDITED):
Cash paid during the period for:

  Interest                             $           0
  Income taxes                         $           0



See accompanying notes to financial statements.

QORUS.COM, INC.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS  ENDED JUNE 30

                                                                      2001                2000
                                                                ----------------    ----------------
                                                                  (Unaudited)         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                            $(3,062,275)        $(6,088,695)
Adjustments to reconcile net loss to net cash
   Used by operating activities:
   Depreciation                                                          94,577              22,119
   Amortization                                                          21,316              78,780
   Loss on sale of property/Impairment                                   26,839                 712
   Beneficial interest expense                                          158,920           2,985,000
Changes in operating assets & liabilities:
   Accounts receivable                                                  (80,059)             21,204
   Prepaid expenses and other assets                                     94,112              16,488
   Accrued expenses/accounts payable                                    570,331              13,710
                                                                ----------------    ----------------
          Net cash used by operating activities                      (2,176,239)         (2,950,682)
                                                                ----------------    ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                      (2,150)           (144,726)
 Sale of property                                                        10,000               5,102
 Deposits                                                                     -             (73,666)
                                                                ----------------    ----------------
          Net cash used by investing activities                           7,850            (213,290)
                                                                ----------------    ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Notes payable borrowings                                             1,672,000           2,525,999
Accrued interest-related party                                          390,000
Proceeds from issuance of common stock, net                               7,930              15,000
                                                                ----------------    ----------------
Net cash provided by financing activities                             2,069,930           2,540,999
                                                                ----------------    ----------------

NET INCR/(DECR) IN CASH AND EQUIVALENTS                                 (98,459)           (622,973)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                98,926             884,503
                                                                ----------------    ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 467           $ 261,530
                                                                ================    ================



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (UNAUDITED):
Cash paid during the period for:

  Interest                                       $    4,077
  Income taxes                                   $        -



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

     The information furnished reflects all adjustments (all of which were of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Significant Customers - Two customers accounted for substantially all revenues during the second quarter and substantially all of the accounts receivable at June 30, 2001.

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

     Going Concern - The Company has not received significant revenues and has incurred significant expenses in developing its product and strategic relationships. The financial statements have been prepared assuming the Company will continue to operate as a going concern that contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 6, management is executing an operating plan that foreseeably will not generate sufficient cash to meet the Company's obligations in the normal course of business.


3.   NOTES PAYABLE TO RELATED PARTY


     The Company had issued notes payable of $7.9 million at June 30, 2001. All such notes are payable to related parties and bear interest at 10% to 12%. During the second quarter of 2001, the lenders holding $7.8 million of such notes were granted a security interest on all of the assets of the Company in exchange for an extension of the maturity date of the notes to December 31, 2001, or the date of closing of the next equity or quasi-equity financing by the Company. Certain of the notes, in an aggregate amount of $5.2 million, automatically convert into the same securities of any new investor(s) if the Company or one of its subsidiaries completes new financing of at least $5 million. In connection with these $7.8 million in secured notes, the Board of Directors authorized the issuance of 7.7 million shares of its common stock for $.01 per share as additional consideration for the loans.

     At June 30, 2001, the Company has an unsecured note payable of $0.1 million, which is due to a related party, accrues interest at 10% per annum and is due on demand. In addition, the Company has committed to sell 20,000 shares of common stock at par value to the unsecured noteholder.

4.   BENEFICIAL INTEREST EXPENSE

     In connection with $0.5 million of notes issued to related parties during the second quarter of 2001, the Board of Directors authorized the issuance of 532,000 shares of its common stock for $.01 per share as additional consideration for the financing. During the quarter ended June 30, 2001, the Company recorded beneficial interest expense of $29,250. The amount of the beneficial interest expense was calculated on the basis of the difference between the closing market price and the sale price of the common stock on the date the lender became entitled to purchase such shares.

5.   INCOME TAXES

     The Company has generated substantial tax loss carry-forwards that create a significant deferred tax asset at June 30, 2001. The Company has not assigned any value to such asset due to the uncertainty of realization of the value. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     At June 30, 2001, the Company had net operating loss carry-forwards for Federal tax purposes of approximately $13 million, which are available to offset future taxable income, if any, through 2020.


6.   MANAGEMENT PLANS

     During the quarter ended June 30, 2001, the Company received loans from related parties totaling $0.5 million. Such loans were made periodically by the related party in order for the Company to meet payroll and other expenses during the quarter. At no time during the quarter was there any obligation on the part of the related party to make the cash loans or to do so in the future.

     At June 30, 2001, the Company had negligible cash resources. Management projects that available cash resources will be insufficient to meet its cash flow requirements through the next twelve months. Accordingly, management has developed alternate plans that include, but are not limited to, sale of assets, raising additional debt and/or equity financing and identifying companies with complementary services for merger or acquisition.

     In May 2001, management announced that the Company had reached agreement to sell the assets of its message communications business to a related party in exchange for the cancellation of approximately $3 million of debt. The contemplated transaction, which is subject to various conditions including the availability of fairness opinions and shareholder approvals, is expected to be consummated during the third quarter of 2001.

     If the foregoing transaction is consummated, the Company will no longer have any operating assets related to its message communications business. It would retain substantially all of its existing liabilities, other than the cancelled debt. Management expects that most of the Company's existing employees will be hired by the buyer of the message communications business.

     Upon completion of the asset sale, the Company intends to change the focus of its business, with greater emphasis given to business services relying on advanced information communications technology. The Company is currently considering the purchase or de novo operation of several regional debt collection agencies. The Company's ability to acquire and operate any new business will likely be dependent, among other things, on the ability to raise additional capital. There can be no assurances that the Company will be able to raise such capital.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         Our net cash outflow since inception has been significant. We have been dependent upon interim financing from related parties to fund operations. Through June 30, 2001, we had received and used $7.9 million of interim debt financing from six related parties who are significant stockholders in the company. We have taken aggressive cost reduction measures intended to allow us to achieve profitability.

         Our expenses have exceeded net revenues since inception. During the second quarter of 2001, our net loss was $1.1 million. Since March 10, 1999, we have sustained cumulative losses of $16 million.


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

         We took major cost reduction actions during the first quarter of 2001. In February 2001, we terminated five employees and effectively closed our Virginia headquarters office in an effort to reduce overhead expenses. Additionally, our President and Chief Executive Officer resigned in March 2001, and there are no immediate plans to replace that individual. During April, two other employees either were terminated or resigned. As of July 31, we had 11 employees, compared to 20 employees at December 31, 2000.

         In May 2001, management announced that the Company had reached agreement to sell the assets of its message communications business to a related party in exchange for the cancellation of approximately $3 million of debt. The contemplated transaction, which is subject to various conditions including the availability of fairness opinions and shareholder approvals, is expected to be consummated during the third quarter of 2001.

         If the foregoing transaction is consummated, the Company will no longer have any operating assets related to its message communications business. It would retain substantially all of its existing liabilities, other than the cancelled debt. Management expects that most of the Company's existing employees will be hired by the buyer of the message communications business.

         Upon completion of the asset sale, the Company intends to change the focus of its business, with greater emphasis given to business services relying on advanced information communications technology. The Company is currently considering the purchase or de novo operation of several regional debt collection agencies. The Company's ability to acquire and operate any new business will likely be dependent, among other things, on the ability to raise additional capital. There can be no assurances that the Company will be able to raise such capital.

         To fund cash requirements during the second quarter of 2001, we issued additional notes to related parties in the aggregate face value of $0.5 million. Such notes will mature on December 31, 2001. We have delayed payment, and are in arrears, on a variety of ordinary course trade payables, equipment leases and severance compensation commitments in order to preserve limited cash resources. During the second quarter of 2001, we began negotiations with most of our trade creditors and various former employees to compromise the amount of the liability owed by the Company, including approximately $0.2 million of severance obligations.

         We are not confident, based on current projections and assumptions relating to our operations, including the contemplated sale of substantially all of the Company's existing assets to a related party, that our cash resources will be sufficient to fund operations and working capital requirements over the next 12 months.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30,  2000

         Gross revenues for the three months ended June 30, 2001 were $154,472 compared to $42,423 for the comparable 2000 period. The increase in revenue reflects an increase in transaction volume attributable to the Company's largest customer and the procurement of an additional customer.

         Cost of revenues for the three months ended June 30, 2001 was $269,637, compared to $238,389 for the comparable period in 2000. The increase in costs related to the increase in transaction volume.

         Gross loss for the three months ended June 30, 2001, was $115,165 compared to a gross loss of $195,966 for the comparable quarter in 2000. The decrease in gross loss during the second quarter of 2001 was largely the result of revenues which grew faster than costs. Nonetheless, the cost of staff and equipment necessary to operate our transaction services business exceeded revenue in both periods, because certain minimum costs for both staff and equipment are required to operate the system. Our operational capacity is underutilized.

         Selling, general and administrative expenses for the three months ended June 30, 2001, were $718,658 compared to $1,511,970 for the comparable period in 2000. The majority of these expenses were for employee compensation, marketing programs and professional fees. The decrease in expenses during 2001 is largely attributable to a reduction in the number of employees and related compensation, travel and marketing expenses.

         Interest expense increased to $206,000 for the three months ended June 30, 2001, from $47,163 during the comparable period in 2000. This increase was attributable to additional debt incurred over the past year to fund operations.

         During the quarter ended June 30, 2001, we recorded beneficial interest expense of $29,250 related to the difference between (i) the committed selling price of 532,000 shares of common stock to be sold to related parties and (ii) the market price of the stock on the day such commitments were made. The shares were offered to the related parties in connection with loans made by such parties during the second quarter of 2001 (see Note 4 to financial statements). During the second quarter of 2000, we had recorded beneficial interest expense of $2,985,000, which related to the sale of 1,500,000 shares of common stock.

         As a result of the foregoing, net losses for the three months ended June 30, 2001 and 2000 were $1.1 million and $4.7 million, respectively.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX THREE MONTHS ENDED JUNE 30, 2000

         Gross revenues for the six months ended June 30, 2001, were $277,933, compared to $71,964 for the comparable 2000 period. The increase in revenue reflects an increase in transaction volume attributable to the Company's largest customer and the procurement of additional customers.

         Cost of revenues for the six months ended June 30, 2001, was $540,025, compared to $457,219 for the comparable period in 2000. The increase in costs related to the increase in transaction volume.

         Gross loss for the six months ended June 30, 2001, was $262,092, compared to a gross loss of $385,255 for the comparable period in 2000. The decrease in gross loss during 2001 was largely the result of revenues which grew faster than costs. Nonetheless, the cost of staff and equipment necessary to operate our transaction services business exceeded revenue in both periods, because certain minimum costs for both staff and equipment are required to operate the system. Our operational capacity is underutilized.

         Selling, general and administrative expenses for the six months ended June 30, 2001, were $2,229,970, compared to $2,658,058 for the comparable period in 2000. The majority of these expenses were for employee compensation, marketing programs and professional fees. The decrease in expenses during 2001 is largely attributable to a reduction in the number of employees and related compensation, travel and marketing expenses.

         Interest expense increased to $390,000 for the six months ended June 30, 2001, from $59,767 during the comparable period in 2000. This increase was attributable to additional debt incurred over the past year to fund operations.

         During the six months ended June 30, 2001, we recorded beneficial interest expense of $158,920 related to the difference between (i) the committed selling price of 1,520,000 shares of common stock to be sold to related parties and (ii) the market price of the stock on the day such commitments were made. The shares were offered to the related parties in connection with $1.7 million of loans made by such parties during the first six months of 2001 (see Note 4 to financial statements). During the first six months of 2000, we had recorded beneficial interest expense of $2,985,000, which related to the sale of 1,500,000 shares of common stock.

         As a result of the foregoing, net losses for the six months ended June 30, 2001 and 2000 were $3.1 million and $6.1 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Our capital requirements have been and will continue to be significant, and our cash requirements have been exceeding cash flow from operations. At June 30, 2001, we had negative working capital of $9.6 million, largely attributable to $7.9 million in short-term indebtedness. Our cash balance at June 30, 2001 was $467. During the second quarter of 2001, we satisfied working capital requirements through limited cash flow generated from operations and the issuance of debt and equity securities to a related party. Net cash used in operating activities was $0.8 million for the quarter ended June 30, 2001, primarily as a result of significant operating losses.

         Net cash provided from investing activities was $10,000 in the quarter ended June 30, 2001, compared to a net use of $177,817 in the second quarter of 2000. The cash provided in the second quarter of 2001 arose from the sale of assets. Substantially all of the funds used in the second quarter of 2000 were for the purchase of property and equipment.

         Net cash provided by financing activities during the second quarter of 2001 was $0.7 million, which reflected proceeds of $0.5 million from issuance of debt instruments and the accrual of $0.2 million of interest on all outstanding debt. During the comparable quarter in 2000, we raised $1.9 million, substantially all of which arose from issuance of debt instruments.

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

                                     Part II
                                Other Information

Item 1.  Exhibits and Reports on Form 8-K.

              (a) Exhibits.

                  See Index to Exhibits attached hereto.

              (b) Reports on Form 8-K.

                  None.

Item 2.  Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Chicago, Illinois on the 13th day of August 2001.

                                          QORUS.COM, INC.



                                          By: /s/ Thomas C. Ratchford
                                             -----------------------------------
                                             Thomas C. Ratchford
                                             Chief Financial Officer

                                Index to Exhibits


Exhibit            Description of Exhibit
Number

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

10.34 Addendum to Notes dated April 17, 2001 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, filed by Qorus.com, Inc.)

10.35 Service Agreement, dated February 28, 2001, by and between Extend, Inc. and Aelix, Inc., a wholly owned subsidiary of Qorus.com, Inc. (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, filed by Qorus.com, Inc.)

10.36 Exclusive Sublease Listing Agreement by and between Charles E. Smith Real Estate Services L.P. and Qorus.com, Inc. with respect to leased property located at 11320 Random Hills Road, Fairfax, Virginia (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, filed by Qorus.com, Inc.)

10.37 Asset Purchase Agreement among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. dated May 29, 2001 (filed herewith)

10.38 Note Extension, Modification and Amendment Agreement dated as of May 31, 2001 among Qorus.com, Inc., Aelix, Inc., Thurston Interests, LLC, Apex Investment Fund III, L.P., Apex Strategic Partners, LLC, Thurston Communications Corporation and Customer Care & Technology Holdings, Inc. (filed herewith)

10.39 Demand Promissory Note, dated as of March 29, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $160,000 (filed herewith)

10.40 Demand Promissory Note, dated as of April 12, 2001, payable to Thurston Communications Corporation in the original principal amount of $80,000 (filed herewith)

10.41 Demand Promissory Note, dated as of April 30, 2001, payable to Thurston Communications Corporation by Aelix, Inc. the original principal amount of $170,000 (filed herewith)

10.42 Demand Promissory Note, dated as of May 11, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $25,000 (filed herewith)

10.43 Demand Promissory Note, dated as of May 15, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $75,000 (filed herewith)

10.44 Demand Promissory Note, dated as of May 31, 2001 payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $42,000 (filed herewith)

10.45 Demand Promissory Note, dated as of June 14, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $80,000 (filed herewith)

10.46 Demand Promissory Note, dated as of June 28, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $60,000 (filed herewith)

10.47 Demand Promissory Note, dated as of July 12, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $85,000 (filed herewith)