Form 10QSB
period 2001-09-30
QORUS COM INC
filed 2001-11-14
CIK 1095691

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
        EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2001

                                       OR


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________


                             COMMISSION FILE NUMBER
                                     0-27551

                                QORUS.COM, INC.
                 (Name of Small Business Issuer in its Charter)

                    FLORIDA                          65-0358792
         (State or other jurisdiction of          (I.R.S. employer
         incorporation or organization)           identification no.)


                   9255 Corbin Ave.
                    Northridge, CA                       91324
       (Address of principal executive offices)        (Zip Code)



                                 (818) 678-1000
                (Issuer's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]


     Number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2001: 19,007,407



           Transitional Small Business Disclosure Format (Check One):
                                Yes [ ] No [ X ]

                                Table of Contents


Part I   Financial Information


     Item 1.  Financial Statements                                        Page
                                                                          ----

              Balance Sheet (Unaudited), September 30, 2001 and
              December 31, 2000 (Audited)                                   3

              Statement of Operations (Unaudited)
              for the three months ended September 30, 2001 and 2000        4

              Statement of Operations (Unaudited)
              for the nine months ended September 30, 2001 and 2000         5

              Statement of Cash Flows (Unaudited)
              for the nine months ended September 30, 2001 and  2000        6

              Notes to Financial Statements (Unaudited)                     7

     Item 2.  Management's Discussion and Analysis or Plan of Operation     9



Part II   Other information

     Item 1.  Exhibits and Reports on Form 8-K.                            12

     Item 2.  Signatures                                                   12

QORUS.COM, INC.
CONDENSED BALANCE SHEET


                                                                             September 30,                December 31,
                                                                                 2001                          2000
                                                                             (Unaudited)                     (Audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                                    $       518                      $ 98,926
Accounts receivable, net of reserve of $33,705 at September 30, 2001             116,769                        21,766
Prepaid expenses and other current assets                                            320                       100,049
                                                                             -----------                     ---------
Total current assets                                                             117,607                       220,741
                                                                             -----------                     ---------

PROPERTY AND EQUIPMENT:
Furniture and fixtures                                                             6,540                        29,534
Office equipment                                                                 187,618                       186,468
Production equipment                                                             141,847                       140,847
Leasehold improvements                                                            23,647                        46,491
                                                                             -----------                     ---------
Total property and equipment                                                     359,652                       403,340
Less accumulated depreciation                                                   (218,216)                      (87,995)
                                                                             -----------                     ---------
Property and equipment, net                                                      141,436                       315,345
                                                                             -----------                     ---------

OTHER ASSETS:
Software licenses:
    Unrelated party, net of accumulated
      amortization of $85,264 at September 30, 2001                                                             22,672
Deposits                                                                          73,235                       141,165
                                                                             -----------                     ---------
Total other assets                                                                73,235                       163,837
                                                                             -----------                     ---------
TOTAL ASSETS                                                                 $   332,278                     $ 699,923
                                                                             ===========                     =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                                             $   526,855                     $ 502,372
Accrued expenses                                                                 173,440                        61,100
Notes payable                                                                                                   51,403
Accrued expenses due related parties                                             960,015                       277,346
Notes payable to related parties                                               8,471,499                     6,232,999
                                                                             -----------                     ---------
Total current liabilities                                                     10,131,809                     7,125,220
                                                                             -----------                     ---------
STOCKHOLDERS' DEFICIT;
Preferred stock, par value $.01; 5,000,000 shares
    authorized and no shares issued
Common stock, par value $.001; 50,000,000 shares
    authorized and 19,007,407 shares issued and
    outstanding (17,487,405 shares at December 31, 2000)                          19,007                        17,487
Additional paid-in capital                                                     9,854,553                     9,644,787
Accumulated deficit                                                          (19,670,341)                  (16,085,071)
Note receivable for common stock                                                  (2,750)                       (2,500)
                                                                             -----------                     ---------
Total stockholders' deficit                                                   (9,799,531)                   (6,425,297)
                                                                             -----------                     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $   332,278                     $ 699,923
                                                                             ===========                     =========

See accompanying notes to financial statements.

QORUS.COM, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30

                                                       2001            2000
                                                  ------------    -------------
                                                   (Unaudited)      (Unaudited)

REVENUES                                             $ 137,726         $ 56,136

COST OF REVENUES                                        63,828          288,329
                                                  ------------    -------------
GROSS PROFIT (LOSS)                                     73,898         (232,193)

OPERATING EXPENSES:
Selling, general and administrative                    556,113        1,938,145
                                                  ------------    -------------
LOSS FROM OPERATIONS                                  (482,215)      (2,170,338)

OTHER INCOME (EXPENSE):
Interest income                                                              85
Interest expense                                      (222,000)         (83,093)
Beneficial interest expense                            (37,280)      (2,188,800)
Forgiveness of accounts payables and accruals          219,300
                                                  ------------    -------------
Loss before income taxes                              (522,195)      (4,442,146)
Income taxes                                               800
                                                  ------------    -------------
NET LOSS                                            $( 522,995)    $ (4,442,146)
                                                  ============    =============
BASIC AND DILUTED LOSS PER SHARE                       $ (0.03)         $ (0.34)
                                                  ============    =============

Weighted average shares of
common stock outstanding                            18,860,014       12,854,407



See accompanying notes to financial statements.

QORUS.COM, INC.
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                                       2001            2000
                                                  ------------    -------------
                                                   (Unaudited)      (Unaudited)

REVENUES                                             $ 415,659        $ 128,100

COST OF REVENUES                                       603,853          745,548
                                                  ------------    -------------
GROSS LOSS                                            (188,194)        (617,448)

OPERATING EXPENSES:
Selling, general and administrative                  2,786,083        4,595,402
                                                  ------------    -------------
LOSS FROM OPERATIONS                                (2,974,277)      (5,212,850)

OTHER INCOME (EXPENSE):
Interest income                                                             983
Interest expense                                      (612,000)        (132,343)
Beneficial interest expense                           (196,200)      (5,185,830)
Forgiveness of accounts payables and accruals          219,300
Other income (expense), net                            (21,293)
                                                  ------------    -------------
Loss before income taxes                            (3,584,470)     (10,530,040)
Income taxes                                               800              800
                                                  ------------    -------------
NET LOSS                                           $(3,585,270)   $ (10,530,840)
                                                  ============    =============
BASIC AND DILUTED LOSS PER SHARE                       $ (0.20)         $ (0.86)
                                                  ============    =============

Weighted average shares of
common stock outstanding                            18,261,046       12,187,630



See accompanying notes to financial statements.

QORUS.COM, INC.
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS  ENDED SEPTEMBER 30

                                                                                   2001                    2000
                                                                              ---------------        ---------------
                                                                                (Unaudited)             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                         $ (3,585,270)         $ (10,530,840)
Adjustments to reconcile net loss to net cash
   Used by operating activities:
   Depreciation                                                                       139,217                 43,046
   Amortization                                                                        22,674                118,170
   Loss on sale of property/Impairment                                                 26,839                    712
   Beneficial interest expense                                                        196,200              5,185,830
   Income from forgiveness of accounts payable and accruals                          (219,300)
Changes in operating assets & liabilities:
   Accounts receivable                                                                (95,003)                16,751
   Prepaid expenses and other assets                                                   99,729                126,743
   Accrued expenses/accounts payable                                                  377,776                 68,175
                                                                              ---------------        ----------------
          Net cash used by operating activities                                    (3,037,138)            (4,971,413)
                                                                              ---------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                    (2,150)              (187,237)
 Sale of property                                                                      10,000                  5,102
 Deposits                                                                              67,930               (110,851)
                                                                              ---------------        ---------------
          Net cash provided (used) by investing activities                             75,780               (292,986)
                                                                              ---------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Notes payable borrowings                                                           2,307,500              4,732,998
 Repayments of borrowings                                                             (69,000)
Accrued interest--related party                                                       612,000
Proceeds from issuance of common stock, net                                            12,450                 15,000
                                                                              ---------------        ---------------
Net cash provided by financing activities                                           2,862,950              4,747,998
                                                                              ---------------        ---------------

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS                                       (98,408)              (516,401)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                              98,926                884,503
                                                                              ---------------        ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $       518              $ 368,102
                                                                              ===============        ===============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (UNAUDITED):
Cash paid during the nine months ended September 30 for:

                                                2001          2000
  Interest                                   $ 4,077        $   21
  Income taxes                               $   800        $  800


See accompanying notes to financial statements.

QORUS.COM, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


1.   BASIS OF PRESENTATION

          The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-QSB and Article 10 of the Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Qorus.com, Inc. (the "Company") Form 10-KSB for the year ended December 31, 2000 for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

          The information furnished reflects all adjustments (all of which were of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for either the three months or nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Significant Customers - Two customers accounted for substantially all revenues during the third quarter and substantially all of the accounts receivable at September 30, 2001.

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


3.   NOTES PAYABLE TO RELATED PARTY

          The Company had issued notes payable of $8.5 million at September 30, 2001. All such notes are payable to related parties. $8.4 million of such notes are secured by liens on all of the assets of the Company and bear interest at 10% to 12%. Certain of such notes, in an aggregate amount of $5.2 million, automatically convert into the same securities received by any new investor(s) if the Company or one of its subsidiaries completes new financing of at least $5 million. In connection with $8.4 million in secured notes, the Board of Directors authorized the issuance of 8.3 million shares of its common stock for $.01 per share as additional consideration for the loans.

          At September 30, 2001, the Company has an unsecured note payable of $0.1 million, which is due to a related party, accrues interest at 15% per annum and is due on demand. In addition, the Company has committed to sell 20,000 shares of common stock at par value to the unsecured noteholder.


4.   BENEFICIAL INTEREST EXPENSE

          In connection with $0.6 million of notes issued to related parties during the third quarter of 2001, the Board of Directors authorized the issuance of 635,500 shares of its common stock for $.01 per share as additional consideration for the financing. During the quarter ended September 30, 2001, the Company recorded beneficial interest expense of $37,280. The amount of the beneficial interest expense was calculated on the basis of the difference, on the date the lender became entitled to purchase such shares, between (i) the closing market price and (ii) the price at which the lender was entitled to buy the shares.

5.   INCOME TAXES

          The Company has generated substantial tax loss carry-forwards that created a significant deferred tax asset at September 30, 2001. The Company has not assigned any value to such asset due to the uncertainty of realization of the value. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

          At  September   30,  2001,   the  Company  had  net   operating   loss
     carry-forwards for Federal tax purposes of approximately $13 million, which are available to offset future taxable income, if any, through 2020.


6.   MANAGEMENT PLANS

          During the quarter ended September 30, 2001, the Company received loans from related parties totaling $0.6 million. Such loans were made periodically by the related party in order for the Company to meet payroll and other expenses during the quarter. At no time during the quarter was there any obligation on the part of the related party to make the cash loans or is there any obligation for the related party to do so in the future.

          At September 30, 2001, the Company had negligible cash resources. Management projects that available cash resources will be insufficient to meet its cash flow requirements through the next twelve months. Accordingly, management has developed alternate plans that include, but are not limited to, sale of assets, raising additional debt and/or equity financing and identifying companies with complementary services for merger or acquisition.

          In May 2001, management announced that the Company had reached agreement to sell the assets of its message communications business to a related party in exchange for the cancellation of approximately $3 million of debt ($3.7 million as of September 30, 2001). The contemplated transaction, which is subject to various conditions including the availability of fairness opinions and shareholder approvals, is expected to be consummated during the fourth quarter of 2001.

          If the foregoing transaction is consummated, the Company will no longer have any operating assets related to its message communications business. It would retain substantially all of its existing liabilities, other than the cancelled debt. Management expects that most of the Company's existing employees will be hired by the buyer of the message communications business.

          Upon completion of the asset sale, the Company intends to change the focus of its business, with greater emphasis given to business services relying on advanced information communications technology. The Company is currently considering the purchase of several regional debt collection agencies. The Company's ability to acquire and operate any new business will likely be dependent, among other things, on the ability to raise additional capital. There can be no assurances that the Company will be able to raise such capital.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

     We provide intelligent message communications services to enterprises, particularly in the travel and hospitality sectors. Our services enable users to improve their customer relationships and their supply and demand chain management while reducing expenses. To date, we have not generated any significant revenues. We will require substantial additional financing to execute our business plan. Additionally, we have received a "going concern" opinion from our accountants.

     Our net cash outflow since inception has been significant. We have been dependent upon interim financing from related parties to fund operations. Through September 30, 2001, we had received and used $8.5 million of interim debt financing from six related parties who, in the aggregate, are significant stockholders in the Company. We have taken aggressive cost reduction measures intended to allow us to achieve profitability.

     Our expenses have exceeded net revenues since inception. During the third quarter of 2001, our net loss was $0.5 million. Since March 10, 1999, we have sustained cumulative losses of $16.5 million.


PLAN OF OPERATION FOR THE NEXT 12 MONTHS

     Our capital requirements have been significant, and our cash requirements have exceeded cash flow from operations since inception. As a result, we have been substantially dependent on the proceeds from private placements of debt and equity securities to satisfy working capital requirements. We will be dependent upon the proceeds of future private placement offerings to satisfy future working capital requirements and to continue implementing our strategy.

     We took major cost reduction actions during the first quarter of 2001. In February 2001, we terminated five employees and effectively closed our Virginia headquarters office in an effort to reduce overhead expenses. As of October 31, 2001, we had 11 employees, compared to 20 employees at December 31, 2000.

     In May 2001, management announced that the Company had reached agreement to sell the assets of its message communications business to a related party in exchange for the cancellation of approximately $3 million of debt ($3.7 million at September 30, 2001). The contemplated transaction, which is subject to various conditions including the availability of fairness opinions and shareholder approvals, is expected to be consummated during the fourth quarter of 2001.

     If the foregoing transaction is consummated, the Company will no longer have any operating assets related to its message communications business. It would retain substantially all of its existing liabilities, other than the cancelled debt. Management expects that most of the Company's existing employees will be hired by the buyer of the message communications business.

       Upon completion of the asset sale, the Company intends to change the focus of its business, with greater emphasis given to business services relying on advanced information communications technology. The Company is currently considering the purchase of several regional debt collection agencies. The Company's ability to acquire and operate any new business will likely be dependent, among other things, on the ability to raise additional capital. There can be no assurances that the Company will be able to raise such capital.

     To fund cash requirements during the third quarter of 2001, we issued additional notes to related parties in the aggregate face value of $0.6 million. Such notes will mature on December 31, 2001. During the third quarter of 2001, we concluded negotiations with many of our trade creditors and various former employees to compromise the amount of the liability owed by the Company. As a result, we were able to discharge approximately $0.3 million of payables for $0.1 million in cash payments. A gain of $0.2 million resulting from this compromise of debts was recorded during the quarter ended September 30, 2001.

     We are not confident, based on current projections and assumptions relating to our operations, including the contemplated sale of substantially all of the Company's existing assets to a related party, that our cash resources will be sufficient to fund operations and working capital requirements over the next 12 months.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Gross revenues for the three months ended September 30, 2001 were $137,726 compared to $56,136 for the comparable 2000 period. The increase in revenue reflected an increase in transaction volume attributable to the Company's largest customer and the procurement of an additional customer.

     Cost of revenues for the three months ended September 30, 2001 was $63,828, compared to $288,329 for the comparable period in 2000. The decrease in costs resulted principally from the deferral of $151,777 of equipment lease expenses recorded in prior periods. The equipment lease payments had been in arrears, and the lessor restructured the lease, which allowed us to reverse and defer the lease obligations in arrears at the time of the restructuring. Additionally, the cost reduction actions taken by the company earlier in the year (see "Plan of Operations for the Next 12 Months," above) resulted in a lower cost of revenue.

     A gross profit of $73,898 was achieved during the three months ended September 30, 2001, compared to a gross loss of $232,193 for the comparable quarter in 2000. As noted above, this was the result of greater revenue, cost reduction initiatives taken earlier in 2001 and the reversal of lease expenses recorded in prior periods.

     Selling, general and administrative expenses for the three months ended September 30, 2001 were $556,113 compared to $1,938,145 for the comparable period in 2000. The majority of these expenses were for employee compensation, marketing programs and professional fees. The decrease in expenses during 2001 is largely attributable to a reduction in the number of employees and related compensation, travel and marketing expenses.

     Interest expense increased to $222,000 for the three months ended September 30, 2001 from $83,093 during the comparable period in 2000. This increase was attributable to additional debt incurred over the past year to fund operations.

     During the quarter ended September 30, 2001, we recorded beneficial interest expense of $37,280 related to the difference between (i) the committed selling price of 635,500 shares of common stock to be sold to related parties and (ii) the market price of the stock on the day such commitments were made. The shares were offered to the related parties in connection with loans made by such parties during the third quarter of 2001 (see Note 4 to financial statements). During the third quarter of 2000, we had recorded beneficial interest expense of $2,188,800, which related to the sale of 3,232,998 shares of common stock.

     As a result of the foregoing, net losses for the three months ended September 30, 2001 and 2000 were $0.5 million and $4.4 million, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Gross revenues for the nine months ended September 30, 2001 were $415,659 compared to $128,100 for the comparable 2000 period. The increase in revenue reflected an increase in transaction volume attributable to the Company's largest customer and the procurement of additional customers.

     Cost of revenues for the nine months ended September 30, 2001 was $603,853 compared to $745,548 for the comparable period in 2000. The decrease in costs resulted principally from the deferral of $151,777 of equipment lease expenses recorded in prior periods. The equipment lease payments had been in arrears, and the lessor restructured the lease, which allowed us to reverse and defer the lease obligations in arrears at the time of the restructuring. Additionally, the cost reduction actions taken by the company earlier in the year (see "Plan of Operations for the Next 12 Months," above) resulted in a lower cost of revenue.

     Gross loss for the nine months ended September 30, 2001 was $188,194, compared to a gross loss of $617,448 for the comparable period in 2000. The decrease in gross loss during 2001 was largely the result of revenues which grew faster than costs, and the absence of certain lease expenses during 2001 (see discussion of cost of revenue above). Nonetheless, the cost of staff and equipment necessary to operate our transaction services business exceeded revenue in both periods, because certain minimum costs for both staff and equipment are required to operate the system. Our operational capacity is underutilized.

     Selling, general and administrative expenses for the nine months ended September 30, 2001 were $2,786,083, compared to $4,595,402 for the comparable period in 2000. The majority of these expenses were for employee compensation, marketing programs and professional fees. The decrease in expenses during 2001 is largely attributable to a reduction in the number of employees and related compensation, travel and marketing expenses.

     Interest expense increased to $612,000 for the nine months ended September 30, 2001 from $132,343 during the comparable period in 2000. This increase was attributable to additional debt incurred over the past year to fund operations.

     During the nine months ended September 30, 2001, we recorded beneficial interest expense of $196,200 related to the difference between (i) the committed selling price of 2,155,500 shares of common stock to be sold to related parties and (ii) the market price of the stock on the day such commitments were made. The shares were offered to the related parties in connection with $2.3 million of loans made by such parties during the first nine months of 2001 (see Note 4 to financial statements). During the first nine months of 2000, we had recorded beneficial interest expense of $5,185,830, which related to the sale of 4,732,998 shares of common stock.

     As a result of the foregoing, net losses for the nine months ended September 30, 2001 and 2000 were $3.6 million and $10.5 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Our capital requirements have been and will continue to be significant, and our cash requirements have been exceeding cash flow from operations. At September 30, 2001, we had negative working capital of $10.0 million, largely attributable to $8.5 million in short-term indebtedness. Our cash balance at September 30, 2001 was $518. During the nine months ended September 30, 2001, we satisfied working capital requirements through limited cash flow generated from operations and the issuance of debt and equity securities to a related party. Net cash used in operating activities was $3.0 million during the nine months ended September 30, 2001, primarily as a result of significant operating losses.

     Net cash provided by financing activities during the nine months ended September 30, 2001 was $2.9 million, which reflected $2.3 million from issuance of debt instruments and the accrual of $0.6 million of interest on all outstanding debt.

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

                                     Part II
                                Other Information

Item 1.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

                   See Index to Exhibits attached hereto.

(b)      Reports on Form 8-K

                  None.

Item 2.  Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Chicago, Illinois on the 14th day of November, 2001.

                                     QORUS.COM, INC.



                                     By:  /s/ Thomas C. Ratchford
                                        ----------------------------------------
                                              Thomas C. Ratchford
                                              Chief Financial Officer

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

10.37 Asset Purchase Agreement among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. dated May 29, 2001 (filed herewith)

10.38 Note Extension, Modification and Amendment Agreement dated as of May 31, 2001 among Qorus.com, Inc., Aelix, Inc., Thurston Interests, LLC, Apex Investment Fund III, L.P., Apex Strategic Partners, LLC, Thurston Communications Corporation and Customer Care & Technology Holdings, Inc. (filed herewith)

10.39 Demand Promissory Note, dated as of March 29, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $160,000 (filed herewith)

10.40 Demand Promissory Note, dated as of April 12, 2001, payable to Thurston Communications Corporation in the original principal amount of $80,000 (filed herewith)

10.41 Demand Promissory Note, dated as of April 30, 2001, payable to Thurston Communications Corporation by Aelix, Inc. the original principal amount of $170,000 (filed herewith)

10.42 Demand Promissory Note, dated as of May 11, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $25,000 (filed herewith)

10.43 Demand Promissory Note, dated as of May 15, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $75,000 (filed herewith)

10.44 Demand Promissory Note, dated as of May 31, 2001 payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $42,000 (filed herewith)

10.45 Demand Promissory Note, dated as of June 14, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $80,000 (filed herewith)

10.46 Demand Promissory Note, dated as of June 28, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $60,000 (filed herewith)

10.47 Demand Promissory Note, dated as of July 12, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $85,000 (filed herewith)

10.48 Demand Promissory Note, dated as of July 31, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $83,500 (filed herewith)

10.49 Demand Promissory Note, dated as of August 14, 2001 payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $178,000 (filed herewith)

10.50 Demand Promissory Note, dated as of August 30, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $102,500 (filed herewith)

10.51 Demand Promissory Note, dated as of September 13, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $96,000 (filed herewith)

10.52 Demand Promissory Note, dated as of September 28, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $90,500 (filed herewith)

10.53 Demand Promissory Note, dated as of October 1, 2001 payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $160,000 (filed herewith)

10.54 Demand Promissory Note, dated as of October 12, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $102,000 (filed herewith)

10.55 Demand Promissory Note, dated as of October 16, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $10,000 (filed herewith)

10.56 First Amendment to Asset Purchase Agreement, dated October 17, 2001, among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. (filed herewith)

10.57 Demand Promissory Note, dated as of October 30, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $72,000 (filed herewith)

10.58 Demand Promissory Note, dated as of November 5, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $10,000 (filed herewith)