Form 10KSB
period 2001-12-31
QORUS COM INC
filed 2002-05-08
CIK 1095691

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO


                             COMMISSION FILE NUMBER
                                     0-27551

                                 QORUS.COM, INC.
                 (Name of Small Business Issuer in its Charter)


                FLORIDA                                        65-0358792
    (State or other jurisdiction of                         (I.R.S. employer
     incorporation or organization)                        identification no.)


         190 South LaSalle Street
             Suite 1710                                          90045
          Chicago, IL 60603                                   (Zip Code)
(Address of principal executive offices)

                                (312) 419-0077
                (Issuer's telephone number, including area code)

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

     Issuer's revenues for its most recent fiscal year:  $497,477

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock as reported on April 30, 2002 by the National Quotation Bureau Pink Sheets) was approximately $54,000.

     As of April 30, 2002, 15,972,405 shares of the registrant's Common Stock were outstanding.

           Transitional Small Business Disclosure Format (Check One):
                                YES [ ] NO [X]


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

Summary

     Prior to November 2001, Qorus.com, Inc., a Florida corporation ("Qorus" or the "Company"), provided intelligent message communications services to enterprises in the travel and hospitality sectors. Our services enabled users to improve their customer relationships and their supply and demand chain management while reducing expenses. In November 2001, we sold substantially all of our assets to another entity. As a result, we no longer have any meaningful business assets, operations or sources of revenue. We are pursuing the acquisition of business service entities, particularly in the credit and collection sector.

     To date, we have not generated any significant revenues. We will require substantial additional financing to execute our business plan. Additionally, we have received a "going concern" opinion from our accountants.

Our Parents and Affiliates

     We are controlled by Patrick J. Haynes, III and his affiliates, including Thurston Group, Inc., a privately owned merchant banking firm located in Chicago, Illinois. Mr. Haynes, directly and indirectly through his various affiliates and investment limited partnerships, beneficially owns approximately 58% of our common stock.

     Mr. Haynes serves as Chairman of the Board of the Company. Our board has granted Mr. Haynes broad authority to manage our day-to-day affairs, and Mr. Haynes actively participates in our management. Mr. Haynes does not, however, have an employment contract with us and does not receive any cash compensation for providing his services.

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

     On or about October 5, 1999, Qorus Delaware was merged with and into Qorus (the former "Golf Ball World, Inc.").

Sale of Assets in 2001

     In November 2001, we sold substantially all of our and our subsidiaries' assets, including our intelligent message communications service business, to Avery Communications, Inc. We did not receive any cash in connection with the sale. Instead, Avery returned to us $4,064,500 of notes payable owed to Avery and agreed to assume certain of Qorus' liabilities. Additionally, Avery agreed to pay us five percent of the net after-tax income, if any, generated by the acquired intelligent message communications service business for a period of five years following the closing date.

     This transaction was approved by a majority of our shareholders pursuant to a written consent. An information statements describing the transaction was distributed to stockholders on October 30, 2001.

     In March 2002, we agreed to cancel Avery's commitment to pay us five percent of the net after-tax income, if any, generated by the acquired intelligent message communications service business for a period of five years following the closing date, in exchange for Avery's cash payment of $100,000, return of 3,010,000 shares of common stock and cancellation of unexercised options under which Avery had a right to purchase up to 1,066,500 shares of our common stock at a price of $0.01 each.

Employees

     As of April 30, 2002, we had two executive officers and no other employees. Mr. Haynes, our Chairman and Chief Executive Officer, has never received any compensation from the company. Mr. Ratchford, our Chief Financial Officer, has not received any compensation from us since November 2001.

Risk Factors

We may need substantial additional financing to continue as a going concern. We have no present commitments to obtain long-term financing.

     Upon completion of the sale of our assets in 2001, we had no assets or source of revenue. If we are successful in developing or buying a new business, we may need additional financing. We do not have any future funding commitments from any party. We have retained the Thurston Group to assist us in locating and securing permanent financing. Our failure to obtain substantial additional financing would materially adversely affect our ability to implement our business plan and to develop our services and products.

A significant percentage of our outstanding common stock is controlled by insiders. Therefore, current management can continue to govern the company and may deter a change in control which could be beneficial to other stockholders.

     In the aggregate, our executive officers and directors, and their affiliates, beneficially own approximately 59% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control most matters submitted to stockholders of Qorus for approval, including the election and removal of directors and the control of management. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Qorus, impeding a merger, consolidation, takeover or other business combination involving Qorus or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could have a material adverse effect on our market value.

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

     The OTC Bulletin Board is separate and distinct from The Nasdaq Stock Market. Although the OTCBB is a regulated quotation service operated by The Nasdaq Stock Market that displays real-time quotes, last sale prices, and volume information in over-the-counter equity securities like our common stock, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be traded on the OTCBB. Our common stock does not presently meet the minimum listing standards for listing on The Nasdaq Stock Market or any national securities exchange.

ITEM 2.           DESCRIPTION OF PROPERTIES.

     Our executive offices are located at 135 South LaSalle Street, Suite 1710, Chicago, Illinois. The Company shares office space with Thurston Group, but the latter has not charged us for any rent or other occupancy expenses. We are attempting to sublet our former 4,643 square feet executive office in Fairfax, Virginia. This space is leased from a non-affiliated party under a lease which expires on May 31, 2005. The required monthly rental payment under the lease is $10,550. The rental payments on such space have been in arrears since February 2001.

ITEM 3.  LEGAL PROCEEDINGS.

     None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2001.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is traded in the over-the-counter market, and quotations may be found in the "pink sheets" published by Pink Sheets LLC. The Common Stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility. On December 1, 1999, our common stock became ineligible for trading on the OTC Bulletin Board because of our failure to comply with the NASD's eligibility rule. Since becoming ineligible for trading, the price and trading volume of the Common Stock have fallen materially. Prior to May 17, 1999, our shares of Common Stock were traded under the symbol "GBLL". The reported high and low bid prices for the common stock as reported by Pink Sheets LLC are shown below for each quarter in the previous two fiscal years. The quotations reflect inter-dealer prices and do not include retail mark-ups, markdowns or commissions. The prices do not necessarily reflect actual transactions.

                                                            High        Low
                                                          ---------- -----------
             2001
                First Quarter                              $0.20       $0.13
                Second Quarter                             $0.13       $0.05
                Third Quarter (first available, August 5)  $0.07       $0.06
                Fourth Quarter                             $0.07       $0.01


             2000
                First Quarter                              $3.38       $0.75
                Second Quarter                             $5.13       $2.00
                Third Quarter                              $3.13       $0.69
                Fourth Quarter                             $0.88       $0.19




     The approximate number of holders of record of Common Stock on April 30, 2002 was 148.

     We have neither paid nor declared cash distributions or dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all earnings, if and when generated, to finance the development and expansion of our operations. The declaration of cash dividends in the future will be determined by the board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

Recent Sales and Purchases of Unregistered Securities

     At various times between January 1, 2001 and December 31, 2001, Qorus issued an aggregate of 1,520,000 shares of its common stock to Thurston
Interests, L.L.C., Customer Care & Technology Holdings, Inc. and Thurston Communications Corporation for a purchase price of $.01 per share. Additionally, we gave such parties the right to purchase an additional 1,066,500 shares of common stock for a purchase price of $0.01 per share. The shares and purchase rights were issued in connection with $2,738,500 in cash advances from such parties during the same period. Each of the investors represented and warranted that it was an "accredited investor" and was acquiring the shares for investment and not with a view to distributing such shares. A legend to such effect was placed on the certificates representing such shares, and appropriate "stop transfer" instructions were given to our transfer agent. The issuance was made without registration under the Securities Act in reliance upon the exemption from registration afforded by Section 4(2) under the Securities Act.

     In December 2001, we purchased 25,000 shares of common stock for the treasury. The shares were purchased from an unrelated party at a price of $0.01 per share.

     At various times between May 19, 1999, and December 31, 2001, Qorus granted options to purchase an aggregate of 1.8 million shares of Qorus' common stock to Qorus' directors, officers and employees pursuant to Qorus' 1999 stock option plan. In addition, Qorus also granted options to purchase an aggregate of 1.9 million shares of Qorus' common stock to Qorus' employees and other parties pursuant to individual option agreements. Such options were granted in reliance upon the exemption provided in Rule 701 under the Securities Act.

     In connection with our sale of assets to Avery in November 2001, Avery agreed to pay to us an amount equal to five percent (5%) of the net after-tax income, if any, generated by the acquired intelligent message communications service business for a period of five years following the closing date. Pursuant to an agreement among the parties entered into in March 2002, we agreed to eliminate this royalty obligation in exchange for a cash payment in the amount of $100,000, the return of all common shares of Qorus held by Avery or its subsidiaries and the cancellation of all unexercised options to purchase common shares of Qorus held by Avery or its subsidiaries.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

     The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of Qorus, including plans and objectives related to the consummation of acquisitions and future private and public issuances of Qorus' equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Qorus. Although Qorus believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Qorus or any other person that the objectives and plans of Qorus will be achieved.

Overview and Line Item Explanations

     We record as revenue the service fee charged to customers as services are rendered. Our revenue in 2001 was $0.5 million. All of our revenue through December 31, 2001 came from three customers.

     Our largest former customer acted in the capacity of a distributor of our services. In connection with that customer, we entered into a commission agreement with NetDox in September 1999 to compensate NetDox for its efforts in securing this party as a distributor. Under the agreement, NetDox was entitled to a commission in the amount of 20% of all gross revenues (excluding development fees or other non-recurring revenues) received by us as a result of efforts of this customer/distributor. In December 2000, we reached an agreement with NetDox under which NetDox released us from all past, present and future obligations to pay any commissions for any business generated by the distributor. In consideration for the release, we conveyed to NetDox our ownership interest in convertible preferred stock and warrants of Tornado Development, Inc., a software developer. In the absence of such an agreement, we would have owed NetDox $36,000 in commissions at the end of 2000.

     Our expenses have exceeded net revenues since inception. For the period from March 10, 1999 to December 31, 2001, Qorus sustained cumulative net losses totaling $15 million.

RESULTS OF OPERATIONS

     Selected financial data with respect to the year ended December 31, 2001 are set forth below.

                                                                Qorus.com, Inc.
                                                              ------------------
                                                               December 31, 2001
                        BALANCE SHEET DATA                            $000

          Cash and cash equivalents                                 $     2
          Total assets                                                  128
          Notes payable to related parties                            4,773
          Total liabilities                                           5,875
          Accumulated deficit                                       (15,629)
          Total stockholders' equity (deficit)                      ( 5,748)



                                                                Qorus.com, Inc.
                                                              ------------------
                                                               December 31, 2001
                   STATEMENT OF OPERATIONS DATA                       $000

          Revenues                                                 $   497
          Total costs and expenses                                   3,227
          Loss from operations                                       2,729

          Other income, net                                          3,187
          Net income                                                   455
          Basic earnings per share                                    0.02

          Shares used in  computing  basic  earnings  per          18,448,210
          share


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Gross revenues for the year ended December 31, 2001 was $497,477, compared to $198,578 in 2000. The increase in revenue reflected an increase in transaction volume attributable to the Company's largest customer and the procurement of additional customers.

     Cost of revenues for the year ended December 31, 2001 was $623,486, compared to $1,062,614 in 2000. The 41% decrease in costs resulted principally from cost reductions taken by the company in the first quarter of 2001, the deferral of approximately $151,777 of equipment lease expenses in 2001 due to a restructuring of the lease and the sale of our business in November 2001.

     The gross loss for the year ended December 31, 2001 was $126,009, compared to a gross loss of $864,036 in 2000. The decrease in gross loss during 2001 was largely the result of revenues which grew faster than costs and the cost reduction or deferrals mentioned above. Nonetheless, the cost of staff and equipment necessary to operate our transaction services business exceeded revenue in both periods, because certain minimum costs for both staff and equipment are required to operate the system. Our operational capacity is underutilized.

     Selling, general and administrative expenses for the year ended December 31, 2001 were $2,900,290, compared to $5,875,265 in 2000. The majority of these expenses in both periods were for employee compensation, marketing expenses and professional fees. The decrease in expenses during 2001 is largely attributable to a reduction in the number of employees and related compensation, travel and marketing expenses, and the sale of our business in November 2001. We took major cost reduction actions during the first quarter of 2001 by terminating all of the employees in our former Fairfax, Virginia headquarters office.

     In 2001, we were able to settle certain trade liabilities to suppliers and severance obligations to former employees at a $297,039 discount to face value. The negotiated discounts were recorded as a reduction in operating expenses in 2001.

     In 2000, we recorded a loss of $482,924 relating to the value of consideration paid to NetDox in exchange for the release of commission obligations (see Overview and Line Item Explanations). The loss was recorded as an operating expenses in 2000.

     In connection with the sale of our assets in November 2001, we recognized income of $4,201,590, which was the excess of the consideration paid by the buyer (in the form of debt forgiveness) over the book value of the net assets conveyed.

     Interest expense in 2001 increased to $787,453, compared to $298,315 in 2000. The increase was attributable to additional debt incurred during 2001 to fund operations.

     During the year ended December 31, 2001, we recorded additional interest expense of $206,544, related to the difference between (i) the committed selling price of 2,586,500 shares of common stock to be sold to related parties and (ii) the market price of the stock on the day such commitments were made. The shares were offered to the related parties in connection with $2.7 million of loans made by such parties during 2001 (see Note 3 to financial statements). During 2000, we recorded comparable interest expense of $5,421,540 which related to the sale of 6,132,998 shares of common stock.

     As a result of the foregoing, we earned $455,986 in 2001, compared to a net loss of $12,942,559 in 2000.

GOING CONCERN

     We have generated minimal revenues and incurred substantial losses from operations since our inception. As a result, our independent auditors included an explanatory paragraph in their report for the years ended December 31, 2000 and December 31, 2001, which indicated a substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, we had negative working capital of $5.9 million, largely attributable to $4.8 million in short-term indebtedness to related parties. During 2001, we satisfied working capital requirements through limited cash flow generated from operations and the issuance of debt and equity and debt securities to related parites. Net cash used in operating activities was $3.5 million for the year ended December 31, 2001, primarily as a result of significant operating losses.

     Net cash provided by investing activities was $7,850 during the year ended December 31, 2001, substantially all of which was attributed to the sale of property. Net cash provided by financing activities was $3.4 million, which included net proceeds of $2.6 million from isssuance of common stock and debt instruments.

     We are in default under a property lease in Fairfax, Virginia. The facility had been used as the headquarters for our business before we closed the office in February 2001. Monthly rental for the office space is approximately $10,550, and the lease expires on May 31, 2005. We are endeavoring to sublease the office space. The rental payments have been in arrears since February 2001.

     Future minimum payments under the leases are as follows:

                          CALENDAR YEAR ENDED         $000
                          -------------------
                                  2002                $160
                                  2003                 135
                                  2004                 139
                                  2005                  59

                                 Total                $493


     We had $1,826 of cash and cash equivalents as of December 31, 2001.

IMPACT OF ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting and purchased goodwill is no longer amortized over its useful life. Instead, goodwill will be subject to a periodic impairment test based upon its value. We do not expect any effect on our financial position or results of operations from the adoption of this statement.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. We do not expect any effect on our financial position or results of operations from the adoption of this statement.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. We do not expect any effect on our financial position or results of operations from the adoption of this statement.

ITEM 7.  FINANCIAL STATEMENTS.

     The following financial statements required by this item are filed herewith:

                                                                Page

Page Report of Independent Auditors
  dated April 11, 2002

Consolidated Balance Sheet as of
  December 31, 2001

Consolidated  Statements of Operations
  for the years ended December 31, 2001 and
  2000


Consolidated Statements of Stockholders'
  Equity for the years ended December 31,
  2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000

Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                     ART III

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

              Name          Age                 Position             Held Since
  ------------------------ ----- ----------------------------------- ----------

  Patrick J. Haynes, III     52  Senior Chairman and Chairman of the    1999
                                 Executive Committee
  Robert T. Isham, Jr.       49  Director                               1999
  Thomas C. Ratchford        53  Chief Financial Officer                2000




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

     Thomas C. Ratchford, Chief Financial Officer, joined Qorus in October 2000. Prior to joining Qorus, Mr. Ratchford was the Director of Finance for the Highway Safety division of Avery Dennison Corporation from 1999 to 2000. From 1993 to 1999, Mr. Ratchford was the Chief Financial Officer of Stimsonite Corporation, a publicly held manufacturer of highway safety products, which was purchased by Avery Dennison Corporation in 1999. Mr. Ratchford currently serves as Chief Financial Officer of Avery Communications, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Qorus' directors, executive officers and persons who own more than 10% of the outstanding common stock of Qorus file initial reports of ownership and reports of changes in ownership in such common stock with the Securities and Exchange Commission (the "SEC"). Officers, directors and stockholders who own more than 10% of the outstanding common stock of Qorus are required by the SEC to furnish Qorus with copies of all Section 16(a) reports they file. To the knowledge of Qorus, based solely on the review of the copies of such reports furnished to Qorus and written representations that no other reports were required during the year ended December 31, 2001, all officers, directors, and 10% stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 10.          EXECUTIVE COMPENSATION.

     SUMMARY COMPENSATION TABLE
                                                       LONG TERM
                                                      COMPENSATION
                                         ANNUAL        SECURITIES
    NAME AND PRINCIPAL                COMPENSATION     UNDERLYING     ALL OTHER
         POSITION           YEAR         SALARY         OPTIONS     COMPENSATION
--------------------------------------------------------------------------------
James W. Blaisdell (1)
                             2001       $ 57,292         None          ---

Chief Executive Officer      2000       $240,371
                                                        678,500
--------------------------------------------------------------------------------

Wesley N. Waite, Sr. (2)
                             2001       $149,479         None          ---

Chief Operating Officer      2000       $162,855
                                                        257,000
--------------------------------------------------------------------------------

Thomas C. Ratchford (3)
                             2001       $122,500         None          ---

Chief Financial Officer      2000       $35,000
                                                         None
------------------

(1)  Mr. Blaisell resigned effective March 15, 2001

(2) Mr. Waite ceased to be an employee on November 20, 2001, when the assets of the Company were sold.

(3)  Mr.  Ratchford   became  Chief  Financial   Officer  in  October  2000.  We
     discontinued payment to Mr. Ratchford when our assets were sold on November 20, 2001.

Options/SARs granted during the last fiscal year

         None

Executive Employment Agreements

         None

       ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     We have set forth in the following table certain information regarding our common stock beneficially owned on April 30, 2002 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock,
(ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At April 30, 2002, 15,972,405 shares of our common stock were outstanding.

          Patrick J. Haynes, III
          190 South LaSalle Street, Suite 1710      9,343,317 (1)        58.1%
          Chicago, IL 60603
          Thurston Interests LLC
          190 South LaSalle Street, Suite 1710      9,243,317 (2)        57.9%
          Chicago, IL 60603




          Thomson Kernaghan & Co., Ltd.             1,320,000 (3)         8.3%
          120 Adelaide Street West-Suite 1600
          Toronto, Ontario M5H 1T1

          Robert T. Isham, Jr.                       868,845 (4)          5.4%
          190 South LaSalle Street, Suite 1710
          Chicago, IL 60603



          All Executive Officers and Directors      9,476,190 (5)        58.6%
          as a group



          (1) Includes 8,488,712 shares held of record by Thurston Interests, LLC, 18,633 shares held of record by Haynes Interests, LLC, 89,682 shares held of record by Thurston Capital, LLC, 261,037 shares held of record by Thurston Group, Inc., 105,253 shares held of record by Thurston Offshore Bridge Partners II, Ltd., 280,000 shares held of record by Customer Care & Technology Holdings, Inc. and 100,000 shares issuable upon the exercise of options within 60 days.

          (2) Includes 18,633 shares held of record by Haynes Interests, LLC, 89,682 shares held of record by Thurston Capital, LLC, 261,037 shares held of record by Thurston Group, Inc., 105,253 shares held of record by Thurston Offshore Bridge Partners II, Ltd. and 280,000 shares held of record by Customer Care & Technology Holdings, Inc.

          (3) Includes 20,000 shares issuable upon the exercise of options within 60 days.

          (4) Includes 89,682 shares held of record by Thurston Capital, LLC, 261,037 shares held of record by Thurston Group, Inc., 105,253 shares held of record by Thurston Offshore Bridge Partners II, Ltd., 280,000 shares held of record by Customer Care & Technology Holdings, Inc., 32,873 shares held of record by Robert T. Isham, Jr. Trust and 100,000 shares issuable upon the exercise of options within 60 days.

          (5) Includes 200,000 shares issuable upon the exercise of options within 60 days.

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

     On March 1, 1999, we entered into a consulting agreement with Thurston Group, Inc. Under that agreement, as amended, we engaged Thurston Group until March 31, 2004 as an independent contractor to advise us with respect to obtaining financing of any type and to advise us and act as our agent in connection with any business combination, merger, acquisition or sale. Thurston Group agreed to provide the following services to us:

          o Distribute an informational memorandum outlining our business plans and expectations and/or contemplating specific transactions for business combinations;
          o    Identify potential sources of capital;
          o    Provide sale, merger and acquisition financial analysis;
          o    Advise on structure of any potential  transaction;
          o    Assist with negotiations; and
          o    Assist with due diligence .

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

     During March 2002, we amended the agreement to extend its term for two years, extending the termination date from March 31, 2002 to March 31, 2004.

     During 2001, we paid Thurston $203,400 under the terms of the consulting agreement, compared to payments of $529,157 in 2000 and $43,000 in 1999. All such payments relate to the acquisition of funding and other investment activity.

     On November 1, 1999, we executed and delivered a promissory note in the original principal amount of $100,000 to Thomson Kernaghan & Co., Ltd. The note bears interest at 15% per annum and was due on or before April 30, 2000 or the occurrence of the next equity or quasi-equity financing of Qorus. The note is convertible, at the election of the holder, into shares of our common stock at $3.00 per share. In connection with the note, we also gave Thomson Kernaghan an entitlement to purchase 20,000 shares of our common stock for $.01 per share.

     Patrick J. Haynes, III and Robert T. Isham, Jr., directors of Qorus, are affiliated with Thurston Group, Inc. and its affiliates.

     Mr. Haynes and Thurston Group, Inc. and their respective affiliates are the founders of Qorus Delaware. None of Mr. Haynes, Thurston Group or any of their respective affiliates has received anything of value from Qorus other than fees Thurston Group has earned under the consulting agreement described above. Other than the assets acquired from NetDox, we did not acquire any assets from Mr. Haynes, Thurston Group or any of their respective affiliates.

     Between March 2000 and December 2001, we have obtained substantially all of our funding from Thurston Interests LLC, Apex Investment Fund III, Apex Strategic Partners, Thurston Communications Corporation and Customer Care & Technology Holdings, Inc. In the aggregate, such parties have advanced $8.7 million during that period. In exchange for the cash, we issued convertible and non-convertible notes with interest rates between 6.6% and 12.0%. In connection with substantially all of such loans, each of the parties was given an entitlement to purchase shares of our common stock, at a price of $0.01 per share, for each $1.00 advanced. The notes are secured by liens on all of the assets of the Company.

     On November 20, 2001, we sold substantially all of our assets to a wholly owned subsidiary of Avery Communications, Inc. At the time of the transaction, Messrs. Haynes and Isham were directors of Avery Communications. Mr. Haynes was also Chief Executive Officer of Avery Communications at the time of the transaction. Mr. Ratchford became a director and was named Chief Financial Officer of Avery Communications in January 2002.

     In March 2002, we agreed to cancel Avery's Communications' commitment to pay us, for a period of five years, five percent of the net after-tax income, if any, generated by the business assets acquired from us in November 2001 (see preceding paragraph), in exchange for Avery's cash payment of $100,000, return of 3,010,000 shares of common stock and cancellation of unexercised options under which Avery Communications had a right to purchase up to 1,066,500 shares of our common stock at a price of $0.01 each. At the time of the transaction, Messrs. Haynes, Isham and Ratchford were directors of Avery Communications.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

None

(a)      Exhibits.

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

                            10.37 Asset Purchase Agreement among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. dated May 29, 2001 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed by Qorus.com, Inc.)

                            10.38 Note Extension, Modification and Amendment Agreement dated as of May 31, 2001 among Qorus.com, Inc., Aelix, Inc., Thurston Interests, LLC, Apex Investment Fund III, L.P., Apex Strategic Partners, LLC, Thurston Communications Corporation and Customer Care & Technology Holdings, Inc. (incorporated by reference to the same Exhibit No. of the
                                   Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed by Qorus.com, Inc.)

                            10.39 Demand Promissory Note, dated as of March 29, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $160,000 (incorporated by reference to the same Exhibit No. of the
                                   Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed by Qorus.com, Inc.)

                            10.40 Demand Promissory Note, dated as of April 12, 2001, payable to Thurston Communications Corporation in the original principal amount of $80,000 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed by Qorus.com, Inc.)

                            10.41 Demand Promissory Note, dated as of April 30, 2001, payable to Thurston Communications Corporation by Aelix, Inc. the original principal amount of $170,000 (incorporated by reference to the same Exhibit No. of the
                                   Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed by Qorus.com, Inc.)

                            10.42 Demand Promissory Note, dated as of May 11, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $25,000 (incorporated by reference to the same Exhibit No. of the
                                   Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed by Qorus.com, Inc.)

                            10.43 Demand Promissory Note, dated as of May 15, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $75,000 (incorporated by reference to the same Exhibit No. of the
                                   Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed by Qorus.com, Inc.)

                            10.44 Demand Promissory Note, dated as of May 31, 2001 payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $42,000 (incorporated by reference to the same Exhibit No. of the
                                   Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed by Qorus.com, Inc.)

                            10.45 Demand Promissory Note, dated as of June 15, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $80,000 (incorporated by reference to the same Exhibit No. of the
                                   Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed by Qorus.com, Inc.)

                            10.46 Demand Promissory Note, dated as of June 28, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $60,000 (incorporated by reference to the same Exhibit No. of the
                                   Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed by Qorus.com, Inc.)

                            10.47 Demand Promissory Note, dated as of July 12, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $85,000 (incorporated by reference to the same Exhibit No. of the
                                   Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed by Qorus.com, Inc.)

                            10.48 Demand Promissory Note, dated as of July 31, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $83,500 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)

                            10.49 Demand Promissory Note, dated as of August 14, 2001 payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $178,000 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)

                            10.50 Demand Promissory Note, dated as of August 30, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $102,500 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)

                            10.51 Demand Promissory Note, dated as of September 13, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $96,000 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)

                            10.52 Demand Promissory Note, dated as of September 28, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $90,500 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)

                            10.53 Demand Promissory Note, dated as of October 1, 2001 payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $160,000 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)

                            10.54 Demand Promissory Note, dated as of October 12, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $102,000 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)

                            10.55 Demand Promissory Note, dated as of October 16, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $10,000 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)

                            10.56 First Amendment to Asset Purchase Agreement, dated October 17, 2001, among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)

                            10.57 Demand Promissory Note, dated as of October 30, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $72,000 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)

                            10.58 Demand Promissory Note, dated as of November 5, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $10,000 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)

                            10.59 Demand Promissory Note, dated as of November 14, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $77,000 (filed herewith)

                            10.60 First Amendment to Consulting Agreement dated as of March 15, 2002 between Qorus.com, Inc. and Thurston Group, Inc. (filed herewith)

                            10.61 Second Amendment to Asset Purchase Agreement, dated March 15, 2002, among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. (filed herewith)

     (b) Reports on Form 8-K.

         None.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Chicago, Illinois on the 8th day of May 2002.

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

           Signature                            Title                    Date
 ---------------------------- ------------------------------------  -----------


  /s/ Patrick J. Haynes, III
 ----------------------------
 Patrick J. Haynes, III        Chairman of the Board, Chief
                               Executive Officer and                May 8, 2002
                               President (Principal
                               Executive Officer)


 /s/ Robert T. Isham, Jr.
----------------------------
 Robert T. Isham, Jr.          Director                             May 8, 2002


 /s/ Thomas C. Ratchford
 ----------------------------
Thomas C. Ratchford            Chief Financial Officer (Principal   May 8, 2002
                               Accounting Officer)

QORUS.COM, INC.


Financial Statements
As of December 31, 2001 and
For the Years Ended
December 31, 2001 and 2000
and Independent Auditors' Report

                                                            QORUS.COM, INC.


                                                           TABLE OF CONTENTS


                                                                        Page

INDEPENDENT AUDITORS' REPORT                                              1


FINANCIAL STATEMENTS:

Balance Sheet, December 31, 2001                                          2

Statements of Operations
  For the Years Ended December 31, 2001 and 2000                          3

Statements of Shareholders' Equity (Deficit)
    For the Years Ended December 31, 2001 and 2000                        4

Statements of Cash Flows
    For the Years Ended December 31, 2001 and 2000                       5-6

Notes to Financial Statements                                           7-16


-----------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
  of Qorus.com, Inc.:

We have audited the accompanying balance sheet of Qorus.com, Inc. (the "Company") as of December 31, 2001 and the related statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Qorus.com, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

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




/s/ Farber & Hass LLP
April 11, 2002
Oxnard, California

QORUS.COM, INC.


BALANCE SHEET
DECEMBER 31, 2001


ASSETS

CURRENT ASSETS - Cash                                           $      1,826

OTHER ASSETS - Deposits                                              125,747
                                                                ------------

TOTAL ASSETS                                                    $    127,573
                                                                ============


LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses                           $    366,292
Accrued expenses to related parties                                  736,351
Notes payable to related party                                     4,772,999
                                                                ------------
Total current liabilities                                          5,875,642
                                                                ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Preferred stock, par value $.01; 5,000,000 shares
    authorized and no shares issued
Common stock,  par value $.001;  50,000,000  shares
    authorized  and  18,892,405
    shares issued and outstanding;
    2,000,000 shares reserved for
    future issuance                                                   18,982
Additional paid-in capital                                         9,864,784
Accumulated deficit                                              (15,629,085)
Less note receivable for common stock                                 (2,750)
                                                                ------------
Total shareholders' deficit                                       (5,748,069)
                                                                ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                     $    127,573
                                                                ============


See accompanying notes to financial statements.

QORUS.COM, INC.


STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                    2001               2000
                                                    ----               ----

REVENUES                                       $   497,477        $    198,578

COST OF REVENUES                                   623,486           1,062,614
                                               -----------        ------------
GROSS LOSS                                        (126,009)           (864,036)
                                               -----------        ------------

OPERATING EXPENSES:
Selling and marketing                              189,926             754,768
General and administrative                       2,710,364           5,120,497
Loss on release of commission
    obligation - related party                                         482,924
Negotiated settlements of
  current liabilities                             (297,039)
                                               -----------        ------------
Total operating expenses                         2,603,251           6,358,189
                                               -----------        ------------

LOSS FROM OPERATIONS                            (2,729,260)         (7,222,225)
                                               -----------        ------------

OTHER INCOME (EXPENSE):
Other income                                         6,090                  50
Interest income                                                            983
Interest expense                                  (787,453)           (298,315)
Loss on sale of assets                             (26,839)               (712)
Gain on sale of assets to related party          4,201,590
Interest expense - convertible notes,
  beneficial conversion feature                   (206,542)         (5,421,540)
                                               -----------        ------------
Other income (expense), net                      3,186,846          (5,719,534)
                                               -----------        ------------

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                 457,586         (12,941,759)

PROVISION FOR INCOME TAXES                           1,600                 800
                                               -----------        ------------

NET INCOME (LOSS)                              $   455,986        $(12,942,559)
                                               ===========        ============


BASIC AND DILUTED INCOME (LOSS) PER SHARE      $       .02        $       (.94)
                                               ===========        ============


See accompanying notes to financial statementS.

QORUS.COM, INC.


STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                                                    Total
                                        Common Stock                                                                Share
                                  -------------------------       Additional                                       holders'
                                     Shares                         Paid-in       Accumulated       Note           Equity
                                  Outstanding       Amount          Capital        (Deficit)      Receivable      (Deficit)
                                  -----------     -----------     -----------     -----------     -----------    -----------
BALANCE,
  JANUARY 1, 2000                  11,354,407     $    11,354     $ 4,168,051     $(3,142,512)                   $ 1,036,893

ISSUANCE OF COMMON
  STOCK                             6,133,000           6,133          55,196                                         61,329
BENEFICIAL CONVERSION
  FEATURE - Interest                                                5,421,540                                      5,421,540
NET LOSS                                                                          (12,942,559)                   (12,942,559)
                                  -----------     -----------     -----------     -----------     -----------    -----------

BALANCE,
  DECEMBER 31, 2000                17,487,407          17,487       9,644,787     (16,085,071)                    (6,422,797)

ISSUANCE OF COMMON
  STOCK                             1,519,998           1,520          13,680                        $(2,750)         12,450
STOCK REPURCHASE                      (25,000)            (25)           (225)                                          (250)
BENEFICIAL CONVERSION
  FEATURE - Interest                                                  206,542                                        206,542
NET PROFIT                                                                            455,986                        455,986
                                  -----------     -----------     -----------     -----------     -----------    -----------

BALANCE,
  DECEMBER 31, 2001                18,982,405         $18,982      $9,864,784    $(15,629,085)       $(2,750)   $  5,748,069
                                   ==========         =======      ==========    ============        =======    ============

See accompanying notes to financial statements.

QORUS.COM, INC.


STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                      2001           2000
                                                  -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                 $   455,986     $(12,942,559)
Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
  Depreciation                                        169,590           74,671
    Amortization                                       22,672          138,133
    Exchange of debt for investment                                    518,752
    Negotiated settlement of current liabilities     (297,039)
    Beneficial conversion feature
      - interest                                      206,542        5,421,540
    Loss on sale of property                           26,839
    Gain on sale of business to a related
      party                                        (4,201,590)
Changes in operating assets and
    liabilities:
  Accounts receivable                                 (62,532)          59,009
    Prepaid expenses and other assets                  45,241          (30,247)
    Accounts payable and accrued expenses             146,135         (172,505)
                                                  -----------     ------------
Net cash used by operating activities              (3,488,156)      (6,933,206)
                                                  -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                     (2,150)        (293,824)
Sale of property                                       10,000            2,841
                                                  -----------     ------------
Net cash provided (used) by
    investing activities                                7,850         (290,983)
                                                  -----------     ------------


                                                            (Continued)

QORUS.COM, INC.

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                      2001           2000
                                                  -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable to related party                      2,768,500        6,656,499
Repayment of notes to related parties                (164,000)
Proceeds from issuance of common stock, net            14,950           58,829
Repurchase of stock                                      (250)
Accrued interest and fees, related party              988,886          246,784
Payment of fees, related party                       (173,477)
Payments on note payable                              (51,403)        (523,500)
                                                  -----------     ------------
Net cash provided by financing activities           3,383,206        6,438,612
                                                  -----------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (97,100)        (785,577)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                  98,926          884,503
                                                  -----------     ------------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                     $     1,826     $     98,926
                                                  ===========     ============


SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                         $      -0-     $        -0-
  Income taxes                                     $    1,600     $        800


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

         On May 19, 1999, the Board of Directors of Golf Ball World, Inc. (a non-operating public shell corporation) authorized the issuance of 5,332,334 shares of its common stock in exchange for 100% of Qorus-Delaware's common stock. The acquisition was accounted for using the reverse purchase method of accounting, pursuant to which Qorus-Delaware was treated as the acquiring entity for accounting purposes. Concurrent with the transaction, the Company changed its name to Qorus.com, Inc. The assets, liabilities and shareholders' deficit have been recorded at their historical values. The net assets of Qorus-Delaware and Golf Ball World, Inc. were $3,191,234 and $11 at May 19, 1999, respectively.

         On November 20, 2001, the Company sold substantially all its subsidiaries and assets, including its intelligent message communications service business, to Avery Communications, Inc., a related party. As consideration for the sale, Avery forgave approximately $4,400,000 in promissory notes and accumulated interest. Avery will generally assume future obligations under certain assigned contracts.

         Licenses - The Company had license agreements with third parties for the software programming and Internet service associated with its intelligent messaging product. The agreements provided for varying terms of two years to perpetual. As part of the sale of assets to Avery Communications, Inc. (see Notes 3 and 6), the assets were transferred. License expense, prior to the sale, for the years ended December 31, 2001 and 2000 totalled $22,671 and $39,632, respectively.

         Common Stock - In May 1999, the Board of Directors approved a one-for-three reverse stock split. The split has been retroactively reflected in these financial statements to March 10, 1999 (date of inception).

         Revenue Recognition - The Company recognized software-engineering revenue and messaging services as such services were provided. Fees for messaging services were billed on a monthly basis.

         Significant Customers - Three customers accounted for 31%, 28% and 41%, respectively, of revenues during the year ended December 31, 2001.

         Advertising  -  Costs   incurred  for   producing   and   communicating
         advertising are expensed when incurred and included in selling and marketing expenses. Advertising expense for the years ended December 31, 2001 and 2000 amounted to $ -0- and $331,000, respectively.

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

         Reclassification - Since inception, March 10, 1999, the financial statements have been presented as a development stage company. As a result of the Company's sale of assets (see note above), the Company has become dormant. As a result, the presentation is no longer development stage and certain data in prior years' financial statements have been reclassified to conform to the 2001 presentation.

         Basic Income (Loss) Per Share - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the statement of operations for entities with complex capital structures. Diluted EPS has not been presented since the result of including the stock options (1,482,699 shares) are immaterial in 2001 and was anti-dilutive in 2000. Basic EPS is based on the weighted average number of common shares outstanding during the periods, which totalled 18,448,210 for the year ended December 31, 2001 and 13,737,352 for the year ended December 31, 2000.

         Fair Value of Financial Instruments - The Company has financial instruments consisting of accounts and notes payable. The carrying value of the Company's financial instruments, based on current market and other indicators, approximate their fair value.

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

         The fair value of the options was estimated at the date of grant using a Black-Scholes option-pricing model. No options were granted in 2001.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option vesting periods. The Company's pro forma information is as follows (in thousands except share data) for the year ended December 31, 2001:

         Net income, as reported                                    $455,986

         Net income, pro forma                                      $413,154

         Basic and diluted income per share                         $   0.02

         Information regarding stock options outstanding as of December 31, 2001 is as follows:

                                    Options Outstanding
                            --------------------------------
                                               Weighted        Weighted Average
                                                Average            Remaining
          Price Range          Shares       Exercise Price     Contractual Life
         ----------------   ------------  ------------------   ----------------
         $1.00 - $1.25        1,479,499           $1.11            8.2 years


                                    Options Exercisable
                            --------------------------------
                                               Weighted
                                                Average
          Price Range          Shares       Exercise Price
         ----------------   ------------  ------------------
         $1.00 - $1.25        1,410,965          $1.10

         Pervasiveness of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Going Concern - The Company has not recognized significant revenues and has incurred significant expenses in developing its product and strategic relationships. In addition, in November 2001, the Company sold substantially all of its assets, including its intelligent message communications service business, to Avery Communications, Inc., a related party. The components included: 1) transfer of property at net, $111,065; 2) accounts receivable transfer, $84,300; 3) deposits transfer, $70,225; 4) accrued expense transfer, $(46,276); 5) forgiveness of accrued interest, $(356,404); and 6) forgiveness of debt, $(4,064,500). The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

2.       SHAREHOLDERS' EQUITY

         1999 STOCK OPTION PLAN

         The Company's Board of Directors adopted the 1999 Stock Option Plan (the "Plan") whereby directors; officers, employees and consultants may receive option grants as additional incentive to contribute to the success of the Company.

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

         NON-QUALIFIED STOCK OPTIONS GRANTED UNDER THE PLAN

                                                                  Option Price
                                                 Shares            per Share
                                             --------------     ----------------
         Outstanding at
           January 1, 2001                      1,222,499         $1.00 - $5.25

         Granted during the period                -0-                  -0-

         Exercised                                 -0-                 -0-

         Cancelled                                 (5,000)            $5.25
                                                ---------             -----

         Outstanding at
           December 31, 2001                    1,222,499         $1.00 - $1.25
                                                =========         =====   =====

         Exercisable, end of year               1,222,499
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

         OTHER NON-QUALIFIED STOCK OPTIONS

                                                                  Option Price
                                                 Shares             per Share
                                             --------------     ----------------
         Outstanding at
           January 1, 2001                      1,535,500          $1.25 - $3.00

         Granted during the period                 -0-                  -0-

         Exercised                                 -0-                  -0-

         Cancelled                             (1,278,500)         $1.00 - $2.50
                                               ----------          -----   -----

         Outstanding at
           December 31, 2001                      257,000              $1.25
                                               ==========              =====

         Exercisable, end of year                 188,466
                                               ==========

         WARRANTS

                                                                      Price
                                                 Shares            per Share
                                              -----------         -----------
         Outstanding at
           January 1, 2001                        3,200               $5.00

         Exercised                                -0-                  -0-

         Cancelled                                -0-                  -0-

         Granted during the period                -0-                  -0-
                                              ---------           ---------

         Outstanding at
           December 31, 2001                     3,200                $5.00
                                                 =====                =====

         Exercisable, end of year                3,200
                                                 =====

         RETIREMENT OF SHARES

         In May 1999, the majority shareholder of Golf Ball World, Inc. contributed 85,183 shares of the Company's common stock to the Company for no consideration.

3.       NOTE PAYABLE TO RELATED PARTY

         In November 1999, the Company signed a $100,000 note payable due to a related party. The note accrued interest at 10% until April 30, 2000. After April 30, 2000, the note accrues interest at 15% until paid. No principal or interest payments have been made on the note as of December 31, 2001. In addition, the Company committed to sell to the holder of the note, 20,000 shares of common stock at par value. The Company recorded the difference in fair market value ($5.25) and par value as a charge to interest expense at December 31, 1999.

         Commencing in March 2000 and continuing on a periodic basis through December 2001, the Company signed various notes totalling $8,901,499 to five related parties. Certain notes were restated and amended through December 31, 2001 and accrues interest from 10% to 12% until December 31, 2001. After maturity, the notes accrue interest from 15% to 17% if not fully paid. During fiscal year 2001, the Company repaid $164,000 in principal payments. Certain amended and restated notes contain automatic conversion and conversion price terms based on future events which automatically convert outstanding principal and accrued interest into fully paid and non-assessable shares. The notes are secured by
	   liens on all of the assets of the Company.

         As additional consideration for certain notes, the Company agreed to sell one share of Company common stock to the holders for each dollar advanced. Shares of stock were sold for $.01 per share. During fiscal year 2001, the Company recorded interest of $206,542 as a charge to expense, based on the historical price per share of the Company's common stock at the date that the funds were advanced. For fiscal year 2001, the holders purchased 1,520,000 shares with options to purchase an additional 1,067,500.

         On November 20, 2001, the Company sold its assets to Avery Communications, Inc., a related party. As consideration in the sale, $4,064,500 in notes and $356,404 in accrued interest were forgiven. 1,067,500 shares of unexercised purchase options were retained (see
         Note 6).

4.       INCOME TAXES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2001 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance. The valuation allowance increased $1.4 million at December 31, 2001 as a result of the net operating loss. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

         At December 31, 2001, the Company had net operating loss carryforwards for Federal tax purposes of approximately $11.5 million, which is available to offset future taxable income, if any, through 2021.

5.       DEBT FORGIVENESS

         During fiscal 2001, the Company settled certain outstanding current liabilities with trade creditors. Through negotiated settlements the Company recorded debt forgiveness of $297,039.

6.       RELATED PARTY TRANSACTIONS

         During the years ended December 31, 2001 and 2000, the Company has compensated The Thurston Group, a related party, for professional services in the amount of $201,040 and $529,157, respectively, which related to the acquisition of debt funding and certain other investment activity.

         The Company had an agreement with NetDox (a company with common ownership) to provide a commission of 20% of all gross revenues (excluding development fees or other non-recurring revenues) received under certain of the Company's sales contracts. At December 31, 2000, the Company had accrued $35,828 in commissions. No commissions were paid during 2000 to NetDox.

         During December 2000, the Company entered into an agreement with NetDox wherein NetDox would release the Company from all commission obligations precipitated by the Commission Agreement in exchange for the preferred stock and warrants to purchase common stock in Tornado, Inc. The investment in Tornado, Inc. was recorded as an asset by the Company in the amount of $518,802.

         In December  2000,  the  Company  recorded a loss on the release of the
         commission  obligation  totalling  $482,974,   net  of  the  commission
         obligation to NetDox of $35,828.

         In November 2001, the Company entered into a sale of assets transaction with Avery Communications, Inc., a related party. As consideration in the sale, accounts receivable, deposits and property were transferred at net book value. The rights to certain intellectual property were assigned. Certain notes to outside third parties were assigned. Certain related party note obligations were forgiven as part of the sale (see
         Note 3).

         As part of the sale, the Company was to receive a 5% after tax royalty for income generated by the acquired intelligent message communications service business for a period of five years following the closing date. Amendment #2 to the original agreement, March 2002, eliminated the royalty obligation in exchange for a $100,000 cash payment and the return of all 3,010,000 common shares transferred in the sale. In addition, the unexercised options to purchase 1,067,500 common shares were cancelled.

7.       COMMITMENTS AND CONTINGENCIES

         The Company leases office facilities in Los Angeles, California and Fairfax, Virginia. Lease terms range from three to five years. The Los Angeles lease expires in May 2002 and the Fairfax lease expires in May 2005. During March 2001, the Company vacated its Fairfax, VA home office, transferring administrative functions to Los Angeles, CA. The Los Angeles office was vacated in September 2001 and administration offices were moved to facilities of a related party on a no cost basis pending completion of the sale of assets. A sub-lessee or assignee is being sought for the Fairfax facility. Monthly lease costs totalled $16,398 at December 31, 2001.

         Lease expense totalled $196,241 and $188,000 for the years ended December 31, 2001 and 2000, respectively. Future minimum payments are as follows:

         2002                                                   $159,575
         2003                                                    135,323
         2004                                                    139,382
         2005                                                     58,789
                                                                --------

         Total                                                  $493,069
                                                                ========

8.       MANAGEMENT PLANS

         Upon completion of the asset sale, management intends to change the focus of the business with greater emphasis given to business services relying on advanced information communications technology. Assuming the Company is able to raise new capital, an alternative plan includes, but is not limited to, the purchase of several regional debt collection agencies.