Form 10QSB
period 2002-03-31
QORUS COM INC
filed 2002-05-15
CIK 1095691

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED MARCH 31, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                             COMMISSION FILE NUMBER
                                     0-27551

                                 QORUS.COM, INC.
                 (Name of Small Business Issuer in its Charter)


                FLORIDA                                        65-0358792
    (State or other jurisdiction of                         (I.R.S. employer
     incorporation or organization)                        identification no.)


         190 South LaSalle Street
             Suite 1710                                          60603
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

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ] .

     Number of shares outstanding of each of the issuer's classes of common stock as of May 10, 2002: 15,972,405



Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                Table of Contents


Part I   Financial Information


     Item 1.  Financial Statements                                          Page
                                                                            ----

              Balance Sheet (Unaudited), March 31, 2002 and
              December 31, 2001 (Audited)                                     3

              Statement of Operations (Unaudited)
              for the three months ended March 31, 2002 and 2001              4

              Statement of Cash Flows (Unaudited)
              for the three months ended March 31, 2002 and 2001              5

              Notes to Financial Statements (Unaudited)                       6

     Item 2.  Management's Discussion and Analysis or Plan of Operation       8



Part II   Other information

     Item 1.  Exhibits and Reports on Form 8-K.                               9

     Item 2.  Signatures                                                     10

QORUS.COM, INC.
CONDENSED BALANCE SHEET


                                                         March 31,  December 31,
                                                           2002         2001
                                                        (Unaudited)   (Audited)
ASSETS

CURRENT ASSETS:
Cash                                                    $      162   $    1,826
Other assets--deposits                                     125,747      125,747
                                                        ----------   ----------

TOTAL ASSETS                                            $  125,909   $  127,573
                                                        ==========   ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses                   $  337,190   $  366,292
Accrued expenses due related parties                       819,284      736,351
Notes payable to related parties                         4,772,999    4,772,999
                                                        ----------   ----------
Total current liabilities                                5,929,473    5,875,642
                                                        ----------   ----------

STOCKHOLDERS' DEFICIT;
Preferred stock, par value $.01; 5,000,000 shares
    authorized and no shares issued
Common stock,  par value $.001;  50,000,000  shares
    authorized  and  15,972,405
    shares  issued  and  outstanding
    (18,892,405  at  December  31,  2001)  and
    3,010,000 shares held as treasury stock (none
    at December 31, 2001)                                   18,982       18,982
Additional paid-in capital                               9,864,784    9,864,784
Accumulated deficit                                    (15,684,580) (15,629,085)
Note receivable for common stock                            (2,750)      (2,750)
                                                        ----------   ----------
Total stockholders' deficit                             (5,803,564)  (5,748,069)
                                                        ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $  125,909   $  127,573
                                                        ==========   ==========

See accompanying notes to financial statements.

QORUS.COM, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31

                                                    2002                2001
                                                ------------      --------------
                                                 (Unaudited)         (Unaudited)

REVENUES                                                           $   123,461

COST OF REVENUES                                                       270,388
                                                ------------      ------------
GROSS PROFIT (LOSS)                                                   (146,927)

OPERATING EXPENSES:
Selling, general and administrative                   31,495         1,511,312
                                                ------------      ------------
LOSS FROM OPERATIONS                                 (31,495)       (1,658,239)

OTHER INCOME (EXPENSE):
Interest expense                                    (124,000)         (184,000)
Beneficial interest expense                                           (129,670)
Other income                                         100,000
                                                ------------      ------------
Loss before income taxes
Income taxes                                         (55,495)       (1,971,909)
                                                ------------      ------------
NET LOSS                                           $ (55,495)     $ (1,971,909)
                                                ============      ============
BASIC AND DILUTED LOSS PER SHARE                     $ (0.00)          $ (0.11)
                                                ============      ============
Weighted average shares of
common stock outstanding                          18,413,849        17,615,627



See accompanying notes to financial statements.

QORUS.COM, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
                                                        2002          2001
                                                    (Unaudited)    (Unaudited)
                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                               $(55,495)  ($ 1,971,909)
Adjustments to reconcile net loss to net cash
   Used by operating activities:
   Depreciation                                                         47,341
   Amortization                                                         10,658
   Beneficial interest expense                                         129,670
Changes in operating assets & liabilities:
   Accounts receivable                                                 (36,973)
   Prepaid expenses and other assets                                   (12,066)

   Accrued expenses/accounts payable                    (29,102)       425,051
                                                   ------------   ------------
    Net cash used by operating activities               (84,597)   ( 1,408,228)
                                                   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property and equipment                                     (2,150)
                                                   ------------   ------------
  Net cash provided (used) by investing activities                      (2,150)
                                                   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Notes payable borrowings                                             1,140,000
Payment of interest -- related party                    (41,067)
Accrued interest -- related party                       124,000        184,000
                                                   ------------   ------------
Net cash provided by financing activities                82,933      1,324,000
                                                   ------------   ------------

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS          (1,664)       (86,378)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                 1,826         98,926
                                                   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 162        $12,548
                                                   ============   ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (UNAUDITED):
Cash paid during the three months ended March 31 for:

                                   2002          2001

  Interest                      $41,067        $4,077
  Income taxes                  $   -0-        $  -0-


See accompanying notes to financial statements.

QORUS.COM, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


1.        BASIS OF PRESENTATION

          The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Qorus.com, Inc. (the "Company") Form 10-KSB for the year ended December 31, 2001 for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

          The information furnished reflects all adjustments (all of which were of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

          Going Concern - The Company sold substantially all of its assets in November 2001. The financial statements have been prepared assuming the Company will continue to operate as a going concern that contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 6, management is executing an operating plan that foreseeably will not generate sufficient cash to meet the Company's obligations in the normal course of business.


3.        NOTES PAYABLE TO RELATED PARTY

          The Company had notes payable of $4.8 million outstanding at March 31, 2002. All such notes are payable to related parties. $4.7 million of such notes are secured by liens on all of the assets of the Company and bear interest at 10% to 12%. Certain of such notes, in an aggregate amount of $4.0 million, automatically convert into the same securities received by any new investor(s) if the Company or one of its subsidiaries completes new financing of at least $5 million.

          At March 31, 2002, the Company had an unsecured note payable of $0.1 million, which is due to a related party, accrues interest at 15% per annum and is due on demand. In addition, the Company has committed to sell 20,000 shares of common stock at par value to the unsecured noteholder.

4.        BENEFICIAL INTEREST EXPENSE

          In connection with $1.0 million of notes issued to related parties during the first quarter of 2001, the Board of Directors authorized the issuance of 988,000 shares of its common stock for $.01 per share as additional consideration for the financing. During the quarter ended March 31, 2001, the Company recorded beneficial interest expense of $129,670. The amount of the beneficial interest expense was calculated on the basis of the difference, on the date the lender became entitled to purchase such shares, between (i) the closing market price and (ii) the price at which the lender was entitled to buy the shares.

5.        INCOME TAXES

          The Company has generated substantial tax loss carry-forwards that created a significant deferred tax asset at March 31, 2002. The
          Company  has  not  assigned  any  value  to  such  asset  due  to  the uncertainty of realization of the value. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

          At March 31, 2002, the Company had net operating loss carry-forwards for federal tax purposes of approximately $11 million, which are available to offset future taxable income, if any, through 2021.


6.        MANAGEMENT PLANS

          Prior to November 2001, the Company provided intelligent message communications services to enterprises in the travel and hospitality sectors. Our services enabled users to improve their customer relationships and their supply and demand chain management while reducing expenses. In November 2001, we sold substantially all of our assets to Avery Communications, Inc. ("Avery"). As a result, we no longer have any meaningful business assets, operations or sources of revenue. We are pursuing the acquisition of business service entities, particularly in the credit and collection sector.

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

          At March 31, 2002, we had $162 in cash resources. Management projects that available cash resources will be insufficient to meet its cash flow requirements through the next twelve months. Accordingly, management has developed alternate plans that include, but are not limited to (i) the acquisition of or merger with companies with expertise in advanced information communications technology, including but not limited to debt collection agencies and (ii) debt and equity financings to provide capital for such acquisitions or mergers.

          The Company's ability to acquire and operate any new business will likely be dependent, among other things, on the ability to raise additional capital. There can be no assurances that the Company will be able to raise such capital.

Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

     Prior to November 2001, we provided intelligent message communications services to enterprises in the travel and hospitality sectors. Our services enabled users to improve their customer relationships and their supply and demand chain management while reducing expenses. In November 2001, we sold substantially all of our assets to another entity. As a result, we no longer have any meaningful business assets, operations or sources of revenue.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

     The Company no longer has any employees or operating assets related to its message communications business. The Company intends to change the focus of its business, with greater emphasis given to business services relying on advanced information communications technology. The Company is currently considering the purchase of several regional debt collection agencies. The Company's ability to acquire and operate any new business will likely be dependent, among other things, on the ability to raise additional capital. There can be no assurances that the Company will be able to raise such capital.

     We are not confident, based on current projections and assumptions relating to our operations, that our cash resources will be sufficient to fund operations and working capital requirements over the next 12 months.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     Gross revenues for the three months ended March 31, 2002 were zero, compared to $123,461 for the comparable 2001 period. The absence of revenue in the first quarter of 2002 reflected the November 2001 sale of assets related to the Company's intelligent message communications business.

     Cost of revenues for the three months ended March 31, 2002 was zero, compared to $270,388 in the first quarter of 2001. The absence of any cost of revenues in the first quarter of 2002 reflected the absence of revenue, which was the result of the November 2001 sale of assets related to the Company's intelligent message communications business.

       A gross profit or loss of zero was achieved for the three months ended March 31, 2002, compared to a gross loss of $146,927 in the first quarter of 2001.

     Selling, general and administrative expenses for the three months ended March 31, 2002 were $31,495 and related principally to audit fees and other administrative expenses. In the first quarter of 2001, such expenses had totaled $1,511,312. The majority of the expenses in 2001 were for employee compensation, marketing programs and professional fees. The decrease in expenses during 2002 is attributable to the absence of any operating business.

     Interest expense decreased to $124,000 for the three months ended March 31, 2002 from $184,000 during the comparable period in 2001. This decrease was attributable to a reduction in average debt outstanding during the first quarter of 2002, due to the cancellation of $4.1 million of debt in November 2001 in connection with the sale of assets to Avery.


     In the first quarter of 2002, we recorded income of $100,000 related to a cash payment received from Avery in March 2002 in connection with our agreement to cancel Avery's obligation to pay us an amount equal to five percent (5%) of the net after-tax income, if any, generated by the intelligent message communications service business, acquired by Avery from us, for a period of five years following the closing date (see Note 6 to financial statements).

     During the first quarter of 2001, we recorded beneficial interest expense of $129,670 related to the difference between (i) the committed selling price of 988,000 shares of common stock to be sold to related parties and (ii) the market price of the stock on the day such commitments were made. The shares were offered to the related parties in connection with loans made by such parties during the first quarter of 2001 (see Note 4 to financial statements).


     As a result of the foregoing, the net loss for the three months ended March 31, 2002 was $0.1 million, compared to a net loss of $2.0 million in first quarter of 2001.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, we had negative working capital of $5.8 million, largely attributable to $5.6 million in short-term indebtedness and accrued interest owed to related parties. During the first quarter of 2002, we satisfied working capital requirements through cash flow generated from the release of Avery from its commitment to pay a contingent royalty over the next five years. Net cash used in operating activities was $84,597 during the first quarter of 2002, as a result of operating losses and a reduction in accounts payable. There was $82,933 of cash provided from financing activities during the first quarter of 2002, attributable to net increase in accrued interest. Our cash balance at March 31, 2002 was $162.

GOING CONCERN

     We have generated minimal revenues and incurred substantial losses from operations since our inception. As a result, our independent auditors included an explanatory paragraph in their report for the years ended December 31, 1999, December 31, 2000 and December 31, 2001, which indicated a substantial doubt as to our ability to continue as a going concern.

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

                                     Part II
                                Other Information

Item 1.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

                   See Index to Exhibits attached hereto.

(b)      Reports on Form 8-K
                  None.

Item 2.  Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Chicago, Illinois on the 15th day of May, 2002.

                    QORUS.COM, INC.



                    By:      /s/ Thomas C. Ratchford
                       --------------------------------------
                             Thomas C. Ratchford
                             Chief Financial Officer

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

   10.59 Demand Promissory Note, dated as of November 14, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $77,000 (incorporated by reference to the same Exhibit No. of the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed by Qorus.com, Inc.)

   10.60 First Amendment to Consulting Agreement dated as of March 15, 2002 between Qorus.com, Inc. and Thurston Group, Inc. (incorporated by reference to the same Exhibit No. of the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed by Qorus.com, Inc.)

   10.61 Second Amendment to Asset Purchase Agreement, dated March 15, 2002, among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. (incorporated by reference to the same Exhibit No. of the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed by Qorus.com, Inc.)