Form 10QSB
period 2002-06-30
QORUS COM INC
filed 2002-08-13
CIK 1095691

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

             ACT OF 1934 FOR THE FISCAL QUARTER ENDED JUNE 30, 2002

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                             COMMISSION FILE NUMBER

                                     0-27551

                                 QORUS.COM, INC.

                 (Name of Small Business Issuer in its Charter)

FLORIDA                                                     65-0358792
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                              identification no.)


190 S. LaSalle Street                                       60603
Suite 1710                                                  (Zip Code)
Chicago, IL 60603
(Address of principal executive offices)



                                (312) 419 - 0077

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

     Number of shares outstanding of each of the issuer's classes of common stock as of July 29, 2002: 15,972,405



           Transitional Small Business Disclosure Format (Check One):
                                  Yes [ ] No[X]

                                Table of Contents

Part I   Financial Information

     Item 1.  Financial Statements                                         Page
                                                                           ----

              Balance Sheet dated as of June 30, 2002 (Unaudited) and
              December 31, 2001 (Audited)                                    3

              Statement of Operations (Unaudited)
              for the three months ended June 30, 2002 and 2001              4

              Statement of Operations (Unaudited)
              for the six months ended June 30, 2002 and 2001                5

              Statement of Cash Flows (Unaudited)
              for the six months ended June 30, 2002 and 2001                6

              Notes to Financial Statements (Unaudited)                      7

     Item 2.  Management's Discussion and Analysis or Plan of Operation      9



Part II   Other information

     Item 1.  Exhibits and Reports on Form 8-K.                             11

     Item 2.  Signatures                                                    11

QORUS.COM, INC.
CONDENSED BALANCE SHEET
                                                       June 30,    December 31,
                                                         2002          2001
                                                     (Unaudited)    (Audited)
ASSETS

CURRENT ASSETS:
Cash                                                  $       82    $  1 ,826
Other assets--deposits                                                125,747
                                                      ----------    ---------
TOTAL ASSETS                                          $       82    $ 127,573
                                                      ==========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses                 $  205,966   $  366,292
Accrued expenses due related parties                     943,284      736,351
Notes payable to related parties                       4,777,599    4,772,999
                                                      ----------    ---------
Total current liabilities                              5,926,849    5,875,642
                                                      ----------    ---------

STOCKHOLDERS' DEFICIT;
Preferred stock, par value $.01; 5,000,000 shares
    authorized and no shares issued
Common stock,  par value $.001;  50,000,000  shares
    authorized  and  15,972,405
    shares  issued  and  outstanding
    (18,982,405  at  December  31,  2001)  and
    3,010,000 shares held as treasury stock (none
    at December 31, 2001)                                 18,982       18,982
Additional paid-in capital                             9,864,784    9,864,784
Accumulated deficit                                  (15,807,783) (15,629,085)
Note receivable for common stock                          (2,750)      (2,750)
                                                      ----------    ---------
Total stockholders' deficit                           (5,926,767)  (5,748,069)
                                                      ----------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $       82    $ 127,573
                                                      ==========    =========
See accompanying notes to financial statements.

QORUS.COM, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30

                                                 2002                   2001
                                             -------------       ---------------
                                               (Unaudited)          (Unaudited)

REVENUES                                                              $ 154,472

COST OF REVENUES                                                        269,637
                                             --------------      ---------------
GROSS PROFIT (LOSS)                                                    (115,165)

OPERATING EXPENSES:
Selling, general and administrative                 14,401              718,658
                                             --------------      ---------------
LOSS FROM OPERATIONS                               (14,401)            (833,823)

OTHER INCOME (EXPENSE):
Interest expense                                  (124,000)            (206,000)
Beneficial interest expense                                             (29,250)
Other income (expense)                              15,198              (21,293)
                                             --------------      ---------------
Loss before income taxes                          (123,203)          (1,090,366)
Income taxes
                                             --------------      ---------------
NET LOSS                                        $ (123,203)        $ (1,090,366)
                                             ==============      ===============

BASIC AND DILUTED LOSS PER SHARE                   $ (0.01)             $ (0.06)
                                             ==============      ===============
Weighted average shares of
common stock outstanding                        15,972,405           18,293,823



See accompanying notes to financial statements.

QORUS.COM, INC.
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30

                                                  2002                  2001
                                             --------------       --------------
                                                (Unaudited)         (Unaudited)

REVENUES                                                              $ 277,933

COST OF REVENUES                                                        540,025
                                             ---------------      --------------
GROSS PROFIT (LOSS)                                                    (262,092)

OPERATING EXPENSES:
Selling, general and administrative                  45,896           2,229,970
                                             ---------------      --------------
LOSS FROM OPERATIONS                                (45,896)         (2,492,062)

OTHER INCOME (EXPENSE):
Interest expense                                   (248,000)           (390,000)
Beneficial interest expense                                            (158,920)
Other income (expense)                              115,198             (21,293)
                                             ---------------      --------------
Loss before income taxes                           (178,698)         (3,062,275)
Income taxes
                                             ---------------      --------------
NET LOSS                                         $ (178,698)       $ (3,062,275)
                                             ===============       =============

BASIC AND DILUTED LOSS PER SHARE                    $ (0.01)            $ (0.17)
                                             ===============       =============
Weighted average shares of
common stock outstanding                         17,193,127          17,954,725



See accompanying notes to financial statements.

QORUS.COM, INC.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30

                                                      2002             2001
                                                  ------------   --------------
                                                  (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                           $ (178,698)    $ (3,062,275)
Adjustments to reconcile net loss to net cash
   (used) provided by operating activities:
   Depreciation                                                         94,577
   Amortization                                                         21,316
   Deposits                                           125,747
   Loss on sale of property/impairment                                  26,839
   Beneficial interest expense                                         158,920
   Accrued interest -- related party                  248,000          390,000
Changes in operating assets & liabilities:

   Accounts receivable                                                 (80,059)
   Prepaid expenses and other assets                                    94,112
   Accrued expenses/accounts payable                 (160,326)         570,331
                                                  ------------   --------------
     Net cash (used) provided by
         operating activities                          34,723       (1,786,239)
                                                  ------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                     (2,150)
 Sale of property                                                       10,000
                                                  ------------   --------------
     Net cash (used) provided by
         investing activities                                            7,850
                                                  ------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable borrowings                                4,600        1,672,000
Payment of interest - related party                   (41,067)
Proceeds from issuance of common stock, net                              7,930
                                                  ------------   --------------
Net cash (used) provided by financing activities      (36,467)       1,679,930
                                                  ------------   --------------
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS        (1,744)         (98,459)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD               1,826           98,926
                                                  ------------   --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 82             $467
                                                  ============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (UNAUDITED):
Cash paid during the six months ended June 30 for:

                                   2002       2001

  Interest                       $41,067     $4,077
  Income taxes                   $   -0-     $  -0-

During the six months ended June 30, 2002, the Company wrote off $125,747 of deposits on vacated properties. During the six months ended June 30, 2002, the Company recorded $248,000 in accrued interest on related party debt.

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

               The information furnished reflects all adjustments (all of which were of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months or six months ended June 30 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

3.       NOTES PAYABLE TO RELATED PARTY

               The Company had notes payable of $4.8 million outstanding at June 30, 2002. All such notes are payable to related parties. $4.7 million of such notes are secured by liens on all of the assets of the Company and bear interest at 10% to 12%. During 2002, the Company obtained an extension of the maturity date on said notes, which now mature on demand but no later than December 31, 2002. Certain of such notes, in an aggregate amount of $4.0 million, automatically convert into the same securities received by any new investor(s) if the Company or one of its subsidiaries completes new financing of at least $5 million.

               At June 30, 2002, the Company had an unsecured note payable of $0.1 million, which is owed to a related party, accrues interest at 15% per annum and is due on demand. In addition, the Company has committed to sell 20,000 shares of common stock at par value to the unsecured noteholder.

4.       BENEFICIAL INTEREST EXPENSE

               In connection with $0.5 million of notes issued to related parties during the second quarter of 2001, the Board of Directors authorized the issuance of 532,000 shares of its common stock for $0.01 per share as additional consideration for the financing. The Company recorded beneficial interest expense of $29,250 during the second quarter of 2001 in connection with such shares. The amount of the beneficial interest expense was calculated on the basis of the difference, on the date the lender became entitled to purchase such shares, between (i) the closing market price and (ii) the price at which the lender was entitled to buy the shares. There was no beneficial interest expense during 2002.

5.       INCOME TAXES

               The Company has generated substantial tax loss carry-forwards that created a significant deferred tax asset at June 30, 2002. The Company has not assigned any value to such asset due to the uncertainty of realization of the value. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

               At June 30, 2002, the Company had net operating loss carry-forwards for federal tax purposes of approximately $11 million, which are available to offset future taxable income, if any, through 2021.

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

               At June 30,  we had $82 in cash  resources.  Management  projects that available cash  resources  will be  insufficient  to meet its cash flow requirements through the next twelve months. Accordingly, management has developed alternate plans that include, but are not limited to (i) the acquisition of or merger with companies with expertise in advanced information communications technology, including but not limited to debt collection agencies and (ii) debt and equity financings to provide capital for such acquisitions or mergers.

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

     Based on current projections and assumptions relating to our operations, our cash resources will be insufficient to fund operations and working capital requirements over the next 12 months.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     Gross revenues for the three months ended June 30, 2002 were zero, compared to $154,472 for the comparable 2001 period. The absence of revenue in the second quarter of 2002 reflected the November 2001 sale of assets related to the Company's intelligent message communications business.

     Cost of revenues for the three months ended June 30, 2002 was zero, compared to $269,637 in the second quarter of 2001. The absence of any cost of revenues in the second quarter of 2002 reflected the absence of revenue, which was the result of the November 2001 sale of assets related to the Company's intelligent message communications business.

       A gross profit or loss of zero was achieved for the three months ended June 30, 2002, compared to a gross loss of $115,165 in the second quarter of 2001.

     Selling, general and administrative expenses for the three months ended June 30, 2002 were $14,401 and related principally to administrative expenses. In the second quarter of 2001, such expenses had totaled $718,658. The majority of the expenses in 2001 were for employee compensation, marketing programs and professional fees. The decrease in expenses during 2002 is attributable to the absence of any operating business.

     Interest expense decreased to $124,000 for the three months ended June 30, 2002 from $206,000 during the comparable period in 2001. This decrease was attributable to a reduction in average debt outstanding during the first quarter of 2002, due to the cancellation of $4.1 million of debt in November 2001 in connection with the sale of assets to Avery.

     During the second quarter of 2001, we recorded beneficial interest expense of $29,250 related to the difference between (i) the committed selling price of 532,000 shares of common stock to be sold to related parties and (ii) the market price of the stock on the day such commitments were made. The shares were offered to the related parties in connection with loans made by such parties during the second quarter of 2001 (see Note 4 to financial statements). There was no beneficial interest expense during the second quarter of 2002.

     During the second quarter of 2002, we realized other income of $15,198 arising from a refund of insurance premiums and the forgiveness of payables as the result of negotiations with one creditor. In the second quarter of 2001, we recorded other expense of $21,293.

     As a result of the foregoing, the net loss for the three months ended June 30, 2002 was $123,203, compared to a net loss of $1,090,366 in second quarter of 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

     Gross revenues for the six months ended June 30, 2002 were zero, compared to $277,933 for the comparable 2001 period. The absence of revenue during the first six months of 2002 reflected the November 2001 sale of assets related to the Company's intelligent message communications business.

     Cost of revenues for the six months ended June 30, 2002 was zero, compared to $540,025 in the first six months of 2001. The absence of any cost of revenues in the first six months of 2002 reflected the absence of revenue, which was the result of the November 2001 sale of assets related to the Company's intelligent message communications business.

       A gross profit or loss of zero was achieved for the six months ended June 30, 2002, compared to a gross loss of $262,092 during the comparable period of 2001.

     Selling, general and administrative expenses for the six months ended June 30, 2002 were $45,896 and related principally to audit fees and other administrative expenses. During the first six months of 2001, such expenses had totaled $2,229,970. The majority of the expenses in 2001 were for employee compensation, marketing programs and professional fees. The decrease in expenses during 2002 is attributable to the absence of any operating business.

     Interest expense decreased to $248,000 for the six months ended June 30, 2002 from $390,000 during the comparable period in 2001. This decrease was attributable to a reduction in average debt outstanding during 2002, due to the cancellation of $4.1 million of debt in November 2001 in connection with the sale of assets to Avery.

     During the first six months of 2002, we recorded other income of $115,198. Of that total, $100,000 related to a cash payment received from Avery in March 2002 in connection with our agreement to cancel Avery's obligation to pay us an amount equal to five percent (5%) of the net after-tax income, if any, generated by the intelligent message communications service business, acquired by Avery from us, for a period of five years following the closing date (see Note 6 to financial statements). The remaining $15,198 related to a refund of insurance premiums and forgiveness of payables.

     During the first six months of 2001, we recorded beneficial interest expense of $158,920 related to the difference between (i) the committed selling price of 1,520,000 shares of common stock to be sold to related parties and (ii) the market price of the stock on the day such commitments were made. The shares were offered to the related parties in connection with loans made by such parties during the first six months of 2001 (see Note 4 to financial statements).

     As a result of the foregoing, the net loss for the six months ended June 30, 2002 was $178,698, compared to a net loss of $3,062,275 in first six months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, we had negative working capital of $5.9 million, largely attributable to $5.7 million in short-term indebtedness and accrued interest owed to related parties. During the first six months of 2002, we satisfied working capital requirements through cash flow generated by a $100,000 cash payment from Avery in exchange for a release of Avery's commitment to pay a contingent royalty over the next five years and $4,600 in cash advances from a related party. Net cash provided by operating activities was $34,723 during the first six months of 2002, as a result of an increase in accrued interest owed to a related party and a reduction in deposits on vacated properties, offset by an operating losses and a reduction in accounts payable. Net cash used by financing activities during the first six months of 2002 was $36,467, principally attributable to the payment of interest to a related party. Our cash balance at June 30, 2002 was $82.

GOING CONCERN

     We have generated minimal revenues and incurred substantial losses from operations since our inception. As a result, our independent auditors included an explanatory paragraph in their report for the years ended December 31, 1999, December 31, 2000 and December 31, 2001, which indicated a substantial doubt as to our ability to continue as a going concern.

FORWARD-LOOKING STATEMENTS

     The foregoing discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of Qorus, including plans and objectives related to the consummation of future acquisitions and private and/or public issuances of Qorus' equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Qorus. Although Qorus believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Qorus or any other person that the objectives and plans of Qorus will be achieved.

                                     Part II

                                Other Information

Item 1.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

                   See Index to Exhibits attached hereto.

(b)      Reports on Form 8-K

                  None.

Item 2.  Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Chicago, Illinois on the 13th day of August 2002.

                                 QORUS.COM, INC.



                           By: /s/ Thomas C. Ratchford
                               ---------------------------------
                               Thomas C. Ratchford
                               Chief Financial Officer

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

10.56 First Amendment to Asset Purchase Agreement, dated October 17, 2001, among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)
10.57 Demand Promissory Note, dated as of October 30, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $72,000 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)
10.58 Demand Promissory Note, dated as of November 5, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $10,000 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)
10.59 Demand Promissory Note, dated as of November 14, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $77,000 (incorporated by reference to the same Exhibit No. of the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed by Qorus.com, Inc.)
10.60 First Amendment to Consulting Agreement dated as of March 15, 2002 between Qorus.com, Inc. and Thurston Group, Inc. (incorporated by reference to the same Exhibit No. of the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed by Qorus.com, Inc.)
10.61 Second Amendment to Asset Purchase Agreement, dated March 15, 2002, among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. (incorporated by reference to the same Exhibit No. of the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed by Qorus.com, Inc.)
10.62 Demand Promissory Note, dated as of May 22, 2002, payable to Thurston Interests, LLC by Qorus.com, Inc. in the original principal amount of $2,600 (filed herewith)
10.63 Demand Promissory Note, dated as of June 6, 2002, payable to Thurston Interests, LLC by Qorus.com, Inc. in the original principal amount of $2,000 (filed herewith)
10.64 Addendum to Notes dated as of July 16, 2002, among Qorus.com, Inc., Thurston Interests, LLC and Customer Care & Technology Holdings, Inc. (filed herewith)
21.1     Subsidiaries of Registrant (filed herewith)
99.1 Certificate of the Chief Executive Officer dated as of August 12, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.2 Certificate of the Chief Financial Officer dated as of August 12, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)