Form 10QSB
period 2002-09-30
QORUS COM INC
filed 2002-11-06
CIK 1095691

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2002

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

     Number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2002: 15,972,405



           Transitional Small Business Disclosure Format (Check One):
                                  Yes [ ] No[X]

                                Table of Contents

Part I   Financial Information

     Item 1.  Financial Statements                                          Page
                                                                            ----

              Balance Sheet dated as of September 30, 2002 (Unaudited) and
              December 31, 2001 (Audited)                                     3

              Statement of Operations (Unaudited)
              for the three months ended September 30, 2002 and 2001          4

              Statement of Operations (Unaudited)
              for the nine months ended September 30, 2002 and 2001           5

              Statement of Cash Flows (Unaudited)
              for the nine months ended September 30, 2002 and 2001           6

              Notes to Financial Statements (Unaudited)                       7

     Item 2.  Management's Discussion and Analysis or Plan of Operation       9



Part II   Other information

     Item 1.  Exhibits and Reports on Form 8-K.                              12

     Item 2.  Signatures                                                     12

QORUS.COM, INC.
CONDENSED BALANCE SHEET

                                                 September 30,      December 31,
                                                     2002               2001
                                                  (Unaudited)        (Audited)
ASSETS

CURRENT ASSETS:
Cash                                              $         124     $    1 ,826
Other assets--deposits                                        -         125,747
                                                 --------------    ------------
TOTAL ASSETS                                      $         124     $   127,573
                                                 ==============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses             $     212,091     $   366,292
Accrued expenses due related parties                  1,067,284         736,351
Notes payable to related parties                      4,780,599       4,772,999
                                                 --------------    ------------
Total current liabilities                             6,059,974       5,875,642
                                                 --------------    ------------

STOCKHOLDERS' DEFICIT;
Preferred stock, par value $.01; 5,000,000
    shares authorized and no shares issued
Common stock,  par value $.001;  50,000,000
    shares authorized  and  15,972,405 shares
    issued  and outstanding  (18,982,405  at
    December  31,  2001) and 3,010,000 shares
    held as treasury stock (none
    at December 31, 2001)                                18,982          18,982
Additional paid-in capital                            9,864,784       9,864,784
Accumulated deficit                                 (15,940,866)    (15,629,085)
Note receivable for common stock                         (2,750)         (2,750)
                                                 --------------    ------------
Total stockholders' deficit                          (6,059,850)     (5,748,069)
                                                 --------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $         124     $   127,573
                                                 ==============    ============

See accompanying notes to financial statements.

QORUS.COM, INC.
STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30

                                                       2002             2001
                                                   -------------   ------------
                                                     (Unaudited)    (Unaudited)

REVENUES                                                              $ 137,726

COST OF REVENUES                                                         63,828
                                                   -------------   ------------
GROSS PROFIT (LOSS)                                                      73,898

OPERATING EXPENSES:
Selling, general and administrative                       10,680        556,113
                                                   -------------   ------------

LOSS FROM OPERATIONS                                     (10,680)      (482,215)

OTHER INCOME (EXPENSE):
Interest expense                                        (124,000)      (222,000)
Beneficial interest expense                                             (37,280)
Other income (expense)                                     1,597        219,300
                                                   -------------   ------------

Loss before income taxes                                (133,083)      (522,195)
Income taxes                                                                800
                                                   -------------   ------------
NET LOSS                                              $ (133,083)    $ (522,995)
                                                   ==============  ============
BASIC AND DILUTED LOSS PER SHARE                         $ (0.01)       $ (0.03)
                                                   ==============  ============
Weighted average shares of
common stock outstanding                              15,972,405     18,860,014



See accompanying notes to financial statements.

QORUS.COM, INC.
STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                                       2002             2001
                                                   -------------   ------------
                                                     (Unaudited)    (Unaudited)

REVENUES                                                              $ 415,659

COST OF REVENUES                                                        603,853
                                                   -------------   ------------
GROSS PROFIT (LOSS)                                                    (188,194)

OPERATING EXPENSES:
Selling, general and administrative                       56,576      2,786,083
                                                   -------------   ------------
LOSS FROM OPERATIONS                                     (56,576)    (2,974,277)

OTHER INCOME (EXPENSE):
Interest expense                                        (372,000)      (612,000)
Beneficial interest expense                                            (196,200)
Forgiveness of accounts payables and accruals                           219,300
Other income (expense)                                   116,795        (21,293)
                                                   -------------   ------------
Loss before income taxes                                (311,781)    (3,584,470)
Income taxes                                                                800
                                                   -------------   ------------

NET LOSS                                              $ (311,781)  $ (3,585,270)
                                                   ==============  ============
BASIC AND DILUTED LOSS PER SHARE                         $ (0.02)       $ (0.20)
                                                   ==============  ============
Weighted average shares of
common stock outstanding                              16,786,220     18,261,046



See accompanying notes to financial statements.

QORUS.COM, INC.
STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPEMBER 30
                                                       2002            2001
                                                   -------------   ------------

                                                     (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                              $ (311,781)  $ (3,585,270)
Adjustments to reconcile net loss to net cash
   (used) provided by operating activities:
   Depreciation                                                         139,217
   Amortization                                                          22,674
   Deposits                                              125,747
   Loss on sale of property/impairment                                   26,839
   Beneficial interest expense                                          196,200
   Income from forgiveness of accounts payable
     and accruals                                                      (219,300)
   Accrued interest -- related party                     372,000        612,000
Changes in operating assets & liabilities:
   Accounts receivable                                                  (95,003)
   Prepaid expenses and other assets                                     99,729
   Accrued expenses/accounts payable                    (154,201)       377,776
                                                   --------------  -------------
      Net cash (used) provided by
          operating activities                            31,765     (2,425,138)
                                                   --------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                      (2,150)
 Sale of property                                                        10,000
 Deposits                                                                67,930
                                                   --------------  -------------
      Net cash (used) provided by
          investing activities                                           75,780
                                                   --------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable borrowings                                   7,600      2,307,500
Repayments of borrowings                                                (69,000)
Payment of interest - related party                      (41,067)
Proceeds from issuance of common stock, net                              12,450
                                                   --------------  -------------
Net cash (used) provided by financing activities         (33,467)     2,250,950
                                                   --------------  -------------
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS           (1,702)       (98,408)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                  1,826         98,926
                                                   --------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 124           $518
                                                   ==============  =============
--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (UNAUDITED):
Cash paid during the nine months ended September 30 for:

                                      2002          2001
                                   -------          ----
  Interest                         $41,067        $4,077
  Income taxes                         -0-        $  800

During the nine months ended September 30, 2002, the Company wrote off $125,747 of deposits on vacated properties. During the nine months ended September 30, 2002, the Company recorded $372,000 in accrued interest on related party debt.

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

                  The information furnished reflects all adjustments (all of which were of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months or nine months ended September 30 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

3.       NOTES PAYABLE TO RELATED PARTY

                  The Company had notes payable of $4.8 million outstanding at September 30, 2002. All such notes are payable to related parties. $4.7 million of such notes are secured by liens on all of the assets of the Company and bear interest at 10% to 12%. During 2002, the Company obtained an extension of the maturity date on said notes, which now mature on demand but no later than December 31, 2002. Certain of such notes, in an aggregate amount of $4.0 million, automatically convert into the same securities received by any new investor(s) if the Company or one of its subsidiaries completes new financing of at least $5 million.

                  At September 30, 2002, the Company had an unsecured note payable of $0.1 million, which is owed to a related party, accrues interest at 15% per annum and is due on demand. In addition, the Company has committed to sell 20,000 shares of common stock at par value to the unsecured noteholder.

4.       BENEFICIAL INTEREST EXPENSE

                  In connection with $0.5 million of notes issued to related parties during the third quarter of 2001, the Board of Directors authorized the issuance of 635,500 shares of its common stock for $0.01 per share as additional consideration for the financing. The Company recorded beneficial interest expense of $37,280 during the third quarter of 2001 in connection with such shares. The amount of the beneficial interest expense was calculated on the basis of the difference, on the date the lender became entitled to purchase such shares, between (i) the closing market price and (ii) the price at which the lender was entitled to buy the shares. There was no beneficial interest expense during 2002.

5.       INCOME TAXES

                  The Company has generated  substantial tax loss carry-forwards that created a significant deferred tax asset at September 30, 2002. The Company has not assigned any value to such asset due to the uncertainty of realization of the value. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

                  At September 30, 2002, the Company had net operating loss carry-forwards for federal tax purposes of approximately $11 million, which are available to offset future taxable income, if any, through 2021.

6.       MANAGEMENT PLANS

                  Prior to November 2001, the Company provided intelligent message communications services to enterprises in the travel and hospitality sectors. Our services enabled users to improve their customer relationships and their supply and demand chain management while reducing expenses. In November 2001, we sold substantially all of our assets to Avery Communications, Inc. ("Avery"). As a result, we no longer have any meaningful business assets, operations or sources of revenue. We are considering the acquisition of business service entities, particularly in the credit and collection sector.

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

                  At September 30, 2002, we had $124 in cash resources. Management projects that available cash resources will be insufficient to meet its cash flow requirements through the next twelve months. Accordingly, management has considered alternate plans that include, but are not limited to (i) the acquisition of or merger with companies with expertise in advanced information communications technology, including but not limited to debt collection agencies and (ii) debt and equity financings to provide capital for such acquisitions or mergers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

     Gross revenues for the three months ended September 30, 2002 were zero, compared to $137,726 for the comparable 2001 period. The absence of revenue in the third quarter of 2002 reflected the November 2001 sale of assets related to the Company's intelligent message communications business.

     Cost of revenues for the three months ended September 30, 2002 was zero, compared to $63,828 in the third quarter of 2001. The absence of any cost of revenues in the third quarter of 2002 reflected the absence of revenue, which was the result of the November 2001 sale of assets related to the Company's intelligent message communications business.

       A gross profit or loss of zero was achieved for the three months ended September 30, 2002, compared to a gross profit of $73,898 in the third quarter of 2001.

     Selling, general and administrative expenses for the three months ended September 30, 2002 were $10,680 and related principally to administrative expenses. In the third quarter of 2001, such expenses had totaled $556,113. The majority of the expenses in 2001 were for employee compensation, marketing programs and professional fees. The decrease in expenses during 2002 is attributable to the absence of any operating business.

     Interest expense decreased to $124,000 for the three months ended September 30, 2002 from $222,000 during the comparable period in 2001. This decrease was attributable to a reduction in average debt outstanding during the third quarter of 2002, due to the cancellation of $4.1 million of debt in November 2001 in connection with the sale of assets to Avery.

     During the third quarter of 2001, we recorded beneficial interest expense of $37,280 related to the difference between (i) the committed selling price of 635,500 shares of common stock to be sold to related parties and (ii) the market price of the stock on the day such commitments were made. The shares were offered to the related parties in connection with loans made by such parties during the third quarter of 2001 (see Note 4 to financial statements). There was no beneficial interest expense during the third quarter of 2002.

     During the third quarter of 2001, we realized income of $213,900 arising from the negotiated forgiveness of accounts payable and accruals owed to various creditors.

     As a result of the foregoing, the net loss for the three months ended September 30, 2002 was $133,083 compared to a net loss of $522,995 in the third quarter of 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     Gross revenues for the nine months ended September 30, 2002 were zero, compared to $415,659 for the comparable 2001 period. The absence of revenue during the first nine months of 2002 reflected the November 2001 sale of assets related to the Company's intelligent message communications business.

     Cost of revenues for the nine months ended September 30, 2002 was zero, compared to $603,853 during the first nine months of 2001. The absence of any cost of revenues in the first nine months of 2002 reflected the absence of revenue, which was the result of the November 2001 sale of assets related to the Company's intelligent message communications business.

       A gross profit or loss of zero was achieved for the nine months ended September 30, 2002, compared to a gross loss of $188,194 during the comparable period of 2001.

     Selling, general and administrative expenses for the nine months ended September 30, 2002 were $56,576 and related principally to audit fees and other administrative expenses. During the first nine months of 2001, such expenses had totaled $2,786,083. The majority of the expenses in 2001 were for employee compensation, marketing programs and professional fees. The decrease in expenses during 2002 is attributable to the absence of any operating business.

     Interest expense decreased to $372,000 for the nine months ended September 30, 2002 from $612,000 during the comparable period in 2001. This decrease was attributable to a reduction in average debt outstanding during 2002, due to the cancellation of $4.1 million of debt in November 2001 in connection with the sale of assets to Avery.

     During the first nine months of 2002, we recorded other income of $116,795. Of that total, $100,000 related to a cash payment received from Avery in March 2002 in connection with our agreement to cancel Avery's obligation to pay us an amount equal to five percent (5%) of the net after-tax income, if any, generated by the intelligent message communications service business, acquired by Avery from us, for a period of five years following the closing date (see Note 6 to financial statements). The remaining $16,795 related to a refund of insurance premiums and forgiveness of payables.

     During the first nine months of 2001, we recorded beneficial interest expense of $196,200 related to the difference between (i) the committed selling price of 2,155,500 shares of common stock to be sold to related parties and (ii) the market price of the stock on the day such commitments were made. The shares were offered to the related parties in connection with loans made by such parties during the first nine months of 2001 (see Note 4 to financial statements).

     During the first nine months of 2001, we realized income of $213,900 arising from the negotiated forgiveness of accounts payable and accruals owed to various creditors.

     As a result of the foregoing, the net loss for the nine months ended September 30, 2002 was $311,781, compared to a net loss of $3,585,270 during the first nine months of 2001.

CRUCIAL ACCOUNTING POLICIES

Based on the lack of any operations, we currently have no crucial accounting policies

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, we had negative working capital of $6.1 million, largely attributable to $5.8 million in short-term indebtedness and accrued interest owed to related parties. During the first nine months of 2002, we satisfied working capital requirements through cash flow generated by a $100,000 cash payment from Avery in exchange for a release of Avery's commitment to pay a contingent royalty over the next five years and $7,600 in cash advances from a related party (see Note 6 to Financial Statements). Net cash provided by operating activities was $31,765 during the first nine months of 2002, as a result of a $372,000 increase in accrued interest owed to a related party and a $125,747 reduction in deposits on vacated properties, offset by $311,781 of operating losses and a $154,201 reduction in accounts payable. Net cash used by financing activities during the first nine months of 2002 was $33,467 principally attributable to the payment of $41,067 of interest to a related party. Our cash balance at September 30, 2002 was $124.

DISCLOSURE CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the company's periodic SEC filings.

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

                                     Part II

                                Other Information

Item 1.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

                   See Index to Exhibits attached hereto.

(b)      Reports on Form 8-K

                  None.

Item 2.  Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Chicago, Illinois on the 6th day of November 2002.

                                                     QORUS.COM, INC.

                                                By: /s/ Thomas C. Ratchford
                                                --------------------------------
                                                Thomas C. Ratchford
                                                Chief Financial Officer

                                 QORUS.COM, INC.
                                  CERTIFICATION

I, Patrick J. Haynes, III, Chief Executive Officer of Qorus.com, Inc. (the "Company"), certify that:

1.       I have reviewed this quarterly report of the Company on Form 10-QSB;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 6, 2002               /s/ Patrick J. Haynes, III
                               --------------------------
                               Patrick J. Haynes, III, Chief Executive Officer

                                 QORUS.COM, INC.
                                  CERTIFICATION

I, Thomas C. Ratchford, Chief Financial Officer of Qorus.com, Inc. (the "Company"), certify that:

1.       I have reviewed this quarterly report of the Company on Form 10-QSB;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 6, 2002                    /s/ Thomas C. Ratchford
                                    -----------------------
                                    Thomas C. Ratchford, Chief Financial Officer

Exhibit
Number   Description of Exhibit
-------  -----------------------------------------------------------------------

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

10.17 Lease and Service Agreement by and between Southern European Communications Corp., a Delaware corporation, and VANTAS/Fair Oaks dated December 23, 1999 (incorporated by reference to Exhibit No. 6.17 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)
10.18 Internet Data Center Services Agreement by and between Qorus.com, Inc., a Delaware corporation, and Exodus Communications, Inc. (incorporated by reference to Exhibit No. 6.18 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)
10.19 Amendment No. 2 to Acquisition Agreement between Golf Ball World, Inc., a Florida corporation, and the stockholders of Qorus.com, Inc., a Delaware corporation (incorporated by reference to Exhibit No. 6.19 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)
10.20 Settlement Agreement and Release by and between Qorus.com, Inc. and Tornado Development, Inc. Dated October 28, 1999 (incorporated by reference to Exhibit No. 6.20 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)
10.21 Amendment No. 1 to Software License Agreement dated October 28, 1999 by and between Qorus.com, Inc. and Tornado Development, Inc. (incorporated by reference to Exhibit No. 6.21 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)
10.22    Employment  Agreement,  dated  as of  March  1,  2000,  by and  between
         Qorus.com,  Inc.,  a  Florida  corporation,   and  James  W.  Blaisdell
         (incorporated by reference to Exhibit No. 6.22 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)
10.23 Promissory Note, dated as of November 1, 1999, payable to Thomson Kernaghan & Co., Ltd. in the original principal amount of $100,000.00 (incorporated by reference to Exhibit No. 6.23 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)
10.24 Subscription Agreement, dated as of November 1, 1999, by and between Qorus.com, Inc., a Florida corporation, and Thomson Kernaghan & Co., Ltd. (incorporated by reference to Exhibit No. 6.24 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)
10.25 Agreement for Professional Services, dated as of February 1, 2000, by and between Qorus.com, Inc., a Florida corporation, and Leighton W. Smith (incorporated by reference to Exhibit No. 6.25 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)
10.26 Amendment to Agreement for Professional Services, dated as of March 2, 2000, by and between Qorus.com, Inc., a Florida corporation, and Leighton W. Smith (incorporated by reference to Exhibit No. 6.26 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)
10.27 Agreement for Professional Services, dated as of March 2, 2000, by and between Qorus.com, Inc., a Florida corporation, and Michael J. Labedz (incorporated by reference to Exhibit No. 6.27 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)
10.28 Agreement for Professional Services, dated as of March 2, 2000, by and between Qorus.com, Inc., a Florida corporation, and Willard C. McNitt, Jr. (incorporated by reference to Exhibit No. 6.28 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)
10.29 Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit No. 6.29 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)
10.30 Warrant, dated March 27, 2000, issued to First Portland Corporation (incorporated by reference to Exhibit No. 6.30 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)
10.31    Promissory  Note,  dated as of March  27,  2000,  payable  to  Thurston
         Interests,   L.L.C.  in  the  original  principal  amount  of  $750,000
         (incorporated by reference to Exhibit No. 6.31 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

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

10.56 First Amendment to Asset Purchase Agreement, dated October 17, 2001, among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)
10.57 Demand Promissory Note, dated as of October 30, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $72,000 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)
10.58 Demand Promissory Note, dated as of November 5, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $10,000 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)
10.59 Demand Promissory Note, dated as of November 14, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $77,000 (incorporated by reference to the same Exhibit No. of the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed by Qorus.com, Inc.)
10.60 First Amendment to Consulting Agreement dated as of March 15, 2002 between Qorus.com, Inc. and Thurston Group, Inc. (incorporated by reference to the same Exhibit No. of the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed by Qorus.com, Inc.)
10.61 Second Amendment to Asset Purchase Agreement, dated March 15, 2002, among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. (incorporated by reference to the same Exhibit No. of the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed by Qorus.com, Inc.)
10.62 Demand Promissory Note, dated as of May 22, 2002, payable to Thurston Interests, LLC by Qorus.com, Inc. in the original principal amount of $2,600 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed by Qorus.com, Inc.)
10.63 Demand Promissory Note, dated as of June 6, 2002, payable to Thurston Interests, LLC by Qorus.com, Inc. in the original principal amount of $2,000 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed by Qorus.com, Inc.)
10.64 Addendum to Notes dated as of July 16, 2002, among Qorus.com, Inc., Thurston Interests, LLC and Customer Care & Technology Holdings, Inc. (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed by Qorus.com, Inc.)
10.65 Demand Promissory Note, dated as of July 12, 2002, payable to Thurston Interests, LLC by Qorus.com, Inc. in the original principal amount of $3,000 (filed herewith)
99.1 Certificate of the Chief Executive Officer dated as of November 6, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.2 Certificate of the Chief Financial Officer dated as of November 6, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)