Form 10QSB/A
period 2002-09-30
QORUS COM INC
filed 2002-11-13
CIK 1095691

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                                Table of Contents

Part I   Financial Information

     Item 1.  Financial Statements                                          Page
                                                                            ----

              Balance Sheet dated as of September 30, 2002 (Unaudited) and
              December 31, 2001 (Audited)                                     3

              Statement of Operations (Unaudited)
              for the three months ended September 30, 2002 and 2001          4

              Statement of Operations (Unaudited)
              for the nine months ended September 30, 2002 and 2001           5

              Statement of Cash Flows (Unaudited)
              for the nine months ended September 30, 2002 and 2001           6

              Notes to Financial Statements (Unaudited)                       7

     Item 2.  Management's Discussion and Analysis or Plan of Operation       9

     Item 3.  Controls and Procedures                                        11

Part II   Other information

     Item 1.  Exhibits and Reports on Form 8-K.                              12

     Item 2.  Signatures                                                     12

     Item 3.  Controls and Procedures                                        12

QORUS.COM, INC.
CONDENSED BALANCE SHEET

                                                 September 30,      December 31,
                                                     2002               2001
                                                  (Unaudited)        (Audited)
ASSETS

CURRENT ASSETS:
Cash                                              $         124     $    1 ,826
Other assets--deposits                                        -         125,747
                                                 --------------    ------------
TOTAL ASSETS                                      $         124     $   127,573
                                                 ==============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses             $     212,091     $   366,292
Accrued expenses due related parties                  1,067,284         736,351
Notes payable to related parties                      4,780,599       4,772,999
                                                 --------------    ------------
Total current liabilities                             6,059,974       5,875,642
                                                 --------------    ------------

STOCKHOLDERS' DEFICIT;
Preferred stock, par value $.01; 5,000,000
    shares authorized and no shares issued
Common stock,  par value $.001;  50,000,000
    shares authorized  and  15,972,405 shares
    issued  and outstanding  (18,982,405  at
    December  31,  2001) and 3,010,000 shares
    held as treasury stock (none
    at December 31, 2001)                                18,982          18,982
Additional paid-in capital                            9,864,784       9,864,784
Accumulated deficit                                 (15,940,866)    (15,629,085)
Note receivable for common stock                         (2,750)         (2,750)
                                                 --------------    ------------
Total stockholders' deficit                          (6,059,850)     (5,748,069)
                                                 --------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $         124     $   127,573
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

Item 3   CONTROLS AND PROCEDURES

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

                                     Part II

                                Other Information

Item 1.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

                   See Index to Exhibits attached hereto.

(b)      Reports on Form 8-K

                  None.

Item 2.  Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Chicago, Illinois on the 12th day of November 2002.

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

1. I have reviewed this amendment to the quarterly report of the Company on Form 10-QSB/A;

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

November 12, 2002              /s/ Patrick J. Haynes, III
                               --------------------------
                               Patrick J. Haynes, III, Chief Executive Officer

                                 QORUS.COM, INC.
                                  CERTIFICATION

I, Thomas C. Ratchford, Chief Financial Officer of Qorus.com, Inc. (the "Company"), certify that:

1. I have reviewed this amendment to the quarterly report of the Company on Form 10-QSB/A;

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

November 12, 2002                   /s/ Thomas C. Ratchford
                                    -----------------------
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

10.56 First Amendment to Asset Purchase Agreement, dated October 17, 2001, among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)
10.57 Demand Promissory Note, dated as of October 30, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $72,000 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)
10.58 Demand Promissory Note, dated as of November 5, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $10,000 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)
10.59 Demand Promissory Note, dated as of November 14, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $77,000 (incorporated by reference to the same Exhibit No. of the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed by Qorus.com, Inc.)
10.60 First Amendment to Consulting Agreement dated as of March 15, 2002 between Qorus.com, Inc. and Thurston Group, Inc. (incorporated by reference to the same Exhibit No. of the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed by Qorus.com, Inc.)
10.61 Second Amendment to Asset Purchase Agreement, dated March 15, 2002, among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. (incorporated by reference to the same Exhibit No. of the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed by Qorus.com, Inc.)
10.62 Demand Promissory Note, dated as of May 22, 2002, payable to Thurston Interests, LLC by Qorus.com, Inc. in the original principal amount of $2,600 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed by Qorus.com, Inc.)
10.63 Demand Promissory Note, dated as of June 6, 2002, payable to Thurston Interests, LLC by Qorus.com, Inc. in the original principal amount of $2,000 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed by Qorus.com, Inc.)
10.64 Addendum to Notes dated as of July 16, 2002, among Qorus.com, Inc., Thurston Interests, LLC and Customer Care & Technology Holdings, Inc. (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed by Qorus.com, Inc.)
10.65 Demand Promissory Note, dated as of July 12, 2002, payable to Thurston Interests, LLC by Qorus.com, Inc. in the original principal amount of $3,000 (previously filed)
99.1 Certificate of the Chief Executive Officer dated as of November 12, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.2 Certificate of the Chief Financial Officer dated as of November 12, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)