Form 10KSB
period 2002-12-31
QORUS COM INC
filed 2003-03-31
CIK 1095691

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO


                             COMMISSION FILE NUMBER
                                     0-27551

                                 QORUS.COM, INC.
                 (Name of Small Business Issuer in its Charter)


                FLORIDA                                        65-0358792
    (State or other jurisdiction of                         (I.R.S. employer
     incorporation or organization)                        identification no.)



         2700 Patriot Boulevard
               Suite 150
           Glenview, IL 60025                                       60025
(Address of principal executive offices)                         (Zip Code)

                                (847) 832 - 0077
                (Issuer's telephone number, including area code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     Issuer's revenues for its most recent fiscal year:  Nil

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock as reported on March 25, 2003 by the National Quotation Bureau Pink Sheets) was approximately $5,000.

     As of March 25, 2003, 15,972,405 shares of the registrant's Common Stock were outstanding.


           Transitional Small Business Disclosure Format (Check One):
                                    Yes No X

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                                  PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

Summary

     Prior to November 2001, Qorus.com, Inc., a Florida corporation ("Qorus" or the "Company"), provided intelligent message communications services to enterprises in the travel and hospitality sectors. Our services enabled users to improve their customer relationships and their supply and demand chain management while reducing expenses. In November 2001, we sold substantially all of our assets to an entity under common control. As a result, we no longer have any meaningful business assets, operations or sources of revenue. We are pursuing the acquisition of business service entities, particularly in the credit and collection sector.

     To date, we have not generated any significant revenues. We will require substantial additional financing to execute our business plan. The accompanying financial statements include a "going concern" explanatory paragraph from our accountants.

Related Parties and Affiliates

     We are controlled by Patrick J. Haynes, III and his affiliates, including Thurston Group, Inc., a privately owned merchant banking firm located in Chicago, Illinois. Mr. Haynes, directly and indirectly, through his various affiliates and investment limited partnerships, beneficially owns approximately 58% of our common stock.

     Mr. Haynes serves as Chairman of the Board of the Company. Our board has granted Mr. Haynes broad authority to manage our day-to-day affairs, and Mr. Haynes actively participates in our management. Mr. Haynes does not, however, have an employment contract with us and does not receive any compensation for his services.

History

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

     In July 1999, Qorus Delaware acquired substantially all of the operating assets of NetDox to use in its intelligent messaging business.

     On or about October 5, 1999, Qorus Delaware was merged with and into Qorus (the former "Golf Ball World, Inc.").

Sale of Assets in 2001

         In November 2001, we sold substantially all of our and our subsidiaries' assets, including our intelligent message communications service business, to Avery Communications, Inc. an entity related through common ownership. We did not receive any cash in connection with the sale. Instead, Avery returned to us $4,064,500 of notes payable owed to Avery and agreed to assume certain of Qorus' liabilities. Additionally, Avery agreed to pay us five percent of the net after-tax income, if any, generated by the acquired intelligent message communications service business for a period of five years following the closing date.

         This  transaction  was  approved  by a  majority  of  our  stockholders
pursuant  to  a  written  consent.  An  information   statement  describing  the
transaction was distributed to stockholders on October 30, 2001.

           In March 2002, we agreed to cancel Avery's commitment to pay us five percent of the net after-tax income, if any, generated by the acquired intelligent message communications service business for a period of five years following the closing date, in exchange for Avery's cash payment of $100,000, return of 3,010,000 shares of our common stock and cancellation of unexercised options under which Avery had a right to purchase up to 1,066,500 shares of our common stock at a price of $0.01 each. These shares of common stock and rights to purchase common stock were originally acquired during 2000 and 2001.


Employees

     As of March 15, 2003, we had two executive officers and no other employees. Mr. Haynes, our Chairman and Chief Executive Officer, has never received any compensation from Qorus. Mr. Ratchford, our Chief Financial Officer, has not received any compensation from us since November 2001.


Risk Factors

We may need substantial additional financing to continue as a going concern. We have no present commitments to obtain long-term financing.


     Upon completion of the sale of our assets in 2001, we had no significant assets or source of revenues. The Company intends to develop or acquire a business or businesses which will require additional financing. Currently, we do not have any funding commitments. We have retained the Thurston Group to assist us in locating and securing permanent financing. Our failure to obtain substantial additional financing would materially adversely affect our ability to implement our business plan.

     A significant percentage of our outstanding common stock is controlled by insiders. Therefore, current management can continue to govern the company and may deter a change in control which could be beneficial to other stockholders.

     In the aggregate, our executive officers and directors, and their affiliates, beneficially own approximately 59% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control most matters submitted to stockholders of Qorus for approval, including the election and removal of directors and the control of management. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Qorus, impeding a merger, consolidation, takeover or other business combination involving Qorus or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could have a materially adverse effect on our market value.

     Our common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk of loss to persons owning our common stock.

     Because of the limited trading market for our common stock, and because of expected price volatility, you may not be able to purchase or sell shares of our common stock when you desire to do so. The inability to sell shares in a rapidly declining market may substantially increase an investor's risk of loss because of such illiquidity and because the price for our common stock may suffer declines because of its price volatility.

We are not required to meet or maintain any listing standards for our common stock to be traded on the OTC Bulletin Board.

     The OTC Bulletin Board is separate and distinct from The Nasdaq Stock Market. Although the OTCBB is a regulated quotation service operated by The Nasdaq Stock Market that displays real-time quotes, last sale prices, and volume information in over-the-counter equity securities such as our common stock, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be traded on the OTCBB. Our common stock does not presently meet the minimum listing standards of The Nasdaq Stock Market or any other national securities exchange.


ITEM 2.           DESCRIPTION OF PROPERTIES.


     In 2002, our executive offices were located at 135 South LaSalle Street, Suite 1710, Chicago, Illinois. During March 2003, we relocate our executive offices to 2700 Patriot Boulevard, Glenview, Illinois. The Company continues to shares office space with Thurston Group, but the latter has not charged us for any rent or other occupancy expenses. The Company has unsuccessfully attempted to sublease 4,643 square feet of previously-occupied executive office space in Fairfax, Virginia. The Fairfax, VA space is leased from a non-affiliated party under a lease which expires on May 31, 2005. The required monthly rental payment under the lease is $10,550. The rental payments for this space have been in arrears since February 2001.


ITEM 3.  LEGAL PROCEEDINGS.

     None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     There were no matters submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2002.



                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


         Our common stock is traded in the over-the-counter market, and quotations may be found in the "pink sheets" published by Pink Sheets LLC. Our common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility.. Prior to May 17, 1999, our shares of common stock were traded under the symbol "GBLL". The reported high and low bid prices for the common  stock as  reported  by Pink  Sheets  LLC are  shown  below for each quarter in the previous two fiscal years. The quotations reflect inter-dealer prices and do not include retail mark-ups, markdowns or commissions. The prices do not necessarily reflect actual transactions.

                                                   High         Low
                                                 ----------  -----------
2002
   First Quarter                                  $0.015       $0.005
   Second Quarter                                 $0.006       $0.005
   Third Quarter                                  $0.019       $0.002
   Fourth Quarter                                 $0.019       $0.001

2001
   First Quarter                                   $0.20       $0.13
   Second Quarter                                  $0.13       $0.05
   Third Quarter                                   $0.07       $0.06
   Fourth Quarter                                  $0.07       $0.01


         The approximate number of holders of record of our common stock on March 25, 2003 was 150.


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

     In December 2001, 25,000 shares of common stock were purchased for the treasury, and we cancelled these shares. The shares were purchased from an unrelated party at a price of $0.01 per share.

     At various times between May 19, 1999 and December 31, 2001, Qorus has granted options to purchase an aggregate of 1.8 million shares of Qorus' common stock to Qorus' directors, officers and employees pursuant to Qorus' 1999 stock option plan. In addition, Qorus also granted options to purchase an aggregate of
1.9 million shares of Qorus' common stock to Qorus' employees and other parties pursuant to individual option agreements. Such options were granted in reliance upon the exemption provided in Rule 701 under the Securities Act.

     In connection with the sale of assets to Avery in November 2001, Avery agreed to pay to Qorus an amount equal to five percent (5%) of the net after-tax income, if any, generated by the acquired intelligent message communications service business for a period of five years following the closing date. Pursuant to an agreement among the parties entered into in March 2002, we agreed to eliminate this royalty obligation in exchange for a cash payment in the amount of $100,000, the return of all common shares of Qorus held by Avery or its subsidiaries and the cancellation of 1,066,500 unexercised options to purchase common shares of Qorus held by Avery or its subsidiaries.

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

Overview and Line Item Explanations

     Revenue represents service fees charged to customers. Revenue is recognized once services are rendered. Revenue in 2002 was zero.

     In 2001, our revenue of $0.5 million came from three customers. Our largest former customer acted in the capacity of a distributor of our services. In connection with that customer, we entered into a commission agreement with NetDox in September 1999 to compensate NetDox for its efforts in securing this party as a distributor. Under the agreement, NetDox was entitled to a commission in the amount of 20% of all gross revenues (excluding development fees or other non-recurring revenues) received by us as a result of efforts of this customer/distributor. In December 2000, we reached an agreement with NetDox under which NetDox released us from all past, present and future obligations to pay any commissions for any business generated by the distributor. In consideration for the release, we conveyed to NetDox our ownership interest in convertible preferred stock and warrants of Tornado Development, Inc., a software developer. In the absence of such an agreement, we would have owed NetDox $36,000 in commissions at the end of 2000.

     Our expenses have exceeded net revenues since inception. For the period from March 10, 1999 to December 31, 2002, Qorus sustained cumulative net losses totaling approximately $16 million.

RESULTS OF OPERATIONS

     Selected financial data with respect to the year ended December 31, 2002 are set forth below.

                                          Qorus.com, Inc.       Qorus.com, Inc.
                                          ---------------       ---------------
                                         December 31, 2002     December 31, 2001
               BALANCE SHEET DATA              $000                   $000

 Cash and cash equivalents                      $   -                   $ 2
 Total assets                                       -                   128
 Notes payable to related parties               4,781                 4,773
 Total liabilities                              6,363                 5,876
 Accumulated deficit                          (16,279)              (15,629)
 Total stockholders' deficit                   (6,363)               (5,748)

                                          Qorus.com, Inc.       Qorus.com, Inc.
                                          ---------------       ---------------
                                         December 31, 2002     December 31, 2001
          STATEMENT OF OPERATIONS DATA         $000                   $000

 Revenues                                       $   -                 $ 497
 Total costs and expenses                         267                 3,226
 Loss from operations                             267                 2,729
 Other income (expense), net                     (383)                3,187
 Net income (loss)                               (650)                  456
 Basic income (loss) per share                ($ 0.04)               $ 0.02
 Shares used in  computing  basic
   income or loss per share                16,582,766            18,448,210



     Our year ended 2002 financial information is not directly comparable to 2001 because of the sale of substantially all assets and operations in November 2001.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Gross revenues for the year ended December 31, 2002 were zero, compared to $497,477 during 2001. The absence of revenue during 2002 resulted from the November 2001 sale of assets and operations of our intelligent message communications business.

     Cost of revenues for the year ended December 31, 2002 was zero, compared to $623,486 during 2001. The absence of any cost of revenues in 2002 resulted from the absence of revenue, which was the result of the November 2001 sale of assets and operations of our intelligent message communications business.

     A gross profit of zero was achieved during the year ended December 31, 2002, compared to a gross loss of $126,009 during 2001. Our negative margin in 2001 reflects a volume of business which was insufficient to cover the fixed costs incurred in operating the business.

     Selling, general and administrative expenses for the year ended December 31, 2002 were $ 266,968 and related principally to rental costs for vacated space, audit fees and other administrative expenses. During 2001, such expenses had totaled $2,900,290. The majority of the expenses in 2001 were for employee compensation, marketing programs and professional fees. The decrease in expenses during 2002 is attributable to the absence of any operating business.

     Interest expense decreased to $500,000 for the year ended December 31, 2002 from $787,453 during 2001. This decrease was attributable to a reduction in average debt outstanding during 2002, due to the cancellation of $4.1 million of debt in November 2001 in connection with the sale of assets to Avery.

     In connection with the sale of our assets in November 2001, we recognized income of $4,201,590, which was the excess of the consideration paid by the buyer (in the form of debt forgiveness) over the book value of the net assets conveyed.

     During the year ended December 31, 2002, we recorded other income of $116,857. Of that total, $100,000 related to a cash payment received from Avery in March 2002 in connection with our agreement to cancel Avery's obligation to pay us an amount equal to five percent (5%) of the net after-tax income, if any, generated by the intelligent message communications service business, acquired by Avery from us, for a period of five years following the closing date (see
Note 2 to financial statements). The remaining $16,857 related to a refund of insurance premiums and forgiveness of payables.

     During the year ended December 31, 2001, we recorded beneficial interest expense of $206,542 related to the difference between (i) the committed selling price of 2,586,500 shares of common stock to be sold to related parties and (ii) the market price of the stock on the day such commitments were made. The shares were offered to the related parties in connection with loans made by such parties during 2001 (see Notes 4 and 7 to financial statements). There was zero beneficial interest expense during 2002.

     During the year ended December 31, 2001, we realized income of $297,039 arising from the negotiated forgiveness of accounts payable and accruals owed to various creditors. We have included this as an offset to sales, general and administrative expenses in determining total operating expenses.

     As a result of the foregoing, the net loss for the year ended December 31, 2002 was $650,111, compared to net income of $455,986 during 2001.


CRITICAL  ACCOUNTING POLICIES

Because we have no operations, and are not engaged in any significant transactions, we currently have no critical accounting policies.


LIQUIDITY AND CAPITAL RESOURCES


     At December 31, 2002, we had negative working capital of $6.4 million ($5.7 million at December 31, 2001), largely attributable to $6.0 million ($5.5 million at December 31 2001) in short-term indebtedness and accrued interest owed to related parties. During 2002, we satisfied immediate cash requirements through a $100,000 cash payment from Avery in exchange for a release of Avery's commitment to pay a contingent royalty over the next five years and $7,600 in cash advances from a related party (see Note to Financial Statements). Net cash used by operating activities was $9,280 during 2002 ($2,499,270 in 2001), principally as a result of a $650,111 loss offset by a $458,933 increase in accrued interest to related parties and a $125,747 decrease in deposits. The Company is in default with regard to its notes payable as effective January 1, 2003. All of the notes are payable on demand.

     We are in default under a property lease in Fairfax, Virginia. The facility had been used as the corporate headquarters for our business before we closed the office in February 2001. Monthly rental for the office space is approximately $10,550, and the lease expires on May 31, 2005. We are attempting to sublease the office space. The rental payments have been in arrears since February 2001.


     Future minimum payments under the lease are as follows:


                          CALENDAR YEAR ENDED         $000
                          -------------------
                                  2003                 $126
                                  2004                  126
                                  2005                   52
                                                    -------
                                 Total                 $304
                                                     ------


     We had $146 of cash and cash equivalents as of December 31, 2002.

GOING CONCERN

     We have generated minimal revenues and incurred substantial losses from operations since our inception. As a result, our independent auditors included an explanatory paragraph in their report for the years ended December 31, 2001 and December 31, 2002, which indicate a substantial doubt as to our ability to continue as a going concern. In order to execute the Company's business plan, the Company will need to raise additional financing.


LEGAL PROCEEDINGS

         None


IMPACT OF ACCOUNTING STANDARDS


Statement of Financial Accounting Standards Number 148

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. We have adopted the disclosure requirements of SFAS No. 148 and the adoption of this standard had no material effect on our financial condition, cash flows or results of operations.


ITEM 7.  FINANCIAL STATEMENTS.

     The following financial statements required by this item are filed herewith:

                                                                        Page

 Report of Independent Auditors dated March 11, 2003                     F-2
 Balance Sheets as of December 31, 2002 and 2001                         F-4
 Statements of Operations  for the years ended December 31, 2002         F-5
 and 2001
 Statement of Stockholders'  Equity for the years ended December         F-6
 31, 2002 and 2001
 Statements of Cash Flows for the years ended  December 31, 2002         F-7
 and 2001
 Notes to Financial Statements                                           F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 7, 2003, Qorus.com, Inc. dismissed Farber & Hass, LLP as its independent accountants. Qorus.com's Board of Directors participated in and approved the decision to change independent accountants. The reports of Farber & Hass, LLP on Qorus.com's financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles (except for explanatory paragraphs with respect to a going concern uncertainty). This change was previously reported on Form 8-K/A filed February 14, 2003.

     On February 11, 2003, Qorus.com engaged King Griffin & Adamson P.C. as its new independent accountants. During Qorus.com's two most recent fiscal years and through February 11, 2003, no consultations have occurred between Qorus.com and King Griffin & Adamson P.C. which concerned the subject matter of a disagreement with Farber & Hass, LLP. As of February 11, 2003, King Griffin & Adamson P.C. has not rendered any written or oral advice to Qorus.com on the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on Qorus.com's financial statements. This change was previously reported on Form 8-K/A filed February 14, 2003.

     Effective March 1, 2003, King Griffin & Adamson P.C. changed its name to KBA Group LLP. This change was previously reported on Form 8-K filed March 7, 2003.

                                    PART III


ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

        Name               Age                 Position               Held Since
 ----------------------   ------  ----------------------------------------------

 Patrick J. Haynes, III    53     Chief Executive Officer; Director        1999
 Robert T. Isham, Jr.      50     Director                                 1999
 Thomas C. Ratchford       54     Chief Financial Officer                  2000


     Patrick J. Haynes, III, Chief Executive Officer and Director, is the co-founder and Senior Managing Director of Thurston Group, Inc., a private merchant bank in Chicago. Mr. Haynes has held his position with Thurston Group, Inc. since 1988. In 1992, Mr. Haynes founded e.spire Communications (formerly American Communications) and held the position of President until 1993. Mr. Haynes currently serves as Chairman of Avery Communications, Inc., a position he has held since 1995. Prior to 1988, Mr. Haynes was associated with Merrill Lynch & Company, Oppenheimer & Company and Lehman Brothers, Inc. as an investment banker.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Qorus' directors, executive officers and persons who own more than 10% of the outstanding common stock of Qorus file initial reports of ownership and reports of changes in ownership in such common stock with the Securities and Exchange Commission (the "SEC"). Officers, directors and stockholders who own more than 10% of the outstanding common stock of Qorus are required by the SEC to furnish Qorus with copies of all Section 16(a) reports they file. To the knowledge of Qorus, based solely on the review of the copies of such reports furnished to Qorus and written representations that no other reports were required during the year ended December 31, 2002, all officers, directors, and 10% stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 10.          EXECUTIVE COMPENSATION.

     SUMMARY COMPENSATION TABLE
                                                       LONG TERM
                                                      COMPENSATION
                                         ANNUAL        SECURITIES
    NAME AND PRINCIPAL                COMPENSATION     UNDERLYING     ALL OTHER
         POSITION           YEAR         SALARY         OPTIONS     COMPENSATION
--------------------------------------------------------------------------------
  Patrick J. Haynes (1)
                            2002         None            None              ---
  Chief Executive Officer
                                                         None
                            2001         None

                            2000         None           50,000
 -------------------------------------------------------------------------------
  Thomas C. Ratchford (2)
                            2002         None            None              ---
  Chief Financial Officer
                                                         None
                            2001       $122,500
                            2000        $35,000          None
--------------------

(1)  Mr. Haynes became Chief Executive Officer effective March 15, 2001.

(2)  Mr.  Ratchford   became  Chief  Financial   Officer  in  October  2000.  We
     discontinued payment of compensation to Mr. Ratchford when our assets were sold on November 20, 2001.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     We have set forth in the following table certain information regarding our common stock beneficially owned on March 15, 2003 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock,
(ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At March 25, 2003, 15,972,405 shares of our common stock were outstanding.

Patrick J. Haynes, III
2700 Patriot Blvd., Suite 1500                   9,343,317 (1)           58.1%
Glenview, IL 60025


Thurston Interests LLC
2700 Patriot Blvd., Suite 1500                   9,243,317 (2)           57.9%
Glenview, IL 60025


Thomson Kernaghan & Co., Ltd.                    1,320,000 (3)            8.3%
120 Adelaide Street West-Suite 1600
Toronto, Ontario M5H 1T1


Robert T. Isham, Jr.                               868,845 (4)             5.5%
2700 Patriot Blvd., Suite 1500
Glenview, IL 60025


All Executive Officers and Directors             9,476,190(5)            58.6%
as a group



(1) Includes 8,488,712 shares held of record by Thurston Interests, LLC, 18,633 shares held of record by Haynes Interests, LLC, 89,682 shares held of record by Thurston Capital, LLC, 261,037 shares held of record by Thurston Group, Inc., 105,253 shares held of record by Thurston Offshore Bridge
     Partners II, Ltd., 280,000 shares held of record by Customer Care & Technology Holdings, Inc. and 100,000 shares issuable pursuant to stock options exercisable within 60 days.

(2) Includes 18,633 shares held of record by Haynes Interests, LLC, 89,682 shares held of record by Thurston Capital, LLC, 261,037 shares held of record by Thurston Group, Inc., 105,253 shares held of record by Thurston Offshore Bridge Partners II, Ltd. and 280,000 shares held of record by Customer Care & Technology Holdings, Inc.

(3) Includes 20,000 shares issuable pursuant to stock options exercisable within 60 days.

(4) Includes 89,682 shares held of record by Thurston Capital, LLC, 261,037 shares held of record by Thurston Group, Inc., 105,253 shares held of record by Thurston Offshore Bridge Partners II, Ltd., 280,000 shares held of record by Customer Care & Technology Holdings, Inc., 32,873 shares held of record by Robert T. Isham, Jr. Trust and 100,000 shares issuable pursuant to stock options exercisable within 60 days.

(5) Includes 200,000 shares issuable pursuant to stock options exercisable within 60 days.

Equity Compensation Plan Information

Equity securities have been issued under compensation plans as follows:

--------------------------- ------------------ ----------------- ---------------
Plan category               Number  of         Weighted          Number of
                            securities to be   average           securities
                            issued upon        exercise   price  remaining
                            issuance of        of   outstanding  available for
                            outstanding        options,          future issuance
                            options,           warrants  and
                            warrants and       rights
                            rights
--------------------------- ------------------ ----------------- ---------------
                                  ( a )             ( b )             ( c )
--------------------------- ------------------ ----------------- ---------------
Equity  compensation plans
approved    by    security
holders
--------------------------- ------------------ ----------------- ---------------
Equity  compensation plans          1,479,499             $1.11         520,501
not  approved  by security
holders
--------------------------- ------------------ ----------------- ---------------
Total                               1,479,499             $1.11         520,501
--------------------------- ------------------ ----------------- ---------------


Please see Note 8 to the financial statements included in this report for a description of the material features of the compensation plans.

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

     During 2002 we made no payments to Thurston under the terms of the consulting agreement, compared to payments of $203,400 in 2001. All such payments relate to the acquisition of funding and other investment activity.

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

     Between March 2000 and December 2002, we have obtained substantially all of our funding from Thurston Interests LLC, Apex Investment Fund III, Apex Strategic Partners, Thurston Communications Corporation and Customer Care & Technology Holdings, Inc. In the aggregate, such parties have advanced $8.7 million during that period. In exchange for the cash, we issued convertible and non-convertible notes with interest rates between 6.6% and 12.0%. In connection with substantially all of such loans, each of the parties was given an entitlement to purchase shares of our common stock, at a price of $0.01 per share, for each $1.00 advanced.

     On November 20, 2001, we sold substantially all of our assets to a wholly owned subsidiary of Avery Communications, Inc. At the time of the transaction, Messrs. Haynes and Isham were directors of Avery Communications. Mr. Haynes was also Chief Executive Officer of Avery Communications at the time of the transaction. Mr. Ratchford became a director and was named Chief Financial Officer of Avery Communications in January 2002. Mr. Haynes controls approximately 54% of the stock of Avery.

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


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a) Exhibits. See Exhibit Index attached hereto and incorporated herein by this reference.

(b)  Reports on Form 8-K. None

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Qorus' disclosure controls and procedures are effective in timely alerting them to material information relating to Qorus required to be included in our periodic SEC filings.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Chicago, Illinois on the 31st day of March 2003.

                              QORUS.COM, INC.



                              By:
                                 -----------------------------------------
                                       Patrick J. Haynes, III
                                       Chief Executive Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.


---------------------------  ----------------------------------  ---------------
          Signature                            Title                   Date
---------------------------  ----------------------------------  ---------------

/s/ Patrick J. Haynes, III   Chief Executive Officer (Principal  March 31, 2003
---------------------------  Executive Officer)
Patrick J. Haynes, III


/s/ Robert T. Isham, Jr.     Director                            March 31, 2003
---------------------------
Robert T. Isham, Jr.


/s/ Thomas C. Ratchford      Chief Financial Officer (Principal  March 31, 2003
---------------------------  Accounting Officer)
Thomas C. Ratchford


     CERTIFICATION



     I, Patrick J. Haynes, III, Chief Executive Officer of Qorus.com, Inc. (the "Company"), certify that:

1.   I have reviewed this annual report of the Company on Form 10-KSB;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.   The  Company's  other  certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

              March 31, 2003                       /s/ Patrick J. Haynes, III
                                                   --------------------------
                                                   Patrick J. Haynes, III
                                                   Chief Executive Officer


     CERTIFICATION

     I, Thomas C. Ratchford, Chief Financial Officer of Qorus.com, Inc. (the "Company"), certify that:

1.   I have reviewed this annual report of the Company on Form 10-KSB;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.   The  Company's  other  certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

              March 31, 2003                     /s/ Thomas C. Ratchford
                                                 -----------------------
                                                 Thomas C. Ratchford
                                                 Chief Financial Officer

Exhibit Index


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

        10.65 Demand Promissory Note, dated as of July 12, 2002, payable to Thurston Interests, LLC by Qorus.com, Inc. in the original principal amount of $3,000 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, filed by Qorus.com, Inc.)
        99.1 Certificate of the Chief Executive Officer dated as of March 31, 2003 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
        99.2 Certificate of the Chief Financial Officer dated as of March 31, 2003 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

                                  Exhibit 99.1



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of Qorus.com, Inc., (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrick
J. Haynes, III, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     /s/ Patrick J. Haynes, III
     --------------------------
     Patrick J. Haynes, III
     Chief Executive Officer
     March 31, 2003

                                  Exhibit 99.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of Qorus.com, Inc., (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas
C. Ratchford, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



     /s/ Thomas C. Ratchford
     ------------------------
     Thomas C. Ratchford
     Chief Financial Officer
     March 31, 2003

                                 QORUS.COM, INC.



                                TABLE OF CONTENTS






                                                                            Page





REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS .........................F-2





FINANCIAL STATEMENTS:



Balance Sheets at December 31, 2002 and 2001 ................................F-4



Statements of Operations for the Years Ended December 31, 2002 and 2001......F-5



Statement of Shareholders' Deficit

    for the Years Ended December 31, 2002 and 2001...........................F-6



Statements of Cash Flows for the Years Ended December 31, 2002 and 2001......F-7



Notes to Financial Statements................................................F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of

     of Qorus.com, Inc.



We have audited the accompanying balance sheet of Qorus.com, Inc. (the "Company") as of December 31, 2001 and the related statements of operations, shareholders' deficit and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Qorus.com, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had minimal revenues and incurred losses from operations since inception. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                FARBER & HASS LLP

Oxnard, California

 April 11, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of

     of Qorus.com, Inc.



We have audited the accompanying balance sheet of Qorus.com, Inc. (the "Company") as of December 31, 2002 and the related statements of operations, shareholders' deficit and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Qorus.com, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had minimal revenues and incurred losses from operations since inception. Additionally, the Company has a shareholders' deficit totaling $6,363,180 at December 31, 2002. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





KBA GROUP LLP

Dallas, Texas

March 11, 2003

                                 QORUS.COM, INC.

                                 BALANCE SHEETS
                           December 31, 2002 and 2001


        ASSETS

                                                         2002           2001
                                                      -----------   -----------
Current assets
   Cash                                               $       146   $     1,826
   Deposits                                                     -       125,747
                                                      -----------   -----------
   Total current assets                               $       146   $   127,573
                                                      ===========   ===========


        LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
   Accounts payable and accrued expenses              $   387,443   $   366,292
   Accrued expenses to related parties                  1,195,284       736,351
   Notes payable to related parties                     4,780,599     4,772,999
                                                      -----------   -----------
   Total current liabilities                            6,363,326     5,875,642
                                                      -----------   -----------

Commitments and contingencies (Notes 3 and 9)

Shareholders' deficit
   Preferred stock, par value $0.01; 5,000,000
      shares authorized and no shares issued                    -             -
   Common stock, par value $0.001; 50,000,000
      shares authorized.  18,982,405 shares issued and
      and outstanding at December 31, 2002 and 2001        18,982        18,982
   Additional paid-in capital                           9,902,794     9,864,784
   Accumulated deficit                                (16,279,196)  (15,629,085)
                                                      -----------   -----------
   Treasury stock at cost, 3,010,000 shares at
          December 31, 2002                                (3,010)            -
   Less note receivable for common stock                   (2,750)       (2,750)
                                                      -----------   -----------
   Total shareholders' deficit                         (6,363,180)   (5,748,069)
                                                      -----------   -----------
Total liabilities and shareholders' deficit           $       146   $   127,573
                                                      ===========   ===========


                 See accompanying notes to financial statements

                                QORUS.COM, INC.

                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2002 and 2001

                                                         2002            2001
                                                     -----------    -----------

Revenues                                             $         -        497,477

Cost of revenues                                               -        623,486
                                                     -----------    -----------
Gross loss                                                     -       (126,009)
                                                     -----------    -----------
Operating expenses:
        Sales, general and administrative                266,968      2,900,290
        Discounts on accounts payable balance                  -       (297,039)
                                                     -----------    -----------
        Total operating expenses                         266,968      2,603,251
                                                     -----------    -----------
Operating loss                                          (266,968)    (2,729,260)
                                                     -----------    -----------
Other income (expense):
        Interest expense                                (500,000)      (787,453)
        Loss on sale of assets                                 -        (26,839)
        Gain on sale of assets to related party          100,000      4,201,590
        Other income                                      16,857          6,090
        Interest expense relating to beneficial
        conversion feature                                     -       (206,542)
                                                     -----------    -----------
        Total other income (expense), net               (383,143)     3,186,846
                                                     -----------    -----------
Income (loss) before provision for income taxes         (650,111)       457,586

Income tax expense                                             -         (1,600)
                                                     -----------    -----------
Net income (loss)                                    $  (650,111)   $   455,986
                                                     ============   ============

Basic and diluted income (loss) per common share     $     (0.04)   $      0.02
                                                     ============   ============

Weighted average number of common shares outstanding  16,582,766     18,448,210



                 See accompanying notes to financial statements

                                QORUS.COM, INC.

                      STATEMENTS OF SHAREHOLDERS' DEFICIT
                 For the Years Ended December 31, 2002 AND 2001



                                     Common Stock                                     Treasury Stock
                                                       Additional
                                                        Paid-in     Accumulated                            Note
                                  Shares     Amount     Capital       Deficit       Shares     Amount   Receivable      Total
                               -----------  --------  -----------   -----------  -----------  --------  -----------  -----------
Balance at,
  January 1, 2001               17,487,407   $17,487   $9,644,787  $(16,085,071)           -  $      -    $      -   $(6,422,797)

Issuance of Stock                1,519,998     1,520       13,680             -            -         -      (2,750)       12,450

Purchase and cancellation
 of stock                          (25,000)      (25)        (225)            -            -         -           -          (250)

Interest charge related to
 beneficial conversion feature           -         -      206,542             -            -         -           -       206,542

Net Profit                               -         -            -       455,986            -         -           -       455,986
                               -----------  --------  -----------   -----------  -----------  --------  ----------   -----------
Balance at,
  December 31, 2001             18,982,405    18,982    9,864,784   (15,629,085)           -         -      (2,750)   (5,748,069)

Treasury stock received in
  settlement                             -         -        3,010             -    3,010,000    (3,010)          -             -

Services provided as equity
 contribution                            -         -       35,000             -            -         -           -        35,000

Net loss                                 -         -            -      (650,111)           -         -           -      (650,111)
                               -----------  --------  -----------   -----------  -----------  --------  ----------   -----------
Balance at,
  December 31, 2002             18,982,405   $18,982   $9,902,794  $(16,279,196)   3,010,000   $(3,010)    $(2,750)  $(6,363,180)
                                ==========  ========   ==========  ============   ==========  ========  ==========  ============

                See accompanying notes to financial statements.

                                QORUS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2002 AND 2001

                                                      2002            2001
                                                  -----------     -----------
Cash flows from operating activities:
Net income (loss)                                 $  (650,111)    $   455,986
Adjustments to reconcile net income (loss)
 to net cash used by operating activities:
    Depreciation                                            -         169,590
    Amortization                                            -          22,672
    Negotiated settlement of current liabilities            -        (297,039)
    Interest charge from benefitial
      conversion feature                                    -         206,542
    Loss on sale of property                                -          26,839
    Gain on sale of business to a related
      party                                                 -      (4,201,590)
    Services provided as equity contribution           35,000               -
Changes in operating assets and
 liabilities:
    Accounts receivable                                     -         (62,532)
    Deposits                                          125,747               -
    Prepaid expenses and other assets                       -          45,241
    Accounts payable and accrued expenses              21,151         146,135
    Accrued interest and fees to related party        458,933         988,886
                                                  -----------     -----------
       Net cash used by operating activities           (9,280)     (2,499,270)
                                                  -----------     -----------
Cash flows from investing activities:
 Purchase of property and equipment                         -          (2,150)
 Sale of property                                           -          10,000
                                                  -----------     -----------
       Net cash provided investing activities               -           7,850
                                                  -----------     -----------
Cash flows from investing activities:
 Proceeds from notes payable, related party             7,600       2,768,500
 Repayment of notes payable, related party                  -        (164,000)
 Proceeds from issuance of common stock, net                -          14,950
 Purchase of treasury stock                                 -            (250)
 Payment of fees to related party                           -        (173,477)
 Repayments on note payable                                 -         (51,403)
                                                  -----------     -----------
        Net cash provided by financing activities       7,600       2,394,320
                                                  -----------     -----------
Decrease in cash                                       (1,680)        (97,100)

Cash at beginning of year                               1,826          98,926
                                                  -----------     -----------
Cash at end of year                               $       146     $     1,826
                                                  ===========     ===========


Supplemental disclosures of cash flow information:

  Interest paid, related party                     $   41,067      $        -
                                                  ===========     ===========
  Income taxes paid                                $        -      $    1,600
                                                  ===========     ===========


                See accompanying notes to financial statements.

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



History and Description of Business

       Qorus.com, Inc., a Florida corporation (the "Company" or "Qorus"), currently has no operations.

       In prior years, the Company focused on delivery of unified messaging services, which allowed users to consolidate in-bound voice, e-mail and fax messages to a central mailbox featuring voice/text translation. Beginning in the third quarter of 2000, the Company changed its focus to providing pro-active messaging services designed to enhance customer service functions. The messaging services allowed users to communicate securely with worldwide customers using a variety of media and devices.

       On November 20, 2001, the Company sold substantially all its subsidiaries and assets, including its intelligent message communications service business, to Avery Communications, Inc. ("Avery"), a related party. As consideration for the sale, Avery forgave approximately $4,400,000 in promissory notes and accumulated interest, and paid $100,000 in cash. Avery has generally assumed future obligations under certain assigned contracts.

       Licenses

       The Company had license agreements with third parties for the software programming and Internet service associated with its intelligent messaging product. The agreements provided for varying terms of two years to perpetual. As part of the sale of assets to Avery Communications, Inc. (see Note 3), these licenses were transferred to Avery. License expense, prior to the sale, for the year ended December 31, 2001 totaled $22,671.

       Revenue Recognition

       The Company recognized revenue from messaging services as the services were provided.

       Statement of Cash Flows

       For purposes of the statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less when purchased.


       Significant Customers

       Three customers accounted for 41%, 31% and 28%, respectively, of revenues during the year ended December 31, 2001.

       Stock Based Compensation

       The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price.

       The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

       Income Taxes

       The Company utilizes the asset and liability approach to accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

       Net Income (Loss) Per Common Share

       Net income (loss) per common share is computed by dividing the net income
       (loss), for the years ended December 31, 2002 and 2001, respectively, by the weighted average number of shares of common stock outstanding during the respective periods. Diluted earnings per share include the effect of all dilutive options and warrants and instruments convertible into common stock. During the year ended December 31, 2001, the effect of outstanding warrants and options and convertible securities on the computation of net income (loss) per share was dilutive and, therefore, was included in the computation of diluted weighted average shares. During the year ended December 31, 2002, the effect of outstanding warrants and options and convertible securities on the computation of net income (loss) per share was anti-dilutive and, therefore, was not included in the computation of diluted weighted average shares.

       Use of Estimates and Assumptions

       Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.


       Reclassification

       Certain  data  in  the  prior  year's  financial   statements  have  been
       reclassified to conform to the 2002 presentation.



2.     SALE OF OPERATING BUSINESS

       In November 2001, the Company sold substantially all of its assets, including its intelligent message communications service business, to Avery Communications, Inc. Avery and the Company are under common control. As consideration for the sale, Avery acquired the Company's accounts receivable, deposits and property as well as certain intellectual property rights. In return, Avery forgave certain notes payable and agreed to pay a royalty on the use of the intellectual property acquired. However, in an amendment to the original agreement, dated March 2002, the royalty obligation was eliminated in exchange for a $100,000 cash payment and the return of 3,010,000 common shares. These shares were granted to Avery in connection with funds advanced under notes payable to them in 2000. In addition, unexercised options to purchase 1,067,500 common shares of the Company were cancelled.

       The Company has reported a gain on sale in the year ended December 31, 2001 for the initial transfer of assets and forgiveness of debt, and a gain on sale in the year ended December 31, 2002 in recognition of the receipt of the $100,000 cash payment per the March 2002 agreement.



3.     GOING CONCERN


       The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. In November 2001, the Company sold all of its operating assets to Avery (see
       Note 2). Accordingly, the Company has no operations currently and no ability to generate revenues. Additionally, at December 31, 2002, the Company has a shareholders' deficit totaling $6,363,180.

       The Company is assessing the possibility of offering business services relying on advanced information communications technology. Its ability to develop and offer new services or purchase an existing business will likely be dependent on its ability to raise new capital.

4.     NOTES PAYABLE TO RELATED PARTIES



       The following is a summary of notes payable to related parties at December 31, 2002 and December 31, 2001:
                                                           2002          2001
                                                        ----------   -----------

Notes payable to Thurston  Interests  LLC.  Thurston
Interests and the Company are under common  control.
Principal originally due December 31, 2001. Notes subsequently amended to provide for a December 31, 2002 due date. Company is currently in default and amounts are payable on demand:

       Convertible note, interest payable at 10%.      $ 2,083,000    $2,083,000
       Convertible note, interest payable at 10%.        1,799,115     1,799,115
       Note payable, interest payable at 12%.              242,647       242,647
       Note payable, interest payable at 12%.              135,000       135,000
       Note payable, interest payable at 10%.              100,884       100,884
       Note payable. Interest payable at 12%.               30,000        30,000
       Note payable. Interest payable at 12%.                7,353         7,353
       Note payable. Interest payable at 12%.                3,000             -
       Note payable. Interest payable at 12%.                2,600             -
       Note payable. Interest payable at 12%                 2,000             -
                                                       -----------   -----------
       Total Thurston Interests LLC                      4,405,599     4,397,999

Notes payable to other related parties. Due dates through December 31, 2002. Company is currently in default and amounts are payable on demand:

       Note payable. Principal due December 31, 2002.
           Interest payable at 12%.                        275,000       275,000
       Convertible note payable. Principal due April
          30, 2000.
          Interest payable at 15%.                         100,000       100,000
                                                       -----------   -----------
       Total                                           $ 4,780,599   $ 4,772,999
                                                       ===========   ===========

       During fiscal year 2002, the Company made no principal payment to reduce its notes payable liability. Certain amended and restated notes automatically convert outstanding principal and accrued interest into fully paid and non-assessable shares at conversion rates dependent upon the terms of future sales, if any, of equity securities.

       As additional consideration for the issuance of certain notes, the Company included warrants to sell one share of Company common stock to the holders for each dollar advanced at $0.01 per share. During the year ended December 31, 2001, the Company recorded interest expense of $206,542, based on the historical price per share of the Company's common stock at the date that the funds were advanced. For the year ended December 31, 2001, the holders purchased 1,520,000 shares.

       On November 20, 2001, the Company sold its assets to Avery Communications, Inc., a related party. As consideration in the sale, $4,064,500 in notes and $356,404 in accrued interest were forgiven. 1,067,500 unexercised purchase options originally issued in connection with the notes payable originating in 2001 were returned.


5.     INCOME TAXES

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2002 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance. In assessing the value of deferred tax assets, management considers the probability that net operating loss carryforwards will be utilized in future years. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

       At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $9 million, which are available to offset future taxable income, if any, through 2022, subject to limitations under Section 382 of the Internal Revenue Code. The benefit of these net operating loss carryforwards appears uncertain. Accordingly, the net deferred tax asset of $2,979,379 at December 31, 2002 has a 100% valuation allowance against it. The valuation allowance increased by $39,137 during the year ended December 31, 2002. Included in the net deferred tax asset is a short term deferred tax liability of $181,900 resulting from related party expenses accrued but not paid which are disallowed for tax purposes.

       The effective statutory income tax rate used was 34%.

6.     DISCOUNT ON ACCOUNTS PAYABLE

       During fiscal 2001, the Company settled certain outstanding current liabilities with trade creditors. Through negotiated settlements the Company recorded discounts on accounts payable income of $297,039.

7.     RELATED PARTY TRANSACTIONS


       The Company is controlled by Patrick J. Haynes III who directly or indirectly owns approximately 58% of the common stock and is also CEO of the Company. Mr. Haynes, also controls Avery Communications, Inc.

       The Company compensated The Thurston Group, a related party, for investment service fees in the amount of $0 and $201,040, for the years ending December 31, 2002 and 2001, respectively. The Company occupies office space in Chicago belonging to a related party. The officers of the Company received no compensation for their services from the Company during 2002. Said officers are also officers of related parties under common control. During 2002, the Company incurred unreimbursed costs of $35,000 in relation to management services provided by said related party, which has been recorded as a capital contribution.

       Also see Note 4, Notes Payable to Related Parties.

8.     STOCK BASED COMPENSATION

       Effective September 17, 1999, the Board of Directors approved a non-qualified stock option plan for employees and others (the "Plan"). The Company has reserved 2,000,000 shares of common stock for issuance under the Plan. Options granted under the Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not qualify ("Non-qualified Options"). The term of each option and the manner in which it may be exercised are determined by the Company's Board of Directors or the Committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Company's common stock, no more than five years after the date of grant.

       During 2002 and 2001, the Company issued no options.

       At December 31, 2002 and 2001, there were a total of 1,222,499 options outstanding under the Plan.

       The following table summarizes the changes in the Company's compensatory options issued under the Plan:

                                                                 Option Price
                                            Shares                 per Share
                                         -------------          ---------------
Outstanding at January 1, 2001              1,227,499            $1.00 - $5.25
Granted during the period                          -                   -
Exercised                                           -                  -
Cancelled                                      (5,000)               $5.25
                                         -------------          ---------------
Outstanding at December 31, 2001            1,222,499
                                         ============           ===============

Granted during the period                           -                  -
Exercised                                           -                  -
Cancelled                                           -                  -
Outstanding at December 31, 2002            1,222,499            $1.00 - $1.25
                                         ============           ===============
Exercisable, end of year                    1,222,499
                                         ============

       The following table summarizes information about compensatory options outstanding at December 31, 2002 under the Plan:

                        Options Outstanding              Options Exercisable
----------------------------------------------------   -------------------------
                        Weighted Avg.
Range of                  Remaining            .                   Weighted Avg.
Exercise     Number      Contractual   Weighted Avg      Number     Exercisable
 Prices    Outstanding      Life      Exercise Price   Exercisable     Price
---------  -----------  ------------- --------------   ----------- ------------
$1.00 -
   $1.25     1,222,499    7.2 years       $1.08          1,222,499      $1.08

       In addition, the Company has issued stock options outside of the Plan to employees, directors and others as compensation for services provided to the Company as well as options that are non-compensatory in nature. The term of each option and the manner in which it may be exercised are determined by the Company's Board of Directors or the Committee, provided that no option may be exercisable more than 10 years after the date of its grant. There is a maximum term of five years for these options granted to any employee owning more than 10% of the Company's common stock. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

       The following table summarizes the changes in the Company's other compensatory options:

                                                                   Option Price
                                              Shares                 per Share
                                         ------------             --------------
Outstanding at January 1, 2001              1,535,500              $1.25 - $3.00
Granted during the period                           -                    -
Exercised                                           -                    -
Cancelled                                  (1,278,500)             $1.00 - $2.50
                                         ------------             --------------

Outstanding at December 31, 2001              257,000                  $1.25
                                         ============             ==============

Granted during the period                           -                    -
Exercised                                           -                    -
Cancelled                                           -                    -
                                         ------------             --------------

Outstanding at December 31, 2002              257,000                  $1.25
                                         ============             ==============
Exercisable, end of year                      257,000
                                         ============

       The following table summarizes information about other compensatory stock options outstanding at December 31, 2002:

                        Options Outstanding              Options Exercisable
----------------------------------------------------   -------------------------
                        Weighted Avg.
Range of                  Remaining            .                   Weighted Avg.
Exercise     Number      Contractual   Weighted Avg      Number     Exercisable
 Prices    Outstanding      Life      Exercise Price   Exercisable     Price
---------  -----------  ------------- --------------   ----------- ------------

  $1.25      257,000        7 years         $1.25          257,000     $1.25


       The   following   table   summarizes   the   changes  in  the   Company's
non-compensatory options:

                                                                      Price
                                                     Shares        per Share

         Outstanding at January 1, 2001                  3,200       $ 5.00
         Exercised                                           -            -
         Cancelled                                           -            -
         Granted during the period                           -            -
                                                    ----------       ------
         Outstanding at December 31, 2001                3,200        $5.00
                                                    ==========       ======

         Exercised                                           -            -
         Cancelled                                           -            -
         Granted during the period                           -            -
                                                    ----------       ------
         Outstanding at December 31, 2002                3,200       $ 5.00
                                                    ==========       ======
         Exercisable, end of year                        3,200
                                                    ==========

         Additionally, under the terms of financing arrangements, the Company has granted various parties the right to purchase up to 37,600 shares for $0.01 each. During 2002, the Company cancelled the right of one party to purchase up to 1,066,500 shares for $0.01 (see Note 2).

9.     COMMITMENTS AND CONTINGENCIES


       The Company leased office facilities in Los Angeles, California and Fairfax, Virginia during 2002 and 2001. The Los Angeles lease expired in May 2002 and the Fairfax lease expires in May 2005. During March 2001, the Company vacated its Fairfax office. The Los Angeles office was vacated in September 2001 and administration offices were moved to facilities of a related party on a no cost basis. A sub-lessee or assignee is being sought for the Fairfax facility.

       Office lease costs totaled approximately $125,000 and $196,000 for the years ended December 31, 2002 and 2001, respectively.


       At December 31, 2002, future minimum lease payments required under the operating leases are as follows:

                Years ending December 31,
                          2003                          $   125,832
                          2004                              125,832
                          2005                               52,410
                                                        -----------
                          Total                         $   304,074
                                                        ===========

10.    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company's estimated fair value of its financial instruments, cash and cash equivalents, and notes payable at December 31, 2002, none of which are held for trading purposes, are consistent with their carrying value in the financial statements.

11.    NEW ACCOUNTING PRONOUNCEMENTS

       In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS 123, "Accounting for Stock-Based Compensation." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002.