Form 10QSB
period 2003-03-31
QORUS COM INC
filed 2003-05-15
CIK 1095691

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2003

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

                             COMMISSION FILE NUMBER
                                     0-27551

                                 QORUS.COM, INC.
                 (Name of Small Business Issuer in its Charter)

FLORIDA                                                      65-0358792
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                               identification no.)


2700 Patriot Boulevard                                       60025
Suite 150                                                    (Zip Code)
Glenview, IL 60025
(Address of principal executive offices)



                                (847) 832 - 0077
                (Issuer's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2003: 15,972,405



Transitional Small Business Disclosure Format (Check One): Yes No X

                                Table of Contents


Part I   Financial Information


     Item 1.  Financial Statements                                       Page
                                                                         ----

              Balance Sheet dated as of March 31, 2003 (Unaudited) and
              December 31, 2002                                            3

              Statement of Operations (Unaudited)
              for the three months ended March 31, 2003 and 2002           4

              Statement of Cash Flows (Unaudited)
              for the three months ended March 31, 2003 and 2002           5

              Notes to Financial Statements (Unaudited)                    6

     Item 2.  Management's Discussion and Analysis or Plan of Operation    7

     Item 3    Controls and Procedures                                     9


Part II   Other information

     Item 6.  Exhibits and Reports on Form 8-K.                            9

              Signatures                                                  10

QORUS.COM, INC.
CONDENSED BALANCE SHEET

                                                   March 31,      December 31,
                                                     2002               2002
                                                  (Unaudited)        (Audited)
ASSETS

CURRENT ASSETS:
Cash                                              $         196     $       146


TOTAL ASSETS                                      $         196     $       146
                                                 ==============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses             $     421,741     $   387,443
Accrued expenses due related parties                  1,320,284       1,195,284
Notes payable to related parties                      4,781,999       4,780,599
                                                 --------------    ------------
Total current liabilities                             6,524,024       6,363,326
                                                 --------------    ------------

STOCKHOLDERS' DEFICIT;
Preferred stock, par value $0.01; 5,000,000
    shares authorized and no shares issued
Common stock,  par value $0.001;  50,000,000
    shares authorized  and 18,982,405 shares
    issued and outstanding                               18,982          18,982
Additional paid-in capital                            9,902,794       9,902,794
Accumulated deficit                                 (16,439,844)    (16,279,196)
Treasury stock at cost, 3,100,000 shares                 (3,010)         (3,010)
Note receivable for common stock                         (2,750)         (2,750)
                                                 --------------    ------------
Total stockholders' deficit                          (6,523,828)     (6,363,180)
                                                 --------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $         196     $       146
                                                 ==============    ============

See accompanying notes to financial statements.

QORUS.COM, INC.
STATEMENT OF OPERATIONS

                                                   Three Months Ended March 31,
                                                       2003             2002
                                                   -------------   ------------
                                                     (Unaudited)    (Unaudited)

REVENUES                                         $           -   $           -

COST OF REVENUES                                             -               -
                                                 -------------   -------------
GROSS PROFIT (LOSS)

OPERATING EXPENSES:
Selling, general and administrative                     36,000          31,495
                                                 -------------   -------------

LOSS FROM OPERATIONS                                   (36,000)        (31,495)

OTHER INCOME (EXPENSE):
Interest expense                                      (125,000)       (124,000)
Other income                                                 -         100,000
                                                 -------------   -------------

LOSS BEFORE INCOME TAXES                              (161,000)        (55,495)
Income taxes                                                 -               -
                                                 -------------   -------------
NET LOSS                                            $ (161,000)     $  (55,495)
                                                 ==============  ==============
BASIC AND DILUTED (LOSS) PER SHARE                     $ (0.01)        $ (0.00)
                                                 ==============  ==============
Weighted average shares of
common stock outstanding                            15,972,405      18,413,849


See accompanying notes to financial statements.

QORUS.COM, INC.
STATEMENTS OF CASH FLOWS

                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                        2003           2002
                                                  ---------------- ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $ (161,000)   $ (55,495)
Changes in operating assets and liabilities
     Accrued expenses and accounts payable                 34,650      (29,102)
     Accrued expenses to related parties                  125,000      124,000
                                                  ---------------- ------------

         Net cash (used in) provided
         by operating activities                           (1,350)      39,403
                                                  ---------------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party                                     1,400            -
Payment of interest - related party                             -      (41,067)
                                                  ---------------- ------------

         Net cash provided by (used in)
         financing activities                               1,400      (41,067)
                                                  ---------------- ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                50       (1,664)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                     146        1,826

CASH AND EQUIVALENTS, END OF PERIOD                         $ 196        $ 162



--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the three months ended March 31 for:

                                           Three Months Ended March 31,
                                     --------------------------------------
                                         2003                       2002
                                     ----------------    ------------------

Interest                                $ -0-                     $ 41,067
Income taxes                              -0-                          -0-


See accompanying notes to financial statements

QORUS.COM, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


1.       BASIS OF PRESENTATION

            The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Qorus.com, Inc. (the "Company") Form 10-KSB for the year ended December 31, 2002 for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

            The information furnished reflects all adjustments (all of which were of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


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

            Going Concern - We sold substantially all of our assets in November 2001. The financial statements have been prepared assuming we will continue to operate as a going concern, and they contemplate the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if we were unable to continue operations. As discussed in Note 3, we are executing an operating plan that foreseeably will not generate sufficient cash to meet our obligations in the normal course of business.

3.       MANAGEMENT PLANS

            Prior to November 2001, we provided intelligent message communications services to enterprises in the travel and hospitality sectors. Our services enabled users to improve their customer relationships and their supply and demand chain management while reducing expenses. In November 2001, we sold substantially all of our assets to Avery Communications, Inc. ("Avery"). As a result, we no longer have any meaningful business assets, operations or sources of revenue. We are considering the acquisition of or merger with business service entities which have an expertise in, or can benefit from the use of, advanced information communications technology, including but not limited to the credit and collection sector. At this time, we have not identified any specific acquisition or merger candidates meeting our criteria.

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

            At March 31, 2003, we had $196 in cash resources. Management projects that available cash resources will be insufficient to meet cash flow requirements through the next twelve months. Accordingly, management has considered alternate plans that include, but are not limited to (i) the acquisition of or merger with business service entities which have an expertise in, or can benefit from the use of, advanced information communications technology, including but not limited to the credit and collection sector and (ii) debt and equity financings to provide capital for such acquisitions or mergers.

            Our ability to acquire and operate any new business will likely be dependent, among other things, on the ability to raise additional capital. There can be no assurances that we will be able to raise such capital.


4.       NOTES PAYABLE TO RELATED PARTY

            We had $4.8 million of notes payable outstanding at March 31, 2003. All such notes are payable to related parties. $4.7 million of such notes are secured by liens on all of our assets and bear interest at 10% to 12%. During 2003, we obtained an extension of the maturity date on such secured notes, which now mature on demand no later than December 31, 2003. Certain of such notes, in an aggregate amount of $4.0 million, automatically convert into the same securities received by any new investor(s) if the Company or one of its subsidiaries completes new financing of at least $5 million.

            At March 31, 2003, we had $0.1 million of unsecured notes payable, which were issued to a related party, accrue interest at 15% per annum and are due on demand. In addition, we have committed to sell 20,000 shares of common stock at par value to the unsecured noteholder.


5.       INCOME TAXES

            We have generated substantial tax loss carry-forwards that created a significant deferred tax asset at March 31, 2003. We have not assigned any value to such asset due to the uncertainty of realization of the value. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers projected future taxable income and tax planning strategies in making this assessment.

            At March 31, 2003, we had net operating loss carry-forwards for federal tax purposes of approximately $9 million, which are available to offset future taxable income, if any, through 2022, subject to limitations of Section 382 of the Internal Revenue Code.


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

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

     We no longer have any employees or operating assets related to our former message communications business. We intend to change the focus of our business, with greater emphasis given to business services relying on advanced information communications technology. Our ability to acquire and operate any new business will likely be dependent, among other things, on our ability to raise additional capital. There can be no assurances that we will be able to raise such capital.

     Based on current projections and assumptions relating to our operations, our cash resources will be insufficient to fund operations and working capital requirements over the next 12 months.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     Gross revenues for the three months ended March 31, 2002 and 2001 were zero, reflecting the November 2001 sale of assets related to our intelligent message communications business.

     Cost of revenues for the three months ended March 31, 2002 and 2001 were zero, reflecting the absence of revenue, which was the result of the November 2001 sale of assets related to our intelligent message communications business.

     A gross profit or loss of zero was achieved for the three months ended March 31, 2003 and 2002.

     Selling, general and administrative expenses for the three months ended March 31, 2003 were $36,000 and related principally to rent on vacated office space. In the first quarter of 2002, such expenses had totaled $31,495 for audit fees and other administrative expenses.

     Interest expense was $125,000 for the three months ended March 31, 2003 compared to $124,000 during the comparable period in 2002. The absence of any significant change in interest expense reflected minimal changes to the aggregate loan balance and applicable interest rates on outstanding loans.

     In the first quarter of 2002, we realized $100,000 of other income from a cash payment received from Avery in connection with our agreement, in March 2002, to cancel Avery's obligation to pay us an amount equal to five percent (5%) of the net after-tax income, if any, generated by the intelligent message communications service business acquired by Avery from us, for a period of five years following the closing date (see Note 3 to financial statements).

     As a result of the foregoing, the net loss for the three months ended March 31, 2003 was $161,000 compared to a net loss of $55,495 in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, we had negative working capital of $6.5 million, largely attributable to $6.1million in short-term indebtedness and accrued interest owed to related parties. During the first three months of 2003, we satisfied working capital requirements by borrowing $1,400 from an affiliated entity (see Note 4 to financial statements).

     We used $1,350 of cash in operating activities during the first quarter of 2003 compared to $39,403 provided during the first quarter of 2002. The $1,350 of cash used in operating activities during the first quarter of 2003 was attributable to a $161,000 net loss offset by a $34,650 increase in accrued expenses and accounts payable and a $125,000 increase in accrued expenses owed to related parties. The $39,403 of cash provided from operating activities during the first quarter of 2002 resulted from a $124,000 increase in accrued expenses owed to related parties offset by a $55,495 net loss and a $29,102 reduction in accrued expenses and accounts payable.

      Financing activities provided $1,400 of cash during the first quarter of 2003 compared to $41,067 used during the first quarter of 2002. Cash provided during the first quarter of 2003 resulted from a loan from a related party, while cash used during the first quarter of 2002 was attributable to the payment of interest to a related party.

GOING CONCERN

     We have generated minimal revenues and incurred substantial losses from operations since our inception. As a result, our independent auditors included an explanatory paragraph in their reports for each of the years ended December 31, 1999 through December 31, 2002, which indicated a substantial doubt as to our ability to continue as a going concern.

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

Item 3   CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     Part II
                                Other Information

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

                   See Index to Exhibits attached hereto.

(b)      Reports on Form 8-K

     On February 13, 2003, the Company filed a Current Report on Form 8-K to report that it had dismissed Farber & Hass, LLP as its independent accountants and engaged King Griffin & Adamson P.C. as its new independent accountants. The Company's Board of Directors participated in and approved the decision to change independent accountants. The reports of Farber & Hass, LLP on the Company's financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles (except for explanatory paragraphs with respect to a going concern uncertainty). During the Company's two most recent fiscal years and through February 11, 2003, no consultations had occurred between Qorus.com and King Griffin & Adamson P.C. which concerned the subject matter of a disagreement with Farber & Hass, LLP. As of February 11, 2003, King Griffin & Adamson P.C. had not rendered any written or oral advice to the Company on the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company's financial statements.

         On March 7, 2003, the Company filed a Current Report on Form 8-K to report that its independent auditors, King Griffin & Adamson P.C. had resigned to allow its successor entity, KBA Group LLP, to be engaged as the Company's independent public accountants. King Griffin & Adamson P.C. had not issued any reports regarding the Company's financial statements since the Company had engaged King Griffin & Adamson P.C. as its independent accountants on February 11, 2003. On March 1, 2003, the Company engaged KBA Group LLP as its new independent accountants.

Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Chicago, Illinois on the 15th day of May 2003.

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

1. I have reviewed this amendment to the quarterly report of the Company on Form 10-QSB;

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


May 15, 2003                                /s/ Patrick J. Haynes, III
                                            --------------------------
                                            Patrick J. Haynes, III,
                                            Chief Executive Officer

                                 QORUS.COM, INC.
                                  CERTIFICATION


I, Thomas C. Ratchford, Chief Financial Officer of Qorus.com, Inc. (the "Company"), certify that:

1. I have reviewed this amendment to the quarterly report of the Company on Form 10-QSB;

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


May 15, 2003                                /s/ Thomas C. Ratchford
                                            -----------------------
                                            Thomas C. Ratchford,
                                            Chief Financial Officer

Exhibit Index


      Exhibit
      Number     Description of Exhibit



                    Exhibit        Description of Exhibit
                    Number

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

10.1* 1999 Stock Option Plan of Qorus.com, Inc. (incorporated by reference to Exhibit No. 6.1 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

10.2* Consulting Agreement by and between Qorus.com, Inc., a Delaware corporation, and Thurston Group, Inc., a Delaware corporation, dated March 1, 1999 (incorporated by reference to Exhibit No. 6.16 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

10.3* Agreement for Professional Services, dated as of March 2, 2000, by and between Qorus.com, Inc., a Florida corporation, and Michael J. Labedz (incorporated by reference to Exhibit No. 6.27 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

10.4* Agreement for Professional Services, dated as of March 2, 2000, by and between Qorus.com, Inc., a Florida corporation, and Willard C. McNitt, Jr. (incorporated by reference to Exhibit No. 6.28 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

10.5* Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit No. 6.29 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

10.6 Warrant, dated March 27, 2000, issued to First Portland Corporation (incorporated by reference to Exhibit No. 6.30 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

10.7     Promissory  Note,  dated as of March  27,  2000,  payable  to  Thurston
         Interests,   L.L.C.  in  the  original  principal  amount  of  $750,000
         (incorporated by reference to Exhibit No. 6.31 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

10.8 Promissory Note, dated as of March 27, 2000, payable to Apex Strategic Investors in the original principal amount of $46,575 (incorporated by reference to Exhibit No. 6.33 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

10.9 Addendum to Notes dated April 17, 2001 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, filed by Qorus.com, Inc.)

10.10 Service Agreement, dated February 28, 2001, by and between Extend, Inc. and Aelix, Inc., a wholly owned subsidiary of Qorus.com, Inc. (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, filed by Qorus.com, Inc.)

10.11 Exclusive Sublease Listing Agreement by and between Charles E. Smith Real Estate Services L.P. and Qorus.com, Inc. with respect to leased property located at 11320 Random Hills Road, Fairfax, Virginia (incorporated by reference to Exhibit No. 10.36 of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, filed by Qorus.com, Inc.)

10.12 Asset Purchase Agreement among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. dated May 29, 2001 (incorporated by reference to Exhibit No. 10.37 of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed by Qorus.com, Inc.)

10.13 Note Extension, Modification and Amendment Agreement dated as of May 31, 2001 among Qorus.com, Inc., Aelix, Inc., Thurston Interests, LLC, Apex Investment Fund III, L.P., Apex Strategic Partners, LLC, Thurston Communications Corporation and Customer Care & Technology Holdings, Inc. (incorporated by reference Exhibit No. 10.38 of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed by Qorus.com, Inc.)

10.14 Demand Promissory Note, dated as of March 29, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $160,000 (incorporated by reference to Exhibit No. 10.39 of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed by Qorus.com, Inc.)

10.15 Demand Promissory Note, dated as of April 12, 2001, payable to Thurston Communications Corporation in the original principal amount of $80,000 (incorporated by reference to Exhibit No. 10.40 of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed by Qorus.com, Inc.)

10.16 Demand Promissory Note, dated as of April 30, 2001, payable to Thurston Communications Corporation by Aelix, Inc. the original principal amount of $170,000 (incorporated by reference to Exhibit No. 10.41 of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed by Qorus.com, Inc.)

10.17 Demand Promissory Note, dated as of May 11, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $25,000 (incorporated by reference to Exhibit No. 10.42 of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed by Qorus.com, Inc.)

10.18 Demand Promissory Note, dated as of May 15, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $75,000 (incorporated by reference to Exhibit No. 10.43 of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed by Qorus.com, Inc.)

10.19 Demand Promissory Note, dated as of May 31, 2001 payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $42,000 (incorporated by reference to Exhibit No. 10.44 of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed by Qorus.com, Inc.)

10.20 Demand Promissory Note, dated as of June 15, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $80,000 (incorporated by reference to Exhibit No. 10.45 of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed by Qorus.com, Inc.)

10.21 Demand Promissory Note, dated as of June 28, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $60,000 (incorporated by reference to Exhibit No. 10.46 of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed by Qorus.com, Inc.)

10.22 Demand Promissory Note, dated as of July 12, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $85,000 (incorporated by reference to Exhibit No. 10.47 of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, filed by Qorus.com, Inc.)

10.23 Demand Promissory Note, dated as of July 31, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $83,500 (incorporated by reference to Exhibit No. 10.48 of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)

10.24 Demand Promissory Note, dated as of August 14, 2001 payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $178,000 (incorporated by reference to Exhibit No. 10.49 of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)

10.25 Demand Promissory Note, dated as of August 30, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $102,500 (incorporated by reference to Exhibit No.
         10.50 of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)

10.26 Demand Promissory Note, dated as of September 13, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $96,000 (incorporated by reference to Exhibit No.
         10.51 of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)

10.27 Demand Promissory Note, dated as of September 28, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $90,500 (incorporated by reference to Exhibit No.
         10.52 of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)

10.28 Demand Promissory Note, dated as of October 1, 2001 payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $160,000 (incorporated by reference to Exhibit No. 10.53 of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)

10.29 Demand Promissory Note, dated as of October 12, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $102,000 (incorporated by reference to Exhibit No.
         10.54 of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)

10.30 Demand Promissory Note, dated as of October 16, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $10,000 (incorporated by reference to Exhibit No.
         10.55 of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)

10.31 First Amendment to Asset Purchase Agreement, dated October 17, 2001, among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. (incorporated by reference to Exhibit No. 10.56 of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)

10.32 Demand Promissory Note, dated as of October 30, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $72,000 (incorporated by reference to Exhibit No.
         10.57 of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)

10.33 Demand Promissory Note, dated as of November 5, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $10,000 (incorporated by reference to Exhibit No.
         10.58 of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by Qorus.com, Inc.)

10.34 Demand Promissory Note, dated as of November 14, 2001, payable to Thurston Communications Corporation by Aelix, Inc. in the original principal amount of $77,000 (incorporated by reference to Exhibit No.
         10.59 of the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed by Qorus.com, Inc.)

10.35 First Amendment to Consulting Agreement dated as of March 15, 2002 between Qorus.com, Inc. and Thurston Group, Inc. (incorporated by reference to Exhibit No. 10.60 of the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed by Qorus.com, Inc.) 10.36 Second Amendment to Asset Purchase Agreement, dated March 15, 2002, among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. (incorporated by reference to Exhibit No. 10.61 of the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed by Qorus.com, Inc.)

10.37 Demand Promissory Note, dated as of May 22, 2002, payable to Thurston Interests, LLC by Qorus.com, Inc. in the original principal amount of $2,600 (incorporated by reference to Exhibit No. 10.62 of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed by Qorus.com, Inc.)

10.38 Demand Promissory Note, dated as of June 6, 2002, payable to Thurston Interests, LLC by Qorus.com, Inc. in the original principal amount of $2,000 (incorporated by reference to Exhibit No. 10.63 of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed by Qorus.com, Inc.)

10.39 Addendum to Notes dated as of July 16, 2002, among Qorus.com, Inc., Thurston Interests, LLC and Customer Care & Technology Holdings, Inc. (incorporated by reference to Exhibit No. 10.64 of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed by Qorus.com, Inc.)

10.40 Demand Promissory Note, dated as of July 12, 2002, payable to Thurston Interests, LLC by Qorus.com, Inc. in the original principal amount of $3,000 (incorporated by reference to Exhibit No. 10.65 of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, filed by Qorus.com, Inc.) 10.41 Second Addendum to Notes dated May 8, 2003, among Qorus.com, Inc., Thurston Interests, LLC and Customer Care & Technology Holdings, Inc. (filed herewith)

99.1 Certificate of the Chief Executive Officer dated as of May 15, 2003 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.2 Certificate of the Chief Financial Officer dated as of May 15, 2003 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

* notes a management contract or compensatory plan or arrangement