Form 10QSB
period 2003-06-30
QORUS COM INC
filed 2003-08-14
CIK 1095691

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2003

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

     Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

     Number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2003: 15,972,405



           Transitional Small Business Disclosure Format (Check One):
                                    Yes No X

                                Table of Contents

Part I   Financial Information

     Item 1.  Financial Statements                                       Page
                                                                         ----

              Balance Sheets dated as of June 30, 2003 (Unaudited) and
              December 31, 2002                                            3

              Statements of Operations (Unaudited)
              for the three months ended June 30, 2003 and 2002            4

              Statements of Operations (Unaudited)
              for the six months ended June 30, 2003 and 2002              5

              Statements of Cash Flows (Unaudited)
              for the six months ended June 30, 2003 and 2002              6

              Notes to Financial Statements (Unaudited)                    7

     Item 2.  Management's Discussion and Analysis or Plan of Operation    9

     Item 3.  Disclosure Controls and Procedures                          11

Part II   Other information

     Item 6.  Exhibits and Reports on Form 8-K.                           11

                  Signatures                                              11

                                QORUS.COM, INC.
                            CONDENSED BALANCE SHEET

                                                   June 30,         December 31,
                                                     2003               2002
                                                 --------------    ------------
                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
Cash                                              $          91     $       146
                                                 --------------    ------------

TOTAL ASSETS                                      $          91     $       146
                                                 ==============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses             $     491,031     $   387,443
Accrued expenses due related parties                  1,445,284       1,195,284
Notes payable to related parties                      4,783,799       4,780,599
                                                 --------------    ------------
Total current liabilities                             6,720,114       6,363,326
                                                 --------------    ------------

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $0.01; 5,000,000
    shares authorized and no shares issued
Common stock,  par value $0.001;  50,000,000
    shares authorized  and 18,982,405 shares
    issued and outstanding                               18,982          18,982
Additional paid-in capital                            9,902,794       9,902,794
Accumulated deficit                                 (16,636,039)    (16,279,196)
Treasury stock at cost, 3,010,000 shares                 (3,010)         (3,010)
Note receivable for common stock                         (2,750)         (2,750)
                                                 --------------    ------------
Total stockholders' deficit                          (6,720,023)     (6,363,180)
                                                 --------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $          91     $       146
                                                 ==============    ============

See accompanying notes to financial statements.

                                QORUS.COM, INC.
                            STATEMENT OF OPERATIONS

                                                   Three Months Ended June 30,
                                                       2003             2002
                                                   -------------   ------------

REVENUES                                         $           -   $           -

COST OF REVENUES                                             -               -
                                                 -------------   -------------
GROSS PROFIT (LOSS)                                          -               -

OPERATING EXPENSES:
Selling, general and administrative                     70,843          14,401
                                                 -------------   -------------

LOSS FROM OPERATIONS                                   (70,843)        (14,401)

OTHER INCOME (EXPENSE):
Interest expense                                      (125,000)       (124,000)
Other income                                                 -          15,198
                                                 -------------   -------------

LOSS BEFORE INCOME TAXES                              (195,843)       (123,203)
Income taxes                                                 -               -
                                                 -------------   -------------
NET LOSS                                            $ (195,843)     $ (123,203)
                                                 ==============  ==============
BASIC AND DILUTED (LOSS) PER SHARE                     $ (0.01)        $ (0.01)
                                                 ==============  ==============
Weighted average shares of
common stock outstanding                            15,972,405      15,972,405


See accompanying notes to financial statements.

                                QORUS.COM, INC.
                            STATEMENT OF OPERATIONS

                                                     Six Months Ended June 30,
                                                       2003             2002
                                                   -------------   ------------

REVENUES                                         $           -   $           -

COST OF REVENUES                                             -               -
                                                 -------------   -------------
GROSS PROFIT (LOSS)                                          -               -

OPERATING EXPENSES:
Selling, general and administrative                    106,843          45,896
                                                 -------------   -------------

LOSS FROM OPERATIONS                                  (106,843)        (45,896)

OTHER INCOME (EXPENSE):
Interest expense                                      (250,000)       (248,000)
Other income                                                 -         115,198
                                                 -------------   -------------

LOSS BEFORE INCOME TAXES                              (356,843)       (178,698)
Income taxes                                                 -               -
                                                 -------------   -------------
NET LOSS                                            $ (356,843)     $ (178,698)
                                                 ==============  ==============
BASIC AND DILUTED (LOSS) PER SHARE                     $ (0.02)        $ (0.01)
                                                 ==============  ==============
Weighted average shares of
common stock outstanding                            15,972,405      17,193,127


See accompanying notes to financial statements.

QORUS.COM, INC.
STATEMENTS OF CASH FLOWS

                                                    Six Months Ended June 30,
                                                  -----------------------------
                                                        2003           2002
                                                  ---------------- ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $ (356,843)  $ (178,698)
Changes in operating assets and liabilities
     Deposits                                                   -      125,747
     Accrued expenses and accounts payable                103,588     (160,326)
     Accrued expenses to related parties                  250,000      248,000
                                                  ---------------- ------------

         Net cash (used in) provided
         by operating activities                           (3,255)      34,723
                                                  ---------------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party                                     3,200        4,600
Payment of interest - related party                             -      (41,067)
                                                  ---------------- ------------
         Net cash provided by (used in)
         financing activities                               3,200      (36,467)
                                                  ---------------- ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS               (55)      (1,744)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                     146        1,826
                                                  ---------------- ------------
CASH AND EQUIVALENTS, END OF PERIOD                         $  91        $  82
                                                  ================ ============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                           Six Months Ended June 30,
                                     --------------------------------------
                                         2003                       2002
                                     ----------------    ------------------
Cash Paid:

Interest                                $          --              $ 41,067
Income taxes                                       --                    --


See accompanying notes to financial statements

QORUS.COM, INC.
NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.       BASIS OF PRESENTATION

          The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Qorus.com, Inc. (the "Company") Form 10-KSB for the year ended December 31, 2002 for additional disclosures including a summary of the Company's accounting policies, which have not changed.

          The information furnished reflects all adjustments (all of which were of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

          Going Concern - We sold substantially all of our assets in November 2001. The financial statements have been prepared assuming we will continue to operate as a going concern, and they contemplate the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if we were unable to continue operations. As discussed in Note 6, management projects that available cash resources will be sufficient to meet new liabilities to be incurred over the next twelve months, but they are insufficient to meet existing payables and existing debts to related parties.

3.       MANAGEMENT PLANS

          Prior to November 2001, we provided intelligent message communications services to enterprises in the travel and hospitality sectors. Our services enabled users to improve their customer relationships while reducing expenses. In November 2001, we sold substantially all of our assets to Avery Communications, Inc. ("Avery"). At the time of the transaction, both of our directors (Messrs. Haynes and Isham) were also directors of Avery. Mr. Haynes was also Chief Executive Officer of Avery at the time of the transaction. Mr. Ratchford became a director and was named Chief Financial Officer of Avery in January 2002.

          As a result of the sale of assets to Avery, we no longer have any meaningful business assets, operations or sources of revenue. We are considering the acquisition of or merger with business service entities which have an expertise in, or can benefit from the use of, advanced information communications technology, including but not limited to the credit and collection sector. Additionally, we are considering the possible sale of the Company for its value as a public shell entity. At this time, we have not identified any specific acquisition or merger candidates meeting our criteria.

          In connection with our sale of assets to Avery in November 2001, Avery agreed to pay to us an amount equal to five percent (5%) of the net after-tax income, if any, generated by the acquired intelligent message communications service business for a period of five years following the closing date. Pursuant to an agreement among the parties entered into in March 2002, we agreed to eliminate this royalty obligation in exchange for a cash payment in the amount of $100,000, the return of all common shares of Qorus held by Avery or its subsidiaries and the cancellation of all unexercised options to purchase common shares of Qorus held by Avery or its subsidiaries. At the time of the March 2002 transaction, Messrs. Haynes, Isham and Ratchford were directors of Avery Communications.

          At June 30, 2003, we had $91 in cash resources. As discussed in Note 6, management projects that available cash resources will be sufficient to meet new liabilities to be incurred over the next twelve months, but they are insufficient to meet existing payables and existing debts to related parties. In order to ensure our ability to continue thereafter as a going concern, management is considering alternate plans that include, but are not limited to (i) the acquisition of or merger with business service entities which have an expertise in, or can benefit from the use of, advanced information communications technology, including but not limited to the credit and collection sector; (ii) the sale of our stock to another entity which could benefit from our status as a publicly traded entity; and
     (ii) debt and equity financings to provide capital for such acquisitions or mergers.

          Our ability to acquire and operate any new business will likely be dependent, among other things, on the ability to raise additional capital. There can be no assurances that we will be able to raise such capital.

4.       NOTES PAYABLE TO RELATED PARTIES

          We had $4.8 million of notes payable outstanding at June 30, 2003. All such notes are payable to related parties. $4.7 million of such notes are secured by liens on all of our assets and bear interest at 10% to 12% per annum. During 2003, we obtained an extension of the maturity date on such secured notes, which are now due on demand but are required to be paid no later than December 31, 2003. Certain of such notes, in an aggregate amount of $4.2 million, automatically convert into the same securities received by any new investor(s) if the Company or one of its subsidiaries completes new financing of at least $5 million.

          At June 30, 2003, we had $0.1 million of unsecured notes payable, which were issued to a related party, accrue interest at 15% per annum and are due on demand. In addition, we have committed to sell 20,000 shares of common stock at par value to the unsecured noteholder.

5.       INCOME TAXES

          We have generated substantial tax loss carry-forwards that created a significant deferred tax asset at June 30, 2003. We have not assigned any value to such asset due to the uncertainty of realization of the value. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.
     Management considers projected future taxable income and tax planning strategies in making this assessment.

          At June 30, 2003, we had net operating loss carry-forwards for federal tax purposes of approximately $9 million, which are available to offset future taxable income, if any, through 2022, subject to limitations of
     Section 382 of the Internal Revenue Code.

6.       SUBSEQUENT EVENT

          On August 4, 2003, we entered into an agreement with Avery under which Avery will provide a $150,000 line of credit to fund our administrative expenses through December 31, 2005. Borrowings under the credit line will accrue interest at 8% per annum, and principal and interest are due on December 31, 2005. In exchange for the credit facility, we have granted Avery a right to match any acceptable offer for the assets or stock of Qorus through 2008. Our two largest creditors and stockholders have also subordinated their right to any proceeds arising from the sale of our assets or stock. Avery has a right to offset amounts owed under the credit line against amounts otherwise payable to Qorus or the two creditors/stockholders if Avery were to purchase the assets or stock of Qorus.

Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

     Prior to November 2001, we provided intelligent message communications services to enterprises in the travel and hospitality sectors. Our services enabled users to improve their customer relationships while reducing expenses. In November 2001, we sold substantially all of our assets to Avery, and as a result we no longer have any meaningful business assets, operations or sources of revenue. At the time of the transaction, both of our directors (Messrs. Haynes and Isham) were also directors of Avery. Mr. Haynes was also Chief Executive Officer of Avery at the time of the transaction. Mr. Ratchford became a director and was named Chief Financial Officer of Avery in January 2002.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

     We no longer have any employees or operating assets related to our former message communications business. We intend to change the focus of our business, with greater emphasis given to acquiring or merging with companies which offer business services relying on advanced information communications technology. Our ability to acquire and operate any new business will likely be dependent, among other things, on our ability to raise additional capital. There can be no assurances that we will be able to raise such capital.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

     Gross revenues for the three months ended June 30, 2003 and 2002 were zero, reflecting the November 2001 sale of assets related to our intelligent message communications business.

     Cost of revenues for the three months ended June 30, 2003 and 2002 were zero, reflecting the absence of revenue, which was the result of the November 2001 sale of assets related to our intelligent message communications business.

     A gross profit or loss of zero was achieved for the three months ended June 30, 2003 and 2002.

     Selling, general and administrative expenses for the three months ended June 30, 2003 were $70,843 and related principally to rent on vacated office space and audit fees. In the second quarter of 2002, such expenses had totaled $14,401, principally for administrative expenses.

     Interest expense was $125,000 for the three months ended June 30, 2003 compared to $124,000 during the comparable period in 2002. The absence of any significant change in interest expense reflected minimal changes to the aggregate loan balance and applicable interest rates on outstanding loans.

     As a result of the foregoing, the net loss for the three months ended June 30, 2003 was $195,843 compared to a net loss of $123,203 in the second quarter of 2002.

SIX MONTHS ENDED JUNE 30, 2003  COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

     Gross revenues for the six months ended June 30, 2003 and 2002 were zero, reflecting the November 2001 sale of assets related to our intelligent message communications business.

     Cost of revenues for the six months ended June 30, 2003 and 2002 were zero, reflecting the absence of revenue, which was the result of the November 2001 sale of assets related to our intelligent message communications business.

     A gross profit or loss of zero was achieved for the six months ended June 30, 2003 and 2002.

     Selling, general and administrative expenses for the six months ended June 30, 2003 were $106,843 and related principally to rent on vacated office space and audit fees. During the first six months of 2002, such expenses had totaled $45,896 for audit fees and other administrative expenses.

     Interest expense was $250,000 for the six months ended June 30, 2003 compared to $248,000 during the comparable period in 2002. The absence of any significant change in interest expense reflected minimal changes to the aggregate loan balance and applicable interest rates on outstanding loans.

     During the first six months of 2002, we realized $115,198 of other income, principally from a $100,000 cash payment received from Avery in connection with our agreement, in March 2002, to cancel Avery's obligation to pay us an amount equal to five percent (5%) of the net after-tax income, if any, generated by the intelligent message communications service business acquired by Avery from us, for a period of five years following the closing date (see Note 3 to financial statements).

     As a result of the foregoing, the net loss for the six months ended June 30, 2003 was $356,843 compared to a net loss of $178,698 in the first six months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003, we had negative working capital of $6.7 million, largely attributable to $6.2 million in short-term indebtedness and accrued interest owed to related parties. During the first six months of 2003, we satisfied working capital requirements by borrowing $3,200 from an affiliated entity (see
Note 4 to financial statements).

     We used $3,255 of cash in operating activities during the first six months of 2003 compared to $34,723 provided during the first six months of 2002. The $3,255 of cash used in operating activities during the first six months of 2003 was attributable to a $356,843 net loss offset by a $103,588 increase in accrued expenses and accounts payable and a $250,000 increase in accrued expenses owed to related parties. The $34,723 of cash provided from operating activities during the first six months of 2002 resulted from a $248,000 increase in accrued expenses owed to related parties and a $125,747 recovery of deposits, offset by a $178,698 net loss and a $160,326 reduction in accrued expenses and accounts payable.

      Financing activities provided $3,200 of cash during the first six months of 2003 compared to $36,467 used during the first six months of 2002. Cash provided during the first six months of 2003 resulted from a loan from a related party, while cash used during the first quarter of 2002 was largely attributable to the payment of interest to a related party.

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

Item 3.  DISCLOSURE CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

                                     Part II

                                Other Information

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

                   See Index to Exhibits attached hereto.

(b)      Reports on Form 8-K

                  None

Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Glenview, Illinois on the 14th day of August, 2003.

                                         QORUS.COM, INC.

                                         By:      /s/ Thomas C. Ratchford
                                                  ------------------------------
                                                  Thomas C. Ratchford
                                                  Chief Financial Officer

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

10.35 First Amendment to Consulting Agreement dated as of March 15, 2002 between Qorus.com, Inc. and Thurston Group, Inc. (incorporated by reference to Exhibit No. 10.60 of the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed by Qorus.com, Inc.)
10.36 Second Amendment to Asset Purchase Agreement, dated March 15, 2002, among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. (incorporated by reference to Exhibit No. 10.61 of the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed by Qorus.com, Inc.)
10.37 Demand Promissory Note, dated as of May 22, 2002, payable to Thurston Interests, LLC by Qorus.com, Inc. in the original principal amount of $2,600 (incorporated by reference to Exhibit No. 10.62 of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed by Qorus.com, Inc.)
10.38 Demand Promissory Note, dated as of June 6, 2002, payable to Thurston Interests, LLC by Qorus.com, Inc. in the original principal amount of $2,000 (incorporated by reference to Exhibit No. 10.63 of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed by Qorus.com, Inc.)
10.39 Addendum to Notes dated as of July 16, 2002, among Qorus.com, Inc., Thurston Interests, LLC and Customer Care & Technology Holdings, Inc. (incorporated by reference to Exhibit No. 10.64 of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed by Qorus.com, Inc.)
10.40 Demand Promissory Note, dated as of July 12, 2002, payable to Thurston Interests, LLC by Qorus.com, Inc. in the original principal amount of $3,000 (incorporated by reference to Exhibit No. 10.65 of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, filed by Qorus.com, Inc.)
10.41 Second Addendum to Notes dated May 8, 2003, among Qorus.com, Inc., Thurston Interests, LLC and Customer Care & Technology Holdings, Inc. (incorporated by reference to Exhibit No. 10.41 of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, filed by Qours.com, Inc.)
10.42 Agreement dated August 4, 2003, among Qorus.com, Inc., Avery Communications, Inc., Thurston Interests, LLC and Customer Care & Technology Holdings, Inc. (filed herewith)
31.1 Certificate of the Chief Executive Officer dated as of August 14, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2 Certificate of the Chief Financial Officer dated as of August 14, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1 Certificate of the Chief Executive and Chief Financial Officers dated as of August 14, 2003 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

* notes a management contract or compensatory plan or arrangement