Form 10QSB
period 2003-09-30
QORUS COM INC
filed 2003-11-10
CIK 1095691

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2003

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

     Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

     Number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2003: 15,972,405



           Transitional Small Business Disclosure Format (Check One):
                                    Yes No X

                                Table of Contents

Part I   Financial Information

     Item 1.  Financial Statements                                        Page
                                                                          ----

              Balance Sheets as of September 30, 2003 (Unaudited) and
              December 31, 2002                                             3

              Statements of Operations (Unaudited)
              for the three months ended September 30, 2003 and 2002        4

              Statements of Operations (Unaudited)
              for the nine months ended September 30, 2003 and 2002         5

              Statements of Cash Flows (Unaudited)
              for the nine months ended September 30, 2003 and 2002         6

              Notes to Financial Statements (Unaudited)                     7

     Item 2.  Management's Discussion and Analysis or Plan of Operation     9

     Item 3.  Controls and Procedures                                      11

Part II   Other information

     Item 6.  Exhibits and Reports on Form 8-K.                            11

                  Signatures                                               12

                                QORUS.COM, INC.
                            CONDENSED BALANCE SHEET

                                                 September 30,     December 31,
                                                     2003               2002
                                                 --------------    ------------
                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
Cash                                              $           -     $       146
                                                 --------------    ------------

TOTAL ASSETS                                      $           -     $       146
                                                 ==============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses             $     498,665     $   387,443
Accrued expenses due related parties                  1,570,284       1,195,284
Notes payable to related parties                      4,783,799       4,780,599
                                                 --------------    ------------
Total current liabilities                             6,852,748       6,363,326
                                                 --------------    ------------

LONG TERM LIABILITIES:
Long-term debt to related party                         168,664               -

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $0.01; 5,000,000
    shares authorized and no shares issued
Common stock,  par value $0.001;  50,000,000
    shares authorized  and 18,982,405 shares
    issued and outstanding                               18,982          18,982
Additional paid-in capital                            9,902,794       9,902,794
Accumulated deficit                                 (16,937,428)    (16,279,196)
Treasury stock at cost, 3,010,000 shares                 (3,010)         (3,010)
Note receivable for common stock                         (2,750)         (2,750)
                                                 --------------    ------------
Total stockholders' deficit                          (7,021,412)     (6,363,180)
                                                 --------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $           -     $       146
                                                 ==============    ============

See accompanying notes to financial statements.

                                QORUS.COM, INC.
                            STATEMENT OF OPERATIONS

                                                Three Months Ended September 30,
                                                      2003            2002
                                                 -------------   -------------

REVENUES                                         $           -   $           -

COST OF REVENUES                                             -               -
                                                 -------------   -------------
GROSS PROFIT (LOSS)                                          -               -

OPERATING EXPENSES:
Selling, general and administrative                    175,741          10,680
                                                 -------------   -------------

LOSS FROM OPERATIONS                                  (175,741)        (10,680)

OTHER INCOME (EXPENSE):
Interest expense                                      (126,000)       (124,000)
Other income                                                 -           1,597
                                                 -------------   -------------

LOSS BEFORE INCOME TAXES                              (301,741)       (133,083)
Income taxes                                                 -               -
                                                 -------------   -------------
NET LOSS                                            $ (301,741)     $ (133,083)
                                                 ==============  ==============
BASIC AND DILUTED (LOSS) PER SHARE                     $ (0.02)        $ (0.01)
                                                 ==============  ==============
Weighted average shares of
common stock outstanding                            15,972,405      15,972,405


See accompanying notes to financial statements.

                                QORUS.COM, INC.
                            STATEMENT OF OPERATIONS

                                                 Nine Months Ended September 30,
                                                     2003             2002
                                                 -------------   -------------

REVENUES                                         $           -   $           -

COST OF REVENUES                                             -               -
                                                 -------------   -------------
GROSS PROFIT (LOSS)                                          -               -

OPERATING EXPENSES:
Selling, general and administrative                    282,584          56,576
                                                 -------------   -------------

LOSS FROM OPERATIONS                                  (282,584)        (56,576)

OTHER INCOME (EXPENSE):
Interest expense                                      (376,000)       (372,000)
Other income                                                 -         116,795
                                                 -------------   -------------

LOSS BEFORE INCOME TAXES                              (658,584)       (311,781)
Income taxes                                                 -               -
                                                 -------------   -------------
NET LOSS                                            $ (658,584)     $ (311,781)
                                                 ==============  ==============
BASIC AND DILUTED (LOSS) PER SHARE                     $ (0.04)        $ (0.02)
                                                 ==============  ==============
Weighted average shares of
common stock outstanding                            15,972,405      16,786,220


See accompanying notes to financial statements.

QORUS.COM, INC.
STATEMENTS OF CASH FLOWS

                                                Nine Months Ended September 30,
                                                -----------------------------
                                                      2003           2002
                                                ---------------- ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $ (658,584)  $ (311,781)
Changes in operating assets and liabilities
     Deposits                                                 -      125,747
     Accrued expenses and accounts payable              111,574     (154,201)
     Accrued expenses to related parties                375,000      372,000
                                                ---------------- ------------

         Net cash (used in) provided
         by operating activities                       (172,010)      31,765
                                                ---------------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party                                   3,200        7,600
Long-term debt proceeds from related party              168,664            -
Payment of interest - related party                           -      (41,067)
                                                ---------------- ------------
         Net cash provided by (used in)
         financing activities                           171,864      (33,467)
                                                ---------------- ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS            (146)      (1,702)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                   146        1,826
                                                ---------------- ------------
CASH AND EQUIVALENTS, END OF PERIOD                       $   -        $ 124
                                                ================ ============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                         Nine Months Ended September 30,
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

               The information furnished reflects all adjustments (all of which were of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows on a consistent basis. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

               Going Concern - We sold substantially all of our assets in November 2001. The financial statements have been prepared assuming we will continue to operate as a going concern, and they contemplate the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if we were unable to continue operations. As discussed in Note 6, we foreseeably have access to sufficient cash resources to meet new obligations incurred in the normal course of business over the next 12 months.

     3.   MANAGEMENT PLANS

               Prior to November 2001, we provided intelligent message communications services to enterprises in the travel and hospitality sectors. Our services enabled users to improve their customer relationships while reducing expenses. In November 2001, we sold substantially all of our assets to Avery Communications, Inc. ("Avery"). At the time of the transaction, both of our directors (Messrs. Haynes and Isham) were also directors of Avery. Mr. Haynes was also Chief Executive Officer of Avery at the time of the transaction. Mr. Ratchford, our Chief Financial Officer, became a director and was named Chief Financial Officer of Avery in January 2002.

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

               At September 30, 2003, we had no cash resources.  As discussed in
          Note 6, management projects that available cash resources will be sufficient to meet liabilities to be incurred over the next twelve months, but they are insufficient to meet existing payables and existing debts to related parties. In order to ensure our ability to continue thereafter as a going concern, management is considering alternate plans that include, but are not limited to (i) the acquisition of or merger with business service entities which have an expertise in, or can benefit from the use of, advanced information communications technology, including but not limited to the credit and collection sector; (ii) the sale of our stock to another entity which could benefit from our status as a publicly traded entity; and (ii) debt and equity financings to provide capital for such acquisitions or mergers.

               Our ability to acquire and operate any new business will likely be dependent, among other things, on the ability to raise additional capital. There can be no assurances that we will be able to raise such capital.

     4.   NOTES PAYABLE TO RELATED PARTIES

               We had $5.0 million of notes payable outstanding at September 30, 2003. All such notes are payable to related parties. $4.8 million of such notes are due at December 31, 2003; and $0.2 million are due at December 31, 2005. $4.7 million of such notes are secured by liens on all of our assets and bear interest at 10% to 12% per annum. During 2003, we obtained an extension of the maturity date on such secured notes, which are now due on demand but are required to be paid no later than December 31, 2003. Certain of such notes, in an aggregate amount of $4.2 million, automatically convert into the same securities received by any new investor(s) if the Company or one of its subsidiaries completes new financing of at least $5 million.

               At September 30, 2003, we had $0.3 million of unsecured notes payable. Such notes included $0.2 million of notes which accrue interest at 8% and are due on December 31, 2005. The remaining $0.1 million of unsecured notes accrue interest at 15% per annum, are due on demand and carry a commitment from us to sell 20,000 shares of common stock to the noteholder at a price of $0.001 per share.

     5.   INCOME TAXES

               We have generated substantial tax loss carry-forwards that created a significant deferred tax asset at September 30, 2003. We have not assigned any value to such asset due to the uncertainty of realization of the value. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers projected future taxable income and tax planning strategies in making this assessment.

               At September 30, 2003, we had net operating loss carry-forwards for federal tax purposes of approximately $9 million, which are available to offset future taxable income, if any, through 2022, subject to limitations of Section 382 of the Internal Revenue Code.

     6.   LIQUIDITY

               On August 4, 2003, we entered into an agreement with Avery under which Avery agreed to provide a $150,000 line of credit to fund our administrative expenses through December 31, 2005. On September 30, 2003, the credit line was amended to permit borrowings of up to $200,000. At September 30, 2003, actual borrowings under the credit line were $168,664.

               Borrowings under the credit line will accrue interest at 8% per annum and are due on December 31, 2005. In exchange for the credit facility, we have granted Avery a right to match any acceptable offer for the assets or stock of Qorus through 2008. Our two largest creditors and stockholders have also subordinated their right to any proceeds arising from the sale of our assets or stock to Avery. Avery has a right to offset amounts owed under the credit line against amounts otherwise payable to Qorus or the two creditors/stockholders if Avery were to purchase the assets or stock of Qorus.

Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

     Prior to November 2001, we provided intelligent message communications services to enterprises in the travel and hospitality sectors. Our services enabled users to improve their customer relationships while reducing expenses. In November 2001, we sold substantially all of our assets to Avery, and as a result we no longer have any meaningful business assets, operations or sources of revenue. At the time of the transaction, both of our directors (Messrs. Haynes and Isham) were also directors of Avery. Mr. Haynes was also Chief Executive Officer of Avery at the time of the transaction. Mr. Ratchford, our Chief Financial Officer, became a director and was named Chief Financial Officer of Avery in January 2002.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

     We no longer have any employees or operating assets related to our former message communications business. We intend to change the focus of our business, with greater emphasis given to acquiring or merging with companies who offer business services relying on advanced information communications technology. Our ability to acquire and operate any new business will likely be dependent, among other things, on our ability to raise additional capital. There can be no assurances that we will be able to raise such capital. Currently, the Company is inactive.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

     Gross revenues for the three months ended September 30, 2003 and 2002 were zero, reflecting the November 2001 sale of assets related to our intelligent message communications business.

     Cost of revenues for the three months ended September 30, 2003 and 2002 were zero, reflecting the absence of revenue, which was the result of the November 2001 sale of assets related to our intelligent message communications business.

     A gross profit or loss of zero was achieved for the three months ended September 30, 2003 and 2002.

     Selling, general and administrative expenses for the three months ended September 30, 2003 were $175,741 and related principally to $130,000 of costs to settle a lawsuit filed against us and accrued rent on vacated office space. In the third quarter of 2002, administrative expenses had totaled $10,680.

     Interest expense was $126,000 for the three months ended September 30, 2003 compared to $124,000 during the comparable period in 2002. The absence of any significant change in interest expense reflected minimal changes to the aggregate loan balance and applicable interest rates on outstanding loans.

     As a result of the foregoing, the net loss for the three months ended September 30, 2003 was $301,741 compared to a net loss of $133,083 in the third quarter of 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

     Gross revenues for the nine months ended September 30, 2003 and 2002 were zero, reflecting the November 2001 sale of assets related to our intelligent message communications business.

     Cost of revenues for the nine months ended September 30, 2003 and 2002 were zero, reflecting the absence of revenue, which was the result of the November 2001 sale of assets related to our intelligent message communications business.

     A gross profit or loss of zero was achieved for the nine months ended September 30, 2003 and 2002.

     Selling, general and administrative expenses for the nine months ended September 30, 2003 were $282,584 and related principally to $130,000 of costs to settle a lawsuit filed against us, accrued rent on vacated office space and audit fees. During the first nine months of 2002, such expenses had totaled $56,576 for audit fees and other administrative expenses.

     Interest expense was $376,000 for the nine months ended September 30, 2003 compared to $372,000 during the comparable period in 2002. The absence of any significant change in interest expense reflected minimal changes to the aggregate loan balance and applicable interest rates on outstanding loans.

     During the first nine months of 2002, we realized $116,795 of other income, principally from a $100,000 cash payment received from Avery in connection with our agreement, in March 2002, to cancel Avery's obligation to pay us an amount equal to five percent (5%) of the net after-tax income, if any, generated by the intelligent message communications service business acquired by Avery from us, for a period of five years following the closing date (see Note 3 to financial statements).

     As a result of the foregoing, the net loss for the nine months ended September 30, 2003 was $658,584 compared to a net loss of $311,781 in the first nine months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2003, we had negative working capital of $6.9 million, largely attributable to $6.4 million in short-term indebtedness and accrued interest owed to related parties. During the first nine months of 2003, we satisfied working capital requirements by borrowing $171,864 from affiliated entities (see Notes 4 and 6 to financial statements).

     We used $172,010 of cash in operating activities during the first nine months of 2003 compared to $31,765 provided during the first nine months of 2002. The $172,010 of cash used in operating activities during the first nine months of 2003 was attributable to a $658,584 net loss offset by a $375,000 increase in accrued expenses owed to related parties and a $111,574 increase in accrued expenses and accounts payable to unrelated parties. The $31,765 of cash provided from operating activities during the first nine months of 2002 resulted from a $372,000 increase in accrued expenses owed to related parties and a $125,747 recovery of deposits, offset by a $311,781 net loss and a $154,201 reduction in accrued expenses and accounts payable to unrelated parties.

      Financing activities provided $171,864 of cash during the first nine months of 2003 compared to $33,467 used during the first nine months of 2002. Cash provided during the first nine months of 2003 resulted from loans from a related party (see Note 6 to financial statements), while cash used during the first nine months of 2002 was largely attributable to the payment of interest to a related party.

     The Company is currently inactive. As a result of the credit facility extended to us by Avery as discussed in Note 6, management projects that available cash resources will be sufficient to meet liabilities to be incurred over the next twelve months, but they are insufficient to meet existing payables and existing debts to related parties.

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

                                     Part II

                                Other Information

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

                   See Index to Exhibits attached hereto.

(b)      Reports on Form 8-K

                  None

Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Glenview, Illinois on the 10th day of November, 2003.

                           QORUS.COM, INC.

                           By: /s/ Thomas C. Ratchford
                           ---------------------------------
                           Thomas C. Ratchford
                           Chief Financial Officer

Exhibit Index


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

10.35 First Amendment to Consulting Agreement dated as of March 15, 2002 between Qorus.com, Inc. and Thurston Group, Inc. (incorporated by reference to Exhibit No. 10.60 of the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed by Qorus.com, Inc.)
10.36 Second Amendment to Asset Purchase Agreement, dated March 15, 2002, among Qorus.com, Inc., TMT Holdings, Inc., Aelix, Inc. and Avery Communications, Inc. (incorporated by reference to Exhibit No. 10.61 of the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed by Qorus.com, Inc.)
10.37 Demand Promissory Note, dated as of May 22, 2002, payable to Thurston Interests, LLC by Qorus.com, Inc. in the original principal amount of $2,600 (incorporated by reference to Exhibit No. 10.62 of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed by Qorus.com, Inc.)
10.38 Demand Promissory Note, dated as of June 6, 2002, payable to Thurston Interests, LLC by Qorus.com, Inc. in the original principal amount of $2,000 (incorporated by reference to Exhibit No. 10.63 of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed by Qorus.com, Inc.)
10.39 Addendum to Notes dated as of July 16, 2002, among Qorus.com, Inc., Thurston Interests, LLC and Customer Care & Technology Holdings, Inc. (incorporated by reference to Exhibit No. 10.64 of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed by Qorus.com, Inc.)
10.40 Demand Promissory Note, dated as of July 12, 2002, payable to Thurston Interests, LLC by Qorus.com, Inc. in the original principal amount of $3,000 (incorporated by reference to Exhibit No. 10.65 of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, filed by Qorus.com, Inc.)
10.41 Second Addendum to Notes dated May 8, 2003, among Qorus.com, Inc., Thurston Interests, LLC and Customer Care & Technology Holdings, Inc. (incorporated by reference to Exhibit No. 10.41 of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, filed by Qours.com, Inc.)
10.42 Agreement dated August 4, 2003, among Qorus.com, Inc., Avery Communications, Inc., Thurston Interests, LLC and Customer Care & Technology Holdings, Inc. (incorporated by reference to Exhibit No.
         10.42 of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, filed by Qours.com, Inc.)
10.43 Agreement dated September 30, 2003, among Qorus.com, Inc., Avery Communications, Inc., Thurston Interests, LLC and Customer Care & Technology Holdings, Inc. (filed herewith)
31.1 Certificate of the Chief Executive Officer dated as of November 10, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2 Certificate of the Chief Financial Officer dated as of November 10, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32 Certificate of the Chief Executive and Chief Financial Officers dated as of November 10, 2003 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

* notes a management contract or compensatory plan or arrangement