Form 10KSB
period 2003-12-31
QORUS COM INC
filed 2004-03-30
CIK 1095691

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing sale price of such stock as reported on March 26, 2004 by the National Quotation Bureau Pink Sheets) was approximately $215,000.

     As of March 26, 2004, 15,697,405 shares of the registrant's Common Stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None


           Transitional Small Business Disclosure Format (Check One):
                                    Yes No X

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

Summary

     Prior to November 2001, Qorus.com, Inc., a Florida corporation ("Qorus," the "Company"), provided intelligent message communications services to enterprises in the travel and hospitality sectors. Our services enabled users to improve their customer relationships and their supply and demand chain management while reducing expenses. In November 2001, we sold substantially all of our assets to an Avery entity then under common control. As a result, we no longer have any meaningful business assets, operations or sources of revenue. We are considering the possible sale of the Company for its value as a public shell entity, but have not identified any specific prospective buyers meeting our criteria.

     To date, we have not generated any significant revenues. We will require substantial additional financing to execute our business plan. The accompanying financial statements include a "going concern" explanatory paragraph from our accountants.

Related Parties and Affiliates

     We are controlled by Patrick J. Haynes, III and his affiliates, including Thurston Group, Inc., a privately owned merchant banking firm located in Chicago, Illinois. Mr. Haynes, directly and indirectly, through his various affiliates and investment limited partnerships, beneficially owns approximately 57% of our common stock.

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

     In May 1999, the stockholders of Qorus Delaware entered into an Acquisition Agreement with Golf Ball World, Inc., a Florida corporation ("Golf Ball World"). Pursuant to the Acquisition Agreement, the stockholders of Qorus Delaware exchanged their shares of Qorus Delaware common stock for an aggregate of 5,333,145 shares of the common stock of Golf Ball World. As a result of such exchange, Qorus Delaware became a wholly owned subsidiary of Golf Ball World and the former stockholders of Qorus Delaware acquired approximately 71.5% of the issued and outstanding shares of Golf Ball World. As provided in the Acquisition Agreement, Golf Ball World changed its name to "Qorus.com, Inc."

     In July 1999, Qorus Delaware acquired substantially all of the operating assets of NetDox to use in its intelligent messaging business.

     On or about October 5, 1999, Qorus Delaware was merged with and into Qorus (the former "Golf Ball World, Inc.").

Sale of Assets in 2001

         In November 2001, we sold substantially all of our and our subsidiaries' assets, including our intelligent message communications service business, to Avery Communications, Inc., now known as Avery Holdings, LLC ("Avery"), an entity at the time of the transaction related through common ownership. We did not receive any cash in connection with the sale. Instead, Avery returned to us $4,064,500 of notes payable owed to Avery and agreed to assume certain of Qorus' liabilities. Additionally, Avery agreed to pay us five percent of the net after-tax income, if any, generated by the acquired intelligent message communications service business for a period of five years following the closing date.

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

Employees

     As of March 15, 2004, we had two executive officers and no other employees. Mr. Haynes, our Chairman and Chief Executive Officer, has never received any compensation from Qorus. Mr. Ratchford, our Chief Financial Officer, has not received any compensation from us since November 2001.

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

     In the aggregate, our executive officers and directors, and their affiliates, beneficially own approximately 58% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control most matters submitted to stockholders of Qorus for approval, including the election and removal of directors and the control of management. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of Qorus, impeding a merger, consolidation, takeover or other business combination involving Qorus or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could have a materially adverse effect on our market value.

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


ITEM 2.           DESCRIPTION OF PROPERTIES.


     During March 2003, we relocated our executive offices to 2700 Patriot Boulevard, Glenview, Illinois. The property is a multi-story office building. The Company shares office space with Billing Services Group, LLC, which is a related party to Avery. Neither Avery, its affiliates, nor Billing Services Group has charged us for any rent or other occupancy expenses. The Company has unsuccessfully attempted to sublease 4,643 square feet of previously-occupied executive office space in Fairfax, Virginia. The Fairfax, Virginia space is within a multi-story office building and leased from a non-affiliated party under a lease which expires on May 31, 2005. The required monthly rental payment under the lease is approximately $11,000. The rental payments for this space have been in arrears since February 2001.


ITEM 3.           LEGAL PROCEEDINGS.

     None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     There were no matters submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2003.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                 [AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES].


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


2003                                               High         Low
                                                   ----         ---
   First Quarter                                  $0.010       $0.001
   Second Quarter                                 $0.020       $0.003
   Third Quarter                                  $0.010       $0.005
   Fourth Quarter                                 $0.060       $0.005


                                                   High         Low
                                                   ----         ---
2002

   First Quarter                                  $0.015       $0.005
   Second Quarter                                 $0.006       $0.005
   Third Quarter                                  $0.019       $0.002
   Fourth Quarter                                 $0.019       $0.001

         There were 145 holders of record of our common stock at March 15, 2004.


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

Recent Sales of Unregistered Securities

     At various times between January 1, 2001 and December 31, 2001, Qorus issued an aggregate of 1,520,000 shares of its common stock to Thurston
Interests, L.L.C., Customer Care & Technology Holdings, Inc. ("CCT") and Thurston Communications Corporation for a purchase price of $.01 per share. Additionally, we gave such parties the right to purchase an additional 1,066,500 shares of common stock for a purchase price of $0.01 per share. The shares and purchase rights were issued in connection with $2,738,500 in cash advances from such parties during the same period. Each of the investors represented and warranted that it was an "accredited investor" and was acquiring the shares for investment and not with a view to distributing such shares. A legend to such effect was placed on the certificates representing such shares, and appropriate "stop transfer" instructions were given to our transfer agent. The issuance was made without registration under the Securities Act in reliance upon the exemption from registration afforded by Section 4(2) under the Securities Act.


     In December 2001, 25,000 shares of common stock were purchased for the treasury, and we cancelled these shares. The shares were purchased from an unrelated party at a price of $0.01 per share.


     In October 2003, we cancelled 275,000 shares of common stock previously issued to CCT, when CCT indicated that it did not have the financial resources to pay $2,750 owed under a subscription note receivable.

     At various times between May 19, 1999 and December 31, 2001, Qorus has granted options to purchase an aggregate of 1.8 million shares of Qorus' common stock to Qorus' directors, officers and employees pursuant to Qorus' 1999 stock option plan. In addition, Qorus also granted options to purchase an aggregate of
1.9 million shares of Qorus' common stock to Qorus' employees and other parties pursuant to individual option agreements. Such options were granted in reliance upon the exemption provided in Rule 701 under the Securities Act. The options generally require a cash payment at the time of exercise. Exercise prices for substantially all of the options exceed the current market price by a significant premium.

     In connection with the sale of assets to Avery in November 2001, Avery agreed to pay to Qorus an amount equal to five percent (5%) of the net after-tax income, if any, generated by the acquired intelligent message communications service business for a period of five years following the closing date. Pursuant to an agreement among the parties entered into in March 2002, we agreed to eliminate this royalty obligation in exchange for a cash payment in the amount of $100,000, the return of all common shares of Qorus held by Avery or its subsidiaries and the cancellation of 1,066,500 unexercised options to purchase common shares of Qorus held by Avery or its subsidiaries


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Overview and Line Item Explanations


     Revenue represents service fees charged to customers. Revenue is recognized once services are rendered. Revenue in 2003 was zero.

     Our expenses have exceeded net revenues since inception. For the period from March 10, 1999 to December 31, 2003, Qorus sustained cumulative net losses totaling approximately $17 million.

RESULTS OF OPERATIONS

     Selected financial data with respect to the year ended December 31, 2003 and December 31, 2002 are set forth below.

                                          Qorus.com, Inc.      Qorus.com, Inc.
                                          ---------------      ---------------
                                         December 31, 2003    December 31, 2002
BALANCE SHEET DATA                             $000                  $000

Cash and cash equivalents                      $  21                  $  -
Total assets                                      21                     -
Notes payable to related parties               4,986                 4,781
Total liabilities                              7,190                 6,363
Accumulated deficit                           17,085               (16,279)
Total stockholders' deficit                    7,169                (6,363)


                                          Qorus.com, Inc.      Qorus.com, Inc.
                                          ---------------      ---------------
                                         December 31, 2003    December 31, 2002
         STATEMENT OF OPERATIONS DATA          $000                  $000

Revenues                                       $  -                  $  -
Total costs and expenses                        304                   267
Loss from operations                            304                   267
Other expense, net                             (502)                 (383)
Net loss                                       (806)                 (650)
Basic loss per share                         ($0.05)              ($ 0.04)
Shares used in  computing
   basic income or loss                  15,912,622            16,582,766

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002


     Gross revenues, cost of revenues and gross profit for the years ended December 31, 2003 and December 31, 2002 were zero, resulting from the November 2001 sale of assets and operations of our intelligent message communications business.

     Selling, general and administrative expenses for the year ended December 31, 2003 were $303,837 and related principally to rental costs for vacated space, settlement costs related to litigation, audit fees and other administrative expenses. During 2002, such expenses totaled $266,968. The $36,869 increase in expenses during 2003 was largely attributable to $130,000 of litigation costs offset by reductions in other expenses.

     Interest expense was $503,000 for the year ended December 31, 2003 compared to $500,000 during 2002. The increase reflected additional borrowings incurred to fund operating losses.

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

     As a result of the foregoing, the net loss for the year ended December 31, 2003 was $805,553 compared to net loss of $650,111 during 2002.

     We are considering the possible sale of the Company for its value as a public shell entity. At this time, we have not identified any specific prospective buyers meeting our criteria.

     In order to satisfy future obligations associated with maintenance of the business on a going forward basis, we entered into an agreement with Avery during 2003 under which Avery agreed to provide a $200,000 line of credit to fund our administrative expenses through December 31, 2005. At December 31, 30, 2003, actual borrowings under the credit line were $200,000.


CRITICAL  ACCOUNTING POLICIES

         Because we have no operations and are not engaged in any significant transactions, we currently have no critical accounting policies.


LIQUIDITY AND CAPITAL RESOURCES


     At December 31, 2003, we had negative working capital of $7.0 million ($6.4 million at December 31, 2002), largely attributable to $6.5 million ($6.0 million at December 31 2002) in short-term indebtedness and accrued interest owed to related parties.


     On August 4, 2003, we entered into an agreement with Avery under which Avery agreed to provide a $150,000 line of credit to fund our administrative expenses through December 31, 2005. On September 30, 2003, the credit line was amended to permit borrowings of up to $200,000. At December 31, 2003, actual borrowings under the credit line were $200,000.

     Borrowings under the credit line accrue interest at 8% per annum and are due on December 31, 2005. In exchange for the credit facility, we have granted Avery a right to match any acceptable offer for the assets or stock of Qorus through 2008. Our two largest creditors and stockholders have also subordinated their right to any proceeds arising from the sale of our assets or stock to Avery. Avery has a right to offset amounts owed under the credit line against amounts otherwise payable to Qorus or the two creditors/stockholders if Avery were to purchase the assets or stock of Qorus.

     We are in default with regard to substantially all of our notes payable effective January 1, 2004. We are also in default under a property lease in Fairfax, Virginia. The facility had been used as the corporate headquarters for our business before we closed the office in February 2001. Monthly rental for the office space is approximately $11,000, and the lease expires on May 31, 2005. We are attempting to sublease the office space or obtain a release from the landlord. The rental payments have been in arrears since February 2001.

     Future minimum payments under the lease are as follows:

                           CALENDAR YEAR ENDED


                                  2004                    $125,352
                                  2005                      52,890
                                                     -------------
                                  Total                   $178,242
                                                     -------------

     We had $21,427 of cash and cash equivalents as of December 31, 2003.

GOING CONCERN


     We have generated minimal revenues and incurred substantial losses from operations since our inception. For the two year period following the disposition of substantially all of our assets, we have had zero revenue. As a result, our independent auditors included an explanatory paragraph in their report for the years ended December 31, 2002 and December 31, 2003, which indicate a substantial doubt as to our ability to continue as a going concern. In order to execute the Company's business plan, the Company will need to raise additional financing.

LEGAL PROCEEDINGS

         None


ITEM 7.  FINANCIAL STATEMENTS.

     The following financial statements required by this item are filed herewith:

                                                                           Page

   Report of Independent Auditors                                          F-2
   Balance Sheets as of December 31, 2003 and 2002                         F-3
   Statements of Operations  for the years ended December 31, 2003         F-4
   Statement  of   Stockholders'   Deficit  for  the  years  ended         F-5
   Statements of Cash Flows for the years ended  December 31, 2003         F-6
   Notes to Financial Statements                                           F-7

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

         There were no disagreements with Farber & Hass, LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Farber & Hass' satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

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


ITEM 8A. CONTROLS AND PROCEDURES

         We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings as of December 31, 2003.

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

            Name          Age                  Position               Held Since
-----------------------  -----  ------------------------------------  ----------

Patrick J. Haynes, III     54   Chief Executive Officer; Director        1999
Robert T. Isham, Jr.       51   Director                                 1999
Thomas C. Ratchford        55   Chief Financial Officer                  2000

     Patrick J. Haynes, III, Chief Executive Officer and Director, is the co-founder and Senior Managing Director of Thurston Group, Inc., a private merchant bank in Chicago. Mr. Haynes has held his position with Thurston Group, Inc. since 1988. In 1992, Mr. Haynes founded e.spire Communications (formerly American Communications) and held the position of President until 1993. Mr. Haynes currently serves as Chairman of Billing Services Group, LLC, a position he has held since 2003. Mr. Haynes also serves as Chairman and Chief Executive Officer of Avery Holdings, LLC, previously known as Avery Communications, Inc.

     Robert T. Isham, Jr., Director, is Executive Vice President of Billing Services Group, LLC. He is also a Managing Director of the Thurston Group, a private merchant bank in Chicago, a position he has held since 1997. From 1993 to 1996, Mr. Isham ran his own commercial law practice, concentrating on bankruptcy, workout, debtor-creditor relations and futures, commodities and securities law. Previously, he was a partner at McDermott, Will & Emery in Chicago.

     Thomas C. Ratchford, Chief Financial Officer, joined Qorus in October 2000. Prior to joining Qorus, Mr. Ratchford was the Director of Finance for the Highway Safety division of Avery Dennison Corporation from 1999 to 2000. From 1993 to 1999, Mr. Ratchford was the Chief Financial Officer of Stimsonite Corporation, a publicly held manufacturer of highway safety products, which was purchased by Avery Dennison Corporation in 1999. Since 2001, Mr. Ratchford has been the Chief Financial Officer of Avery Holdings, LLC, previously known as Avery Communications, Inc. Since December 2003, Mr. Ratchford has served as Controller of ACI Billing Services, Inc., a subsidiary of Billing Services Group.

         The Company is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC, the Company's board of directors is deemed to be its audit committee. The Company's board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

         The Company has not adopted a code of ethics that applies to the Chief Executive Officer and Chief Financial Officer because it has no meaningful operations and only two employees. The Company does not believe that a formal written code of ethics is necessary at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Qorus' directors, executive officers and persons who own more than 10% of the outstanding common stock of Qorus file initial reports of ownership and reports of changes in ownership in such common stock with the Securities and Exchange Commission (the "SEC"). Officers, directors and stockholders who own more than 10% of the outstanding common stock of Qorus are required by the SEC to furnish Qorus with copies of all Section 16(a) reports they file. To the knowledge of Qorus, based solely on the review of the copies of such reports furnished to Qorus and written representations that no other reports were required during the year ended December 31, 2003, all officers, directors, and 10% stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 10.          EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

     SUMMARY COMPENSATION TABLE
                                                       LONG TERM
                                                      COMPENSATION
                                         ANNUAL        SECURITIES
    NAME AND PRINCIPAL                COMPENSATION     UNDERLYING     ALL OTHER
         POSITION           YEAR         SALARY         OPTIONS     COMPENSATION
--------------------------------------------------------------------------------
  Patrick J. Haynes (1)
                            2003         None            None              ---
  Chief Executive Officer
                            2002         None            None

                            2001         None            None
 -------------------------------------------------------------------------------
  Thomas C. Ratchford (2)
                            2003         None            None              ---
  Chief Financial Officer
                            2002         None            None

                            2001     $122,500            None
--------------------


(1)  Mr. Haynes became Chief Executive Officer effective March 15, 2001.

(2)  Mr.  Ratchford   became  Chief  Financial   Officer  in  October  2000.  We
     discontinued payment of compensation to Mr. Ratchford when our assets were sold on November 20, 2001.

     We did not pay any compensation to any director during 2002 or 2003.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     We have set forth in the following table certain information regarding our common stock beneficially owned on March 15, 2004 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock,
(ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At March 15, 2004, 15,697,405 shares of our common stock were outstanding.

   Patrick J. Haynes, III
   2700 Patriot Boulevard - Suite 150               9,068,317 (1)      57.4%
   Glenview, IL 60025


   Thurston Interests LLC
   2700 Patriot Boulevard - Suite 150               8.968,317 (2)      57.1%
   Glenview, IL 60025


   Thomson Kernaghan & Co., Ltd.                    1,320,000 (3)       8.4%
   120 Adelaide Street West-Suite 1600
   Toronto, Ontario M5H 1T1

   Robert T. Isham, Jr.                              593,845 (4)        3.8%
   2700 Patriot Boulevard - Suite 150
   Glenview, IL 60025


   All Executive Officers and Directors              9,201,190(5)      57.9%
   as a group



(1) Includes 8,488,712 shares held of record by Thurston Interests, LLC, 18,633 shares held of record by Haynes Interests, LLC, 89,682 shares held of record by Thurston Capital, LLC, 261,037 shares held of record by Thurston Group, Inc., 105,253 shares held of record by Thurston Offshore Bridge
     Partners II, Ltd., 5,000 shares held of record by Customer Care & Technology Holdings, Inc. and 100,000 shares issuable pursuant to stock options exercisable within 60 days.

(2) Includes 18,633 shares held of record by Haynes Interests, LLC, 89,682 shares held of record by Thurston Capital, LLC, 261,037 shares held of record by Thurston Group, Inc., 105,253 shares held of record by Thurston Offshore Bridge Partners II, Ltd. and 5,000 shares held of record by Customer Care & Technology Holdings, Inc.

(3) Includes 20,000 shares issuable pursuant to stock options exercisable within 60 days.

(4) Includes 89,682 shares held of record by Thurston Capital, LLC, 261,037 shares held of record by Thurston Group, Inc., 105,253 shares held of record by Thurston Offshore Bridge Partners II, Ltd., 5,000 shares held of record by Customer Care & Technology Holdings, Inc., 32,873 shares held of record by Robert T. Isham, Jr. Trust and 100,000 shares issuable pursuant to stock options exercisable within 60 days.

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

     During 2003 and 2002, we made no payments to Thurston under the terms of the consulting agreement,

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

     Patrick J. Haynes, III and Robert T. Isham, Jr., directors of Qorus, are affiliated with Thurston Group, Inc. and its affiliates.

     Mr. Haynes and Thurston Group, Inc. and their respective affiliates are the founders of Qorus Delaware. None of Mr. Haynes, Thurston Group or any of their respective affiliates has received anything of value from Qorus other than fees Thurston Group has earned historically under the consulting agreement described above. Other than the assets acquired from NetDox, we did not acquire any assets from Mr. Haynes, Thurston Group or any of their respective affiliates.

     Between March 2000 and December 2003, we have obtained substantially all of our funding from Thurston Interests LLC, Apex Investment Fund III, Apex Strategic Partners, Thurston Communications Corporation, Customer Care & Technology Holdings, Inc. ("CCT") and Avery Holdings, LLC. In the aggregate, such parties have advanced approximately $9.0 million during that period. In exchange for the cash, we issued convertible and non-convertible notes with interest rates between 6.6% and 12.0%. In connection with substantially all of such loans, each of the parties was given an entitlement to purchase shares of our common stock, at a price of $0.01 per share, for each $1.00 advanced. In October 2003, we cancelled 275,000 shares of common stock previously issued to CCT, when CCT indicated that it did not have the financial resources to pay $2,750 owed under a subscription note receivable.


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

     (b)  Reports on Form 8-K. None


ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)      AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $16,800 for the fiscal year ended December 31, 2002 and $23,625 for the fiscal year ended December 31, 2003.

(2)      AUDIT-RELATED FEES

     There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements.

(3)      TAX FEES

     There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4)  ALL OTHER FEES

     There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

PRE-APPROVAL POLICIES AND PROCEDURES

     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's the board of directors acting as the audit committee.


ITEM 14. CONTROLS AND PROCEDURES


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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Chicago, Illinois on the 30th day of March 2004.

                                             QORUS.COM, INC.



                                             By: /s/  Patrick J. Haynes, III
                                                 -------------------------------
                                                      Patrick J. Haynes, III
                                                      Chief Executive Officer


     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


---------------------------  ----------------------------------  ---------------
          Signature                            Title                   Date
---------------------------  ----------------------------------  ---------------

/s/ Patrick J. Haynes, III   Chief Executive Officer (Principal  March 30, 2004
---------------------------  Executive Officer)
Patrick J. Haynes, III


/s/ Robert T. Isham, Jr.     Director                            March 30, 2004
---------------------------
Robert T. Isham, Jr.


/s/ Thomas C. Ratchford      Chief Financial Officer (Principal  March 30, 2004
---------------------------  Accounting Officer)
Thomas C. Ratchford

Exhibit Index


      Exhibit
      Number     Description of Exhibit

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

        10.40 Demand Promissory Note, dated as of July 12, 2002, payable to Thurston Interests, LLC by Qorus.com, Inc. in the original principal amount of $3,000 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, filed by Qorus.com, Inc.)
        10.41 Second Addendum to Notes dated May 8, 2003, among Qorus.com, Inc., Thurston Interests, LLC and Customer Care & Technology Holdings, Inc. (incorporated by reference to Exhibit No. 10.41 of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, filed by Qorus.com, Inc.)
        10.42 Agreement dated August 4, 2003, among Qorus.com, Inc., Avery Communications, Inc., Thurston Interests, LLC and Customer Care & Technology Holdings, Inc. (incorporated by reference to Exhibit No. 10.42 of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, filed by Qorus.com)
        10.43 Agreement dated September 30, 2003, among Qorus.com, Inc., Avery Communications, Inc., Thurston Interests, LLC and Customer Care & Technology Holdings, Inc. (incorporated by reference to Exhibit No. 10.43 of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, filed by Qorus.com
        31.1 Certificate of the Chief Executive Officer dated as of March 30, 2004 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
        31.2 Certificate of the Chief Financial Officer dated as of March 30, 2004 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
          32 Certificate of the Chief Executive and Chief Financial Officers dated as of March 30, 2004 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

* notes a management contract or compensatory plan or arrangement

                                 QORUS.COM, INC.

                                TABLE OF CONTENTS

                                                                           Page

REPORT  OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ........................F-2



FINANCIAL STATEMENTS:



Balance Sheets at December 31, 2003 and 2002 ...............................F-3



Statements of Operations for the Years Ended December 31, 2003 and 2002.....F-4



Statement of Shareholders' Deficit

    for the Years Ended December 31, 2003 and 2002..........................F-5



Statements of Cash Flows for the Years Ended December 31, 2003 and 2002.....F-6



Notes to Financial Statements...............................................F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Qorus.com, Inc.

We have audited the accompanying balance sheets of Qorus.com, Inc. (the "Company") as of December 31, 2003 and 2002 and the related statements of operations, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Qorus.com, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has generated no revenues during the last two fiscal years and has incurred losses from operations since inception. Additionally, at December 31, 2003 the Company has a stockholders' deficit totaling $7,168,733. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KBA GROUP LLP

Dallas, Texas

March 25, 2004

                                 QORUS.COM, INC.
                                 BALANCE SHEETS



        ASSETS
                                                      December 31, December 31,
                                                         2003         2002
                                                      -----------  -----------
                                                      (Unaudited)
CURRENT ASSETS:
   Cash                                               $    21,427  $       146
                                                      -----------  -----------
   TOTAL ASSETS                                       $    21,427  $       146
                                                      ===========  ===========


        LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses              $   508,077  $   387,443
   Accrued expenses to related parties                  1,695,284    1,195,284
   Notes payable to related parties                     4,786,799    4,780,599
                                                      -----------  -----------
   Total current liabilities                            6,990,160    6,363,326
                                                      -----------  -----------

LONG TERM LIABILITIES:
   Long-term debt to related party                        200,000            -

SHAREHOLDERS' DEFICIT:
   Preferred stock, par value $0.01; 5,000,000
      shares authorized and no shares issued                    -            -
   Common stock, par value $0.001; 50,000,000
      shares authorized and 18,707,405 and 18,982,405
      share issued                                         18,707       18,982
   Additional paid-in capital                           9,900,319    9,902,794
   Accumulated deficit                                (17,084,749) (16,279,196)
   Treasury stock at cost, 3,010,000 shares for
          both years                                       (3,010)      (3,010)
   Note receivable for common stock                             -       (2,750)
                                                      -----------  -----------
   Total shareholders' deficit                         (7,168,733)  (6,363,180)
                                                      -----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT           $    21,427  $       146
                                                      ===========  ===========


                 See accompanying notes to financial statements

                                QORUS.COM, INC.
                            STATEMENTS OF OPERATIONS

                                                       Twelve months ended
                                                            December 31,
                                                         2003         2002
                                                     -----------  -----------

Revenues                                             $         -  $         -

Cost of revenues                                               -            -
                                                     -----------  -----------
Gross profit (loss)                                            -            -
                                                     -----------  -----------
Operating expenses:
        General and administrative                       303,837      266,968
                                                     -----------  -----------
Loss from operations                                    (303,837)    (266,968)
                                                     -----------  -----------
Other income (expense):
        Interest expense                                (503,000)    (500,000)
        Other income, including $100,000 from
           related party in 2002.                          1,284      116,857
                                                     -----------  -----------
Loss before income taxes                                (805,553)    (650,111)

Income taxes                                                   -            -
                                                     -----------  -----------
Net Loss                                             $  (805,553) $  (650,111)
                                                     ============ ============

Basic and diluted loss per common share              $     (0.05) $     (0.04)
                                                     ============ ============

Weighted average shares of common stock outstanding    15,912,622   16,582,766



                 See accompanying notes to financial statements

                                QORUS.COM, INC.

                      STATEMENTS OF SHAREHOLDERS' DEFICIT
                 For the Years Ended December 31, 2003 AND 2002



                                     Common Stock                                     Treasury Stock
                                                       Additional
                                                        Paid-in     Accumulated                            Note
                                  Shares     Amount     Capital       Deficit       Shares     Amount   Receivable      Total
                               -----------  --------  -----------   -----------  -----------  --------  -----------  -----------
Balance at,
  January 2, 2002               18,982,405    18,982    9,864,784   (15,629,085)           -         -      (2,750)   (5,748,069)

Treasury stock received in
  settlement                             -         -        3,010             -    3,010,000    (3,010)          -             -

Services provided as equity
 contribution                            -         -       35,000             -            -         -           -        35,000

Net loss                                 -         -            -      (650,111)           -         -           -      (650,111)
                               -----------  --------  -----------   -----------  -----------  --------  ----------   -----------
Balance at,
  December 31, 2002             18,982,405   $18,982   $9,902,794  $(16,279,196)   3,010,000   $(3,010)    $(2,750)  $(6,363,180)

Net loss                                 -         -            -      (805,553)           -         -           -      (805,553)

Cancellation of note
  receivable in return
  for common shares               (275,000)     (275)      (2,475)            -            -         -       2,750             -
                               -----------  --------  -----------   -----------  -----------  --------  ----------   -----------
Balance at,                     18,707,405   $18,707   $9,900,319  $(17,084,749)   3,010,000   $(3,010)    $     -  $ (7,168,733)
  December 31, 2003            ===========  ========   ==========  ============   ==========  ========  ==========  ============

                See accompanying notes to financial statements.

                                QORUS.COM, INC.
                            STATEMENTS OF CASH FLOWS

                                                       Twelve Months Ended
                                                           December 31,
                                                      2003            2002
                                                  -----------     -----------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $ (805,553)    $ (650,111)
Changes in operating assets and liabilities
     Services provided as equity contribution               -         35,000
     Deposits                                               -        125,747
     Accrued expenses and accounts payable            120,634         21,151
     Accrued expenses to related parties              500,000        458,933
                                                  ------------   ------------

         Net cash (used in) provided
         by operating activities                     (184,919)        (9,280)
                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party                                 6,200          7,600
Long-term debt proceeds from related party            200,000              -

                                                  ------------   ------------
         Net cash provided by (used in)
         financing activities                          206,200          7,600
                                                  ------------   ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS        21,281         (1,680)

CASH, BEGINNING OF YEAR                                   146          1,826
                                                  ------------   ------------

CASH, END OF YEAR                                    $ 21,427          $ 146
                                                  ============   ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
AND NON CASH FINANCING ACTIVITY:

                                                       Twelve Months Ended
                                                           December 31,
                                                      2003            2002
                                                  -----------     -----------
Interest paid, related party                        $      -         $41,067
Income taxes                                               -               -
Note receivable cancelled for
  return of common shares                              2,750               -


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

       Revenue Recognition

     The Company previously recognized revenue from messaging services as the services were provided.

       Statement of Cash Flows

       For purposes of the statements of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less when purchased.

       Stock Based Compensation

       The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transactions and Disclosure--an amendment of SFAS No. 123." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price.

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

       Net Income (Loss) Per Common Share

       Net income (loss) per common share is computed by dividing the net income
       (loss), for the years ended December 31, 2003 and 2002, respectively, by the weighted average number of shares of common stock outstanding during the respective periods. Diluted earnings per share include the effect of all dilutive options and warrants and instruments convertible into common stock. During the years ended December 31, 2003 and 2002, the effect of outstanding warrants and options and convertible securities on the computation of net income (loss) per share was anti-dilutive and, therefore, was not included in the computation of diluted weighted average shares.

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

2.     SALE OF OPERATING BUSINESS

       In November 2001, the Company sold substantially all of its assets, including its intelligent message communications service business, to Avery. Avery and the Company were under common control. As consideration for the sale, Avery acquired the Company's accounts receivable, deposits and property as well as certain intellectual property rights. In return, Avery forgave certain notes payable and agreed to pay a royalty on the use of the intellectual property acquired. However, in an amendment to the original agreement, dated March 2002, the royalty obligation was eliminated in exchange for a $100,000 cash payment and the return of 3,010,000 common shares. These shares were granted to Avery in connection with funds advanced under notes payable to them in 2000. In addition, unexercised options to purchase 1,066,500 common shares of the Company were cancelled.

       The Company has reported a gain on sale in the year ended December 31, 2002 in recognition of the receipt of the $100,000 cash payment per the March 2002 agreement with Avery Communications, Inc.

3.     GOING CONCERN UNCERTAINTY

       The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. In November 2001, the Company sold all of its operating assets to Avery (see
       Note 2). Accordingly, the Company currently has no operations and no ability to generate revenues. Additionally, at December 31, 2003, the Company has a shareholders' deficit totaling $7,168,733.

        The Company is assessing the possibility of offering business services relying on advanced information communications technology. Its ability to develop and offer new services or purchase an existing business will be dependent on its ability to raise new capital.


4.     NOTES PAYABLE TO RELATED PARTIES

The following is a summary of notes payable to related parties at December 31, 2003 and December 31, 2002:

                                                            2003        2002
                                                        -----------  ----------

Notes  payable to  Thurston  Interests  LLC.
Thurston Interests LLC and the Company are under common control. Principal originally due December 31, 2001. Notes subsequently amended to provide for a December 31, 2003 due date. Company is currently in default and amounts are payable on demand. All notes are unsecured:


       Convertible note, interest payable at 10%.        $2,083,000  $2,083,000
       Convertible note, interest payable at 10%.         1,799,115   1,799,115
       Note payable, interest payable at 12%.               242,647     242,647
       Note payable, interest payable at 12%.               135,000     135,000
       Note payable, interest payable at 10%.               100,884     100,884
       Note payable. Interest payable at 12%.                30,000      30,000
       Note payable. Interest payable at 12%.                 7,353       7,353
       Note payable. Interest payable at 12%.                 3,000       3,000
       Note payable. Interest payable at 12%.                 3,200           0
       Note payable. Interest payable at 12%.                 2,600       2,600
       Note payable. Interest payable at 12%.                 2,000       2,000
                                                        -----------  ----------
       Total Thurston Interests LLC                       4,408,799   4,405,599


Notes payable to other related parties. Due dates through December 31, 2005. Company is currently in default on notes due on or before December 31, 2003. Amounts are payable on demand and are unsecured:

       Note payable;  Principal due December 31, 2005;
           Interest payable at 8%.                          200,000           -

       Note payable; Principal due December 31, 2002;
           Interest payable at 12%.                         275,000     275,000

       Convertible note payable; Principal due
           April 30, 2000; Interest payable at 15%.         100,000     100,000

       All other                                              3,000           -
                                                        -----------  ----------

           Total                                          4,986,799   4,780,599

       Less current maturities                            4,786,799   4,780,599
                                                      -------------------------
       Long term debt                                 $   200,000    $        -
                                                      =============  ==========



       During fiscal year 2002, the Company made no principal payment to reduce its notes payable liability. Certain amended and restated notes automatically convert outstanding principal and accrued interest into fully paid and non-assessable shares at conversion rates dependent upon the terms of future sales, if any, of equity securities.

5.     INCOME TAXES

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2003 are substantially composed of the Company's net operating loss carryforwards, for which the Company has recorded a full valuation allowance. In assessing the value of deferred tax assets, management considers the probability that net operating loss carryforwards will be utilized in future years. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

       At December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $10 million, which are available to offset future taxable income, if any, through 2023, subject to limitations under Section 382 of the Internal Revenue Code. The benefit of these net operating loss carryforwards appears uncertain. Accordingly, the net deferred tax asset of $3.1 million at December 31, 2003 has a 100% valuation allowance against it. The valuation allowance increased by $0.1 million during the year ended December 31, 2003. Included in the net deferred tax asset is a short term deferred tax liability of $0.2 million resulting from related party expenses accrued but not paid which are disallowed for tax purposes.

       The effective statutory income tax rate used was 34%.

7.     RELATED PARTY TRANSACTIONS

       The Company is controlled by Patrick J. Haynes III who directly or indirectly owns approximately 57% of the common stock and is also CEO of the Company. Mr. Haynes, also controls Avery Communications, Inc.

       The Company occupies office space in Chicago which is rented by a related party. During 2003 and 2002, the Company incurred unreimbursed costs of $35,000 in relation to management services provided by said related party. In 2003, the amount was recorded as a liability to the related party. In 2002, the amount was recorded as a capital contribution.

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

       During 2003 and 2002, the Company issued no options.

       At December 31, 2003 and 2002, there were a total of 1,222,499 options outstanding under the Plan.

       The following table summarizes the changes in the Company's compensatory options issued under the Plan:

                                                                   Option Price
                                              Shares                 per Share
                                         ------------             --------------
Outstanding at January 1, 2002              1,227,499              $1.00 - $5.25
Granted during the period                           -                    -
Exercised                                           -                    -
Cancelled                                      (5,000)                 $5.25
                                         ------------             --------------
Outstanding at December 31, 2003            1,222,499              $1.00 - $1.25
                                         ============             ==============

Outstanding at January 1, 2003              1,222,499              $1.00 - $1.25
Granted during the period                           -                    -
Exercised                                           -                    -
Cancelled                                           -                    -
                                         ------------             --------------
Outstanding at December 31, 2003            1,222,499              $1.00 - $1.25
                                         ============             ==============
Exercisable, end of year                    1,222,499
                                         ============

       The following table summarizes information about compensatory options outstanding at December 31, 2003 under the Plan:

                        Options Outstanding              Options Exercisable
----------------------------------------------------   -------------------------
                        Weighted Avg.
Range of                  Remaining            .                   Weighted Avg.
Exercise     Number      Contractual   Weighted Avg      Number     Exercisable
 Prices    Outstanding      Life      Exercise Price   Exercisable     Price
---------  -----------  ------------- --------------   ----------- ------------

$1.00-$1.25  1,222,499    6.2 years         $1.08        1,222,499     $1.08


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

       The following table summarizes the changes in the Company's other compensatory options:

                                                                   Option Price
                                                   Shares           per Share

         Outstanding at January 1, 2002              257,000           $1.25
         Granted during the period                         -             -
         Exercised                                         -             -
         Cancelled                                         -             -
                                                  ----------           -----
         Outstanding at December 31, 2002            257,000           $1.25
                                                  ==========           =====

         Outstanding at January 1, 2003              257,000           $1.25
         Granted during the period                         -             -
         Exercised                                         -             -
         Cancelled                                         -             -
                                                  ----------           -----
         Outstanding at December 31, 2003            257,000           $1.25
                                                  ==========           =====
         Exercisable, end of year                    257,000
                                                  ==========

       The following table summarizes information about other compensatory stock options outstanding at December 31, 2003:

                        Options Outstanding              Options Exercisable
----------------------------------------------------   -------------------------
                        Weighted Avg.
Range of                  Remaining            .                   Weighted Avg.
Exercise     Number      Contractual   Weighted Avg      Number     Exercisable
 Prices    Outstanding      Life      Exercise Price   Exercisable     Price
---------  -----------  ------------- --------------   ----------- ------------

  $1.25      257,000        6 years         $1.25          257,000     $1.25


       The   following   table   summarizes   the   changes  in  the   Company's
non-compensatory options:

                                                                        Price
                                                       Shares         per Share
                                                      --------        ---------
         Outstanding at January 1, 2002                  3,200          $ 5.00
         Exercised                                          -                -
         Cancelled                                          -                -
         Granted during the period                          -                -
                                                      --------        ---------
         Outstanding at December 31, 2002                3,200           $5.00
                                                      ========        =========

         Outstanding at January 1, 2003                  3,200           $5.00
         Exercised                                           -               -
         Cancelled                                           -               -
         Granted during the period                           -               -
                                                      --------        ---------
         Outstanding at December 31, 2003                3,200          $ 5.00
                                                      ========        =========
         Exercisable, end of year                        3,200
                                                      ========

         Additionally, under the terms of financing arrangements, the Company has granted one party the right to purchase up to 20,000 common shares for $0.01 each. During 2002, the Company cancelled the right of one party to purchase up to 1,066,500 shares for $0.01 (see Note 2).


9.     COMMITMENTS AND CONTINGENCIES

       The Company leased office facilities in Los Angeles, California and Fairfax, Virginia during 2003 and 2002. The Los Angeles lease expired in May 2002 and the Fairfax lease expires in May 2005. During March 2001, the Company vacated its Fairfax office. The Los Angeles office was vacated in September 2001 and administration offices were moved to facilities of a related party on a no cost basis through November 2001. A sub-lessee or assignee is being sought for the Fairfax facility.

       Office lease costs totaled approximately $126,000 and $125,000 for the years ended December 31, 2003 and 2002, respectively.

       At December 31, 2003, future minimum lease payments required under the operating leases are as follows:

                Years ending December 31,
                          2004                                  125,352
                          2005                                   52,890
                                                            -----------
                          Total                             $   178,242
                                                            ===========

10.    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company's estimated fair value of its financial instruments, cash and cash equivalents, and notes payable at December 31, 2003, none of which are held for trading purposes, are consistent with their carrying value in the financial statements.