Form 10QSB
period 2004-03-31
QORUS COM INC
filed 2004-05-14
CIK 1095691

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2004

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

     Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

     Number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2004: 15,697,405



           Transitional Small Business Disclosure Format (Check One):
                                    Yes No X

                                Table of Contents

Part I   Financial Information

     Item 1.  Financial Statements                                       Page
                                                                         ----

              Balance Sheets as of March 31, 2004 (Unaudited) and

              December 31, 2003                                            3

              Statements of Operations (Unaudited)
              for the three months ended March 31, 2004 and 2003           4

              Statements of Cash Flows (Unaudited)
              for the three months ended March 31, 2004 and 2003           5

              Notes to Financial Statements (Unaudited)                    6

     Item 2.  Management's Discussion and Analysis or Plan of Operation    7

     Item 3.  Controls and Procedures                                      9

Part II   Other information

     Item 6.  Exhibits and Reports on Form 8-K.                           10

                  Signatures                                              10

                                 QORUS.COM, INC.
                            CONDENSED BALANCE SHEETS



        ASSETS
                                                       March 31,   December 31,
                                                         2004         2003
                                                      -----------  -----------
                                                      (Unaudited)
CURRENT ASSETS:
   Cash                                               $    12,669  $    21,427
                                                      -----------  -----------
   TOTAL ASSETS                                       $    12,669  $    21,427
                                                      ===========  ===========


        LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses              $   146,798  $   508,077
   Accrued expenses due to related parties              1,831,034    1,695,284
   Notes payable to related parties                     4,786,799    4,786,799
                                                      -----------  -----------
   Total current liabilities                            6,764,631    6,990,160
                                                      -----------  -----------

LONG TERM LIABILITIES:
   Long-term debt to related party                        200,000      200,000

SHAREHOLDERS' DEFICIT:
   Preferred stock, par value $0.01; 5,000,000
      shares authorized and no shares issued                    -            -
   Common stock, par value $0.001; 50,000,000
      shares authorized and 18,707,405 shares issued       18,707       18,707
   Additional paid-in capital                           9,900,319    9,900,319
   Accumulated deficit                                (16,867,978) (17,084,749)
   Treasury stock at cost, 3,010,000 shares                (3,010)      (3,010)
                                                      -----------  -----------
   Total shareholders' deficit                         (6,951,962)  (7,168,733)
                                                      -----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT           $    12,669  $    21,427
                                                      ===========  ===========


                 See accompanying notes to financial statements

                                QORUS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                         2004         2003
                                                     -----------  -----------

REVENUES                                             $         -  $         -

COST OF REVENUES                                               -            -
                                                     -----------  -----------
GROSS PROFIT (LOSS)                                            -            -
                                                     -----------  -----------
OPERATING EXPENSES:
        General and administrative                        26,847       36,000
                                                     -----------  -----------
LOSS FROM OPERATIONS                                     (26,847)     (36,000)
                                                     -----------  -----------
OTHER INCOME (EXPENSE):
        Interest expense                                (127,000)    (125,000)
        Other income                                     370,618            -
                                                     -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES                        216,771     (161,000)

INCOME TAXES                                                   -            -
                                                     -----------  -----------
NET INCOME (LOSS)                                    $   216,771  $  (161,000)
                                                     ============ ============

INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED                                    $      0.01  $     (0.01)
                                                     ============ ============

Weighted average shares of
common stock outstanding

   Basic common shares                                15,697,405   15,972,405
   Diluted common shares                              15,712,405   15,972,405



                 See accompanying notes to financial statements

                                  QORUS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                       2004            2003
                                                    ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                    $  216,771   $  (161,000)
Changes in operating assets and liabilities
      Accrued expenses and accounts payable            (361,279)       34,650
      Accrued expenses to related parties               135,750       125,000
                                                    ------------  -------------
          Net cash used in operating activities          (8,758)       (1,350)
                                                    ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party                                      -          1,400
                                                    ------------  -------------
          Net cash provided by financing activities          -          1,400
                                                    ------------  -------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS         (8,758)            50

CASH, BEGINNING OF PERIOD                               21,427            146
                                                    ------------  -------------
CASH, END OF PERIOD                                 $   12,669       $    196
                                                    ============  =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                                                    Three Months Ended March 31,
                                                    ---------------------------
Cash Paid:                                              2004            2003
                                                    ------------  -------------
Interest                                            $       -        $     -
Income taxes                                                -              -


                See accompanying notes to financial statements.

QORUS.COM, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.       BASIS OF PRESENTATION

            The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Qorus.com, Inc. (the "Company," or "we" or "us") Form 10-KSB for the year ended December 31, 2003 for additional disclosures including a summary of the Company's accounting policies, which have not changed.

            The information furnished reflects all adjustments (all of which were of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

            Going Concern - We sold substantially all of our assets in November 2001. The financial statements have been prepared assuming we will continue to operate as a going concern and contemplate the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if we were unable to continue operations. As discussed in Management Plans below, we do not have access to sufficient cash resources to meet foreseeable obligations to be incurred in the normal course of business over the next 12 months.

              Net Income (Loss) Per Common Share - In determining the diluted income per common share for the quarter ended March 31, 2004, we included the effect of all dilutive options, warrants and instruments convertible into common stock. During the quarter ended March 31, 2003, the effect of outstanding options warrants and instruments convertible into common stock was anti-dilutive and, therefore, was not included in the computation of diluted weighted average shares.

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

            As a result of the sale of assets to Avery, we no longer have any meaningful business assets, operations or sources of revenue. We are considering the acquisition of or merger with business service entities which have an expertise in, or can benefit from the use of, advanced information communications technology, including but not limited to the credit and collection sector. Additionally, we are considering the possible sale of the Company for its value as a public shell entity. Parties owning a controlling interest in the Company have filed a
         Schedule 13-D with the Securities and Exchange Commission indicating their intent to sell their ownership interest to another party which is seeking to buy a public shell entity.

              At March 31, 2004, we had $12,669 of cash resources. Management projects that available cash resources are insufficient to meet liabilities to be incurred over the next twelve months as well as existing payables and existing debts to related parties. In order to ensure our ability to continue as a going concern, management is considering alternate plans that include, but are not limited to (i) the acquisition of or merger with business service entities which have an expertise in, or can benefit from the use of, advanced information communications technology, including but not limited to the credit and collection sector; (ii) the sale of our stock to another entity which could benefit from our status as a publicly traded entity; and (ii) debt and equity financings to provide capital for such acquisitions or mergers.

              Our ability to acquire and operate any new business will likely be dependent, among other things, on our ability to raise additional capital. There can be no assurances that we will be able to raise such capital.

4.       NOTES PAYABLE TO RELATED PARTIES

              We had $4,986,799 of notes payable outstanding at March 31, 2004. All such notes are payable to related parties. $4,786,799 of such notes were due at December 31, 2003, and are currently in default; and $200,000 are due at December 31, 2005. $4,686,799 of such notes are secured by liens on all of our assets and bear interest at 10% to 12% per annum. Certain of such notes, in an aggregate amount of $4,082,999, automatically convert into the same securities received by any new investor(s) if the Company or one of its subsidiaries completes new financing of at least $5,000,000.

            At March 31, 2004, we had $300,000 of unsecured notes payable. Such notes included $200,000 of notes which accrue interest at 8% and are due on December 31, 2005. The remaining $100,000 of unsecured notes accrue interest at 15% per annum, are due on demand, and carry a commitment from us to sell 20,000 shares of common stock to the noteholder at a price of $0.01 per share.

5.       INCOME TAXES

            We have generated substantial tax loss carry-forwards that have created a significant deferred tax asset at March 31, 2004. We have not assigned any value to such asset due to the uncertainty of realization of the value. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers projected future taxable income and tax planning strategies in making this assessment.

            At March 31, 2004, we had net operating loss carry-forwards for federal tax purposes of approximately $9 million, which are available to offset future taxable income, if any, through 2023, subject to limitations of Section 382 of the Internal Revenue Code.

Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

     Prior to November 2001, we provided intelligent message communications services to enterprises in the travel and hospitality sectors. The Company's services enabled users to improve their customer relationships while reducing expenses. In November 2001, we sold substantially all of our assets to Avery Communications, Inc. ("Avery"), and as a result we no longer have any meaningful business assets, operations or sources of revenue. At the time of the transaction, both of our directors (Messrs. Haynes and Isham) were also directors of Avery. Mr. Haynes was also Chief Executive Officer of Avery at the time of the transaction. Mr. Ratchford, our Chief Financial Officer, became a director and was named Chief Financial Officer of Avery in January 2002.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

         We no longer have any employees or operating assets related to our former message communications business. In order to ensure our ability to continue as a going concern, management is considering alternate plans that include, but are not limited to (i) the acquisition of or merger with business service entities which have an expertise in, or can benefit from the use of, advanced information communications technology, including but not limited to the credit and collection sector; (ii) the sale of our stock to another entity which could benefit from our status as a publicly traded entity; and (ii) debt and equity financings to provide capital for such acquisitions or mergers.

         Our ability to acquire and operate any new business will likely be dependent, among other things, on our ability to raise additional capital. There can be no assurances that we will be able to raise such capital. Currently, the Company is inactive.

     Parties owning a controlling interest in the Company have filed a Schedule 13-D with the Securities and Exchange Commission indicating their intent to sell their ownership interest to another party which is seeking to buy a public shell entity.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

     Gross revenues, cost of revenues and gross profit for the three months ended March 31, 2004 and 2003 were zero, reflecting the November 2001 sale of assets related to our intelligent message communications business.

     Selling, general and administrative expenses for the three months ended March 31, 2004 were $26,847, and related principally to professional fees, a management fee to a related party and routine administrative expenses. In the first quarter of 2003, administrative expenses had totaled $36,000, which consisted principally of rental expense on vacated office space and other administrative expenses.

     Interest expense was $127,000 for the three months ended March 31, 2004 compared to $125,000 during the comparable period in 2003. The absence of any significant change in interest expense reflected minimal changes to the aggregate loan balance and applicable interest rates on outstanding loans.

     In the first quarter of 2004, we reached an agreement with the landlord of office space in Fairfax, VA which the Company had vacated in 2001. We were approximately $400,000 in arrears for rent. In exchange for a cash payment of $1,500, the landlord released us from all past and future rental obligations for the vacated office space. As a result of the transaction, we recorded other income of $370,618 during the quarter, which reflected the reversal of accumulated rental liabilities which had been expensed in prior periods.

     As a result of the foregoing, net income for the three months ended March 31, 2004 was $216,771, compared to a net loss of $161,000 in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2004, we had negative working capital of $6,751,962, largely attributable to $6,617,833 in short-term indebtedness and accrued interest owed to related parties. During the three months ended March 31, 2004, we satisfied working capital requirements through an $8,758 reduction in cash reserves.

     We used $8,758 of cash in operating activities during the first three months of 2004 compared to $1,350 used during the first three months of 2003. During the first quarter of 2004, net income of $216,771 and a $135,750 increase in accrued interest and expenses owed to related parties were offset by a $361,279 reduction in accrued expenses and accounts payable. The $1,350 of cash used during the first quarter of 2003 was attributable to a $161,000 net loss offset by a $125,000 increase in accrued interest owed to related parties and a $34,650 increase in accrued expenses and accounts payable.

     Financing activities provided no cash during the first quarter of 2004, compared to $1,400 provided in the first quarter of 2003 as the result of a loan from a related party.

     The Company is currently inactive. Cash resources at March 31, 2004 were $12,669. Management projects that available cash resources are insufficient to meet liabilities to be incurred over the next twelve months as well as existing payables and existing debts to related parties.

GOING CONCERN

     We have generated minimal revenues and incurred substantial losses from operations since our inception. As a result, our independent auditors included an explanatory paragraph in their reports for each of the years ended December 31, 1999 through December 31, 2003, which indicated a substantial doubt as to our ability to continue as a going concern.

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

     There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     Part II

                                Other Information

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

                   See Index to Exhibits attached hereto.

(b)      Reports on Form 8-K

                  None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Glenview, Illinois on the 14th day of May 2004.

                                      QORUS.COM, INC.

                                      By:      /s/ Thomas C. Ratchford
                                               ---------------------------------
                                               Thomas C. Ratchford
                                               Chief Financial Officer

Exhibit Index

Exhibit
Number   Description of Exhibit
-------  -----------------------------------------------------------------------


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

10.44 Letter dated March 18, 2004 executed by Great Oak, LLC terminating office lease in Fairfax, VA dated June 5, 2000.
31.1 Certificate of the Chief Executive Officer dated as of May 14, 2004 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2 Certificate of the Chief Financial Officer dated as of May 14, 2004 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32 Certificate of the Chief Executive and Chief Financial Officers dated as of May 14, 2004 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

* notes a management contract or compensatory plan or arrangement