Form 10KSB/A
period 2003-12-31
QORUS COM INC
filed 2004-06-07
CIK 1095691

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                Amendment No. 1

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. X

     Issuer's revenues for its most recent fiscal year:  Nil

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


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None


           Transitional Small Business Disclosure Format (Check One):
                                    Yes No X

The Registrant is amending its Annual Report on Form 10-KSB for the year ended December 31, 2003 (the "10-KSB") to correct a typographical error in the Registrant's Balance Sheet by deleting the word "unaudited," which was erroneously included. Other than revisions to the signature pages as permitted by Rule 12b-15, the remainder of the 10-KSB is unchanged.

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

Forward-Looking Statements

     The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of Qorus, including plans and objectives related to the consummation of acquisitions and future private and public issuances of Qorus' equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Qorus. Although Qorus believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB/A will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Qorus or any other person that the objectives and plans of Qorus will be achieved.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Chicago, Illinois on the 7th day of June 2004.

                                             QORUS.COM, INC.



                                             By: /s/  Thomas C. Ratchford
                                                 -------------------------------
                                                      Thomas C. Ratchford
                                                      Chief Financial Officer

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

        10.40 Demand Promissory Note, dated as of July 12, 2002, payable to Thurston Interests, LLC by Qorus.com, Inc. in the original principal amount of $3,000 (incorporated by reference to the same Exhibit No. of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, filed by Qorus.com, Inc.)
        10.41 Second Addendum to Notes dated May 8, 2003, among Qorus.com, Inc., Thurston Interests, LLC and Customer Care & Technology Holdings, Inc. (incorporated by reference to Exhibit No. 10.41 of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, filed by Qorus.com, Inc.)
        10.42 Agreement dated August 4, 2003, among Qorus.com, Inc., Avery Communications, Inc., Thurston Interests, LLC and Customer Care & Technology Holdings, Inc. (incorporated by reference to Exhibit No. 10.42 of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, filed by Qorus.com)
        10.43 Agreement dated September 30, 2003, among Qorus.com, Inc., Avery Communications, Inc., Thurston Interests, LLC and Customer Care & Technology Holdings, Inc. (incorporated by reference to Exhibit No. 10.43 of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, filed by Qorus.com
        31.1 Certificate of the Chief Executive Officer dated as of June 7, 2004 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
        31.2 Certificate of the Chief Financial Officer dated as of June 7, 2004 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
          32 Certificate of the Chief Executive and Chief Financial Officers dated as of June 7, 2004 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

* notes a management contract or compensatory plan or arrangement

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