Form 10QSB
period 2004-06-30
QORUS COM INC
filed 2004-08-13
CIK 1095691

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2004

                         COMMISSION FILE NUMBER: 0-27551

                                 QORUS.COM, INC.
        (Exact name of small business issuer as specified in its charter)

                FLORIDA                                65-0358792
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

            936A BEACHLAND BOULEVARD, SUITE 13, VERO BEACH, FL 32963
                    (Address of principal executive offices)

                                 (772) 231-7544
                           (Issuer's telephone number)

              2700 PATRIOT BOULEVARD SUITE 150, GLENVIEW, IL 60025 (Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

As of August 4, 2004, there were 45,524,800 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):   Yes         No  X .
                                                                 ----       ---

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

    Condensed Balance Sheets as of June 30, 2004
    and December 31, 2003 (unaudited)                                       1

    Condensed  Statements of Operations for the three month and six month
    periods ended June 30, 2004 and 2003 (unaudited)                        2

    Condensed Statements of Cash Flows for the six month periods
    ended June 30, 2004 and 2003 (unaudited)                                3

    Condensed Statement of Stockholders' Equity (Deficit) for the
    six month period ended June 30, 2004 (unaudited)                        4

    Notes to Condensed Financial Statements (unaudited)                   5-9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                10-16

Item 3.    Controls and Procedures                                         16

PART II.OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K                              17-18

    Signatures                                                             19

    Certifications
             Exhibit 31
             Exhibit 32

PART I - FINANCIAL INFORMATION

Statements made in this Form 10-QSB (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Qorus.com, Inc. (the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. Except as required by law, the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.  FINANCIAL STATEMENTS


                                 QORUS.COM, INC.
                      CONDENSED BALANCE SHEETS (Unaudited)

                                                           June 30,      December 31,
                                                            2004            2003
                                                        ------------    ------------
ASSETS

CURRENT ASSET
         Cash                                           $     39,995    $     21,427
                                                        ------------    ------------
TOTAL ASSETS                                            $     39,995    $     21,427
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
         Accounts payable and accrued expenses          $         --    $    508,077
         Accrued expenses due to related parties                  --       1,695,284
         Notes payable to related parties                         --       4,786,799
                                                        ------------    ------------

         Total Current Liabilities                                --       6,990,160

LONG-TERM LIABILITIES
         Long-term debt to related party                          --         200,000


STOCKHOLDERS' EQUITY (DEFICIT)
         Preferred stock, $0.01 par value, 5,000,000
         shares authorized, no shares issued                      --              --
         Common stock $0.001 par value, 50,000,000
         shares authorized, 46,034,800 and 18,707,405
         shares issued, 43,024,800 and 15,697,405
         outstanding, respectively                            46,035          18,707
         Additional paid-in capital                       16,855,316       9,900,319
         Accumulated deficit                             (16,858,346)    (17,084,749)
         Treasury stock (3,010,000 shares, at cost)           (3,010)         (3,010)
                                                        ------------    ------------

         Total Stockholders' Equity (Deficit)                 39,995      (7,168,733)
                                                        ------------    ------------


Total Liabilities and Stockholders'
   Equity (Deficit)                                     $     39,995    $     21,427
                                                        ============    ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                                 QORUS.COM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three Months                     Six Months
                                      Ending June 30,                 Ending June 30,
                                ----------------------------    ----------------------------
                                    2004            2003            2004           2003
                                ------------    ------------    ------------    ------------


Revenue                         $         --    $         --    $         --    $         --

Operating expenses:
  General and administrative
    expenses                          45,995          70,843          72,842         106,843
                                ------------    ------------    ------------    ------------

 Loss  from operations               (45,995)        (70,843)        (72,842)       (106,843)

Other income (expense):
  Interest expense                   (85,626)       (125,000)       (212,626)       (250,000)
  Forgiveness of debt                141,253              --         511,871              --
                                ------------    ------------    ------------    ------------

   Income (loss) before taxes          9,632        (195,843)        226,403        (356,843)
                                ------------     ------------   ------------    ------------

   Income taxes                           --              --              --              --
                                ------------    ------------    ------------    ------------

Net income (loss)               $      9,632    $   (195,843)   $    226,403    $   (356,843)
                                ============    ============    ============    ============


Net income (loss) per share
 (basic and diluted)            $         --    $      (0.01)   $       0.01    $      (0.02)
                                ============    ============    ============    ============

Weighted average shares of
  common stock outstanding
     Basic                        18,099,813      15,972,405      16,898,609      15,972,405
                                ============    ============    ============    ============

     Diluted                      18,114,813      15,972,405      16,913,609      15,972,405
                                ============    ============    ============    ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                 QORUS.COM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Six Months Ending
                                                            June 30,
                                                       2004        2003
                                                    ---------    ---------

CASH FLOWS FROM OPERATIONS
Net income (loss)                                   $ 226,403    $(356,843)
Adjustments to reconcile net income (loss) to net
  cash flows from operations:
   Forgiveness of debt                               (511,871)          --
   Changes in:
   Accrued expenses and accounts payable               28,979      103,588
   Accrued expenses to related parties                225,057      250,000
                                                    ---------    ---------

    Net cash flows from operating
       activities                                     (31,432)      (3,255)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock               50,000           --
  Loan from related party                                  --        3,200
                                                    ---------    ---------

Net cash flows from financing activities               50,000        3,200
                                                    ---------    ---------

Net increase (decrease) in cash                        18,568          (55)

Cash, beginning of period                              21,427          146
                                                    ---------    ---------

Cash, end of period                                 $  39,995    $      91
                                                    =========    =========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                                                            QORUS.COM, INC.
                                         CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                             FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2004
                                                             (Unaudited)

                                                                       ADDITIONAL                                    TOTAL
                                                 COMMON STOCK          PAID-IN    ACCUMULATED       TREASURY     STOCKHOLDERS'
                                              SHARE        AMOUNT      CAPITAL      DEFICIT           STOCK      EQUITY (DEFICIT)
                                           --------------------------------------------------------------------------------------

Balance, December 31, 2003                  18,707,405  $  18,707  $ 9,900,319  $ (17,084,749)    $ (3,010)    $  (7,168,733)

Assumption of accounts payable by related
 party, contributed  to capital                                        166,437                                       166,437

Settlement of related party notes,
 and accrued interest thereon,
 treated as contribution to capital                                  5,238,851                                      5,238,851

Debt paid directly by shareholders,
 contributed to capital                                                210,667                                       210,667


Promissory notes converted
 to common stock, per share                 26,327,395     26,328    1,290,042                                     1,316,370


Issuance of common stock
 for cash, per share                         1,000,000      1,000       49,000                                        50,000


Net income for the
 six months ended June 30, 2004                     --         --           --        226,403                        226,403
                                          ------------  ---------  -----------  -------------  ------------- ---------------

Balance, June 30, 2004                      46,034,800     46,035  $16,855,316   $(16,858,346)      (3,010)  $        39,995
                                          ============  =========  ===========  =============  ============= ===============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements of Qorus.com, Inc. ("the Company") are presented in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles . In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

      These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending December 31, 2003 and 2002. Operating results for the six months ending June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

      The Company recommends that the accompanying condensed financial statements for the interim period be read in conjunction with Form 10-KSB for the years ending December 31, 2003, and 2002, previously filed.

      USE OF ESTIMATES
      The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

      NET LOSS PER SHARE
      Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded from the computation, for the three and six months ended June 30, 2003, as their effect is anti-dilutive. The dilutive effect of outstanding options is included in the diluted net income per share for the three and six months ended June 30, 2004.

                                 QORUS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)


NOTE 2 - BACKGROUND AND CHANGE OF CONTROL

      Prior to November 2001, the Company provided intelligent message communications services to enterprises in the travel and hospitality sectors. In November 2001, the Company sold substantially all of its assets to Avery Communications, Inc. ("Avery"). As a result of the sale of assets to Avery, the Company no longer had any meaningful business assets, operations or sources of revenue.

      On June 22, 2004, the Company consummated the transactions contemplated by the Securities Purchase Agreement (the "Purchase Agreement") dated June 10, 2004, by and among the Company, Keating Reverse Merger Fund, LLC ("KRM Fund"), Thurston Interests, LLC ("Thurston") and certain other shareholders of the Company. The transactions resulted in a change of control of the Company. Pursuant to the Purchase Agreement, (i) Thurston and the other stockholders sold 8,856,064 previously issued shares of the Company's common stock to KRM Fund, for a purchase price of $340,000, or approximately $0.0384 per share; and (ii) the Company issued KRM Fund 1,000,000 shares of the Company's common stock for a total purchase price of $50,000, or $0.05 per share. In connection with the Purchase Agreement, KRM Fund and Thurston were issued shares of the Company's common stock upon conversion of certain convertible debt owned by them (see Note 3).

      Immediately following the transactions under the Purchase Agreement, including the issuances upon the conversion of certain convertible debt, the Company had 43,024,800 shares of common stock outstanding. KRM Fund owned 34,983,459 shares of the Company's common stock, or approximately 81.3% of the outstanding shares, Thurston and its controlling persons and affiliates owned 1,310,253 shares, or approximately 3.1% of the outstanding shares, and the remaining shareholders of the Company owned 6,731,088 shares, or approximately 15.6% of the outstanding shares.

      Effective as of the closing of the Purchase Agreement, Patrick J. Haynes, III resigned as the Chief Executive Officer and a Director, Robert T. Isham, Jr. resigned as a Director, Thomas C. Ratchford resigned as the Chief Financial Officer, and Kevin R. Keating was appointed as the sole Director, President, Treasurer and Secretary of the Company. Concurrently, the principal executive office of the Company was moved to 936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963.

                                 QORUS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 2 - BACKGROUND AND CHANGE OF CONTROL (CONTINUED)

      The Company plans to pursue and negotiate a business combination or other strategic transaction. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, there can be no assurance that future profitable operations will occur as planned.


NOTE 3 - RESTRUCTURING OF OUTSTANDING DEBT

      Prior to entering into the Purchase Agreement, the Company's debt owed to Thurston in the principal amount of $4,686,799, together with accrued interest and miscellaneous expenses totaling $1,840,921, was satisfied by the Company's issuance of a convertible promissory note in the principal amount of $1,228,870 (the "First Note") and a convertible promissory note in the principal amount of $60,000 (the "Second Note") to Thurston. Both notes are convertible into the Company's common stock at a conversion price of $0.05 per share. Thurston, the Company's majority stockholder prior to the closing of the Purchase Agreement, also paid, on behalf of the Company, an outstanding promissory note in the amount of $200,000, plus interest of $10,667, which was treated as a capital contribution, and assumed certain accounts payable and accrued expenses totaling $166,437, also treated as a contribution to capital. As a result of this restructuring and the payment and assumption of Company debt and obligation by Thurston, the Company recorded a contribution to capital of $5,615,955.

      Pursuant to the Purchase Agreement, (i) Thurston sold the First Note to KRM Fund; and (ii) KRM Fund converted the First Note into 24,577,395 shares of the Company's common stock, at conversion price of $0.05 per share. Additionally, Thurston converted the Second Note into 1,200,000 shares of the Company's common stock, at a conversion price of $0.05 per share.

      The Company also settled with an unrelated party a debt in the amount of $100,000, together with accrued interest of $68,753, by the issuance of a $27,500 note, which was convertible, at the election of the holder, into shares of the Company's common stock at $0.05 per share. As a result of this settlement, a gain on extinguishment of debt in the amount of $141,253 was recorded and is included in net income for the quarter ended June 30, 2004.

      Immediately following the closing of the Purchase Agreement, KRM Fund purchased from an unrelated party a convertible promissory note issued by the Company in the principal amount of $27,500, which was convertible into shares of the Company's common stock at a conversion price of $0.05 per share. KRM Fund converted this note into 550,000 shares of the Company's common stock.

                                 QORUS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 3 - RESTRUCTURING OF OUTSTANDING DEBT (CONTINUED)

      In the first quarter of 2004, the Company reached an agreement with the landlord of office space in Fairfax, VA. The Company was approximately $372,000 in arrears for rent. In exchange for a cash payment of $1,500, the landlord released the Company from all past and future rental obligations for the vacated office space. As a result of the transaction, the Company recorded a gain on the forgiveness of debt of $370,618 during the first quarter.


NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

      The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.01 per share. During the quarter ended June 30, 2004, the Company issued: (i) KRM Fund 1,000,000 shares of the Company's common stock for a total purchase price of $50,000, (ii) KRM Fund 24,577,395 shares of the Company's common stock upon conversion of the First Note, at conversion price of $0.05 per share, (iii) Thurston 1,200,000 shares of the Company's common stock upon conversion of the Second Note, at a conversion price of $0.05 per share, and (iv) KRM Fund 550,000 shares of the Company's common stock, upon conversion of a $27,500 convertible note, at a conversion price of $0.05 per share. There were 43,024,800 shares of Common Stock outstanding at June 30, 2004, with 3,010,00 shares of Common Stock held in treasury. No shares of preferred stock were issued or outstanding.

NOTE 5 - INCOME TAXES

      At June 30, 2004, the Company had accumulated net operating loss carryforwards for federal tax purposes of approximately $10 million that are available to offset future taxable income, if any, through 2023. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control as described in Internal Revenue Code
      Section 382. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at June 30, 2004.

NOTE 6 - RELATED PARTY TRANSACTIONS

      The sole director of the Company, Kevin R. Keating, is the father of the principal stockholder of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, which is the majority shareholder of the Company.

                                 QORUS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 7 - SUBSEQUENT EVENTS

      During July 2004, the Company issued 2,000,000 shares of restricted common stock to Kevin R. Keating, the Company's sole director and officer, for services rendered valued at $50,000.

      During July 2004, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered.

      During July 2004, the Company also issued 500,000 shares of restricted common stock to an outside consultant for services rendered valued at $12,500.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those anticipated.

COMPANY BACKGROUND AND CHANGE IN CONTROL

Prior to November 2001, Qorus.com, Inc. (the "Company") provided intelligent message communications services to enterprises in the travel and hospitality sectors. In November 2001, the Company sold substantially all of its assets to Avery Communications, Inc. after which it continued without material business assets, operations or revenues.

On June 22, 2004, the Company consummated the transactions contemplated by the Securities Purchase Agreement (the "Purchase Agreement") dated June 10, 2004, by and among the Company, Keating Reverse Merger Fund, LLC ("KRM Fund"), Thurston Interests, LLC ("Thurston") and certain other shareholders of the Company. The transactions resulted in a change of control of the Company.

Prior to entering into the Purchase Agreement, the Company's debt owed to Thurston in the principal amount of $4,686,799, together with accrued interest totaling $1,840,921, was satisfied by the Company's issuance of a convertible promissory note in the principal amount of $1,228,870 (the "First Note") and a convertible promissory note in the principal amount of $60,000 (the "Second Note") to Thurston. Both notes are convertible into the Company's common stock at a conversion price of $0.05 per share. Thurston, the majority stockholder of the Company prior to the closing of the Purchase Agreement, also paid, on behalf of the Company, an outstanding promissory note in the amount of $200,000, plus interest of $10,667, and assumed certain accounts payable and accrued expenses totaling $166,437, also treated as a contribution to capital. As a result of this restructuring, the Company recorded a contribution to capital of $5,615,955.

The Company also settled with an unrelated party a debt in the amount of $100,000, together with accrued interest, by the issuance of a $27,500 note, which was convertible, at the election of the holder, into shares of the Company's common stock at $0.05 per share. As a result of this settlement, a gain on extinguishment of debt in the amount of $141,253 was recorded and is included in net income for the quarter ended June 30, 2004.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Pursuant to the Purchase Agreement, (i) Thurston and the Other Shareholders sold 8,856,064 previously issued shares of the Company's common stock to KRM Fund, for a purchase price of approximately $0.0384 per share; (ii) Thurston sold the First Note to KRM Fund; (iii) KRM Fund converted the First Note into 24,577,395 shares of the Company's common stock, at conversion price of $0.05 per share; and (iv) the Company issued KRM Fund 1,000,000 shares of the Company's common stock for a total purchase price of $50,000, or $0.05 per share. Additionally, Thurston converted the Second Note into 1,200,000 shares of the Company's common stock, at a conversion price of $0.05 per share.

Immediately following the closing of the Purchase Agreement, KRM Fund purchased from an unrelated party a convertible promissory note issued by the Company in the principal amount of $27,500, which was convertible into shares of the Company's common stock at a conversion price of $0.05 per share. KRM Fund in turn converted this note into 550,000 shares of the Company's common stock.

Immediately following the transactions under the Purchase Agreement, including the issuances upon the conversion of certain convertible debt, the Company had 43,024,800 shares of common stock outstanding. KRM Fund owned 34,983,459 shares of the Company's common stock, or approximately 81.3% of the outstanding shares, Thurston and its controlling persons and affiliates owned 1,310,253 shares, or approximately 3.1% of the outstanding shares, and the remaining shareholders of the Company owned 6,731,088 shares, or approximately 15.6% of the outstanding shares.

Effective as of the closing of the Purchase Agreement, Patrick J. Haynes, III resigned as the Chief Executive Officer and a Director, Robert T. Isham, Jr. resigned as a Director, Thomas C. Ratchford resigned as the Chief Financial Officer, and Kevin R. Keating was appointed as the sole Director, President, Treasurer and Secretary of the Company. Concurrently, the principal executive office of the Company was moved to 936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963.

The Company plans to pursue and negotiate a business combination or other strategic transaction. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, there can be no assurance that future profitable operations will occur as planned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

In the second quarter of 2004, the Company settled a $100,000 note plus interest totaling $68,753 through the issuance of a replacement convertible note with a face amount of $27,500, resulting in the recording of debt forgiveness income of $141,253. As a result, the Company's net income for the quarter was $9,632. In the first quarter of 2004, the Company reached an agreement with the landlord of office space in Fairfax, VA. The Company was approximately $372,000 in arrears for rent. In exchange for a cash payment of $1,500, the landlord released us from all past and future rental obligations for the office space. As a result of the transaction, we recorded debt forgiveness income of $370,618 during the first quarter. As a result, the Company's net income for the first six months of 2004 was $226,403. Net losses for the corresponding periods of the previous year totaled $(195,843) for the three month period and $(356,843) for the six month period ended June 30, 2003. Because the Company has significant net operating loss carryforwards available to offset future taxable income, no provision for income tax is reflected in the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

                                              Six months ended June 30,
                                      2004                             2003
                                ----------------           ---------------

        Operating activities    $        (31,432)          $        (3,255)
        Investing activities                  --                        --
        Financing activities              50,000                     3,200
                                ----------------           ---------------

        Net effect on cash      $         18,568           $           (55)
                                ================           ================


During the six months ended June 30, 2004, the Company sold 1,000,000 common shares to KRM Fund for $50,000.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PLAN OF OPERATIONS

      The Company's Plan of Operations is based on attracting a suitable privately held company, one that has both a business history and operating assets, with which to effect a business combination or a strategic transaction.

      The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in an operating business presented to it by persons or firms who or which desire to seek the advantages of an Issuer who has complied with the reporting requirements of Securities Act of 1934 ("1934 Act"). The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

      The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

      The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, the Company's management believes that there are numerous firms seeking the benefits of an issuer who has complied with the reporting requirements of the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. The company has, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, the Company's management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the reporting requirements of the 1934 Act without incurring the cost and time required to conduct an initial public offering.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. The Company's management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. The Company may engage financial advisors and investment banking firms to assist it in identifying and analyzing prospective business opportunities.

      In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the public recognition of acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company expect to interview or meet with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors, including such reports and investigations prepared by its financial advisors.

      As part of the Company's compliance with the reporting requirements of the 1934 Act, the Company intends to furnish information about significant acquisitions, including audited financial statements for the target company, covering one, two or three years depending upon the revenue and other attributes of the target company. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements will not be appropriate for acquisition candidates.

      In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. The Company may alternatively purchase the capital stock or the operating assets of an existing business.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The structure of the business combination will depend on, among other factors:

      o     the nature of the target business,
      o the Company's needs and desires and the needs and desires of those persons controlling of the target business,
      o     the management of the target business and
      o the Company's relative negotiating strength compared to the strength of the persons controlling the target business.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one of the Company's officers or directors for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to current officers or directors will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of the Company's management has agreed to disclose to the Board of Directors any discussions concerning possible employment by any entity that proposes to undertake a transaction with the Company and further, to abstain from voting on the transaction. Therefore, as a practical matter, if each member of the Board of Directors is offered employment in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Board of Directors as a result of the inability of the Board of Directors to affirmatively approve the transaction. The transaction would then be subject to the approval of a majority of the Company's existing shareholders.

Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by the Company's existing stockholders. The target businesses that the Company will likely consider will, in all probability, have significantly more assets than the Company has. Therefore, in all likelihood, the Company's management will offer a controlling interest in the Company to the owners of the target business. While the actual terms of a transaction to which the Company may be a party cannot be predicted, the Company expects that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code. In order to obtain tax-free treatment under the Internal Revenue Code, the owners of the acquired business may need to own 80% or more of the voting stock of the surviving entity. As a result, the Company's stockholders would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in their ownership percentage of the entity after the combination and may also result in a reduction in the net tangible book value per share of the Company's existing stockholders. In addition, all or a majority of the Company's current directors and officers will probably, as part of the terms of the acquisition transaction, resign as directors and officers.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company will remain an insignificant player among the firms which engage in business combinations. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company has. In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant disadvantage compared to other venture capital and financial concerns that compete with the Company. The Company will also be competing for acquisition opportunities with other public shell companies that do not have an operating business.

The Company's activities following a business combination with a target company will be dependent on the nature of the acquired business, as well as the interest acquired. It may be expected that the acquired business will present various risks to the Company's existing stockholders. We cannot yet appropriately assess the risks of the business at the present time, even in general terms, as we have not restricted the Company's search for a potential target company to any one particular field of endeavor.

As of the date of this report, the Company has not entered into a letter of intent or a definitive agreement for a business combination with a target company, and the Company continues to search for, and negotiate with, potential target companies.

ITEM 3.       CONTROLS AND PROCEDURES

The Company had no active business operations during the fiscal quarter ended June 30, 2004. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer/Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

      Prior to entering into the Purchase Agreement, the Company's debt owed to Thurston in the principal amount of $4,686,799, together with accrued interest and miscellaneous expenses totaling $1,840,114, was satisfied by the Company's issuance of a convertible promissory note in the principal amount of $1,228,869.75 (the "First Note") and a convertible promissory note in the principal amount of $60,000 (the "Second Note") to Thurston. The First and Second Note are convertible into the Company's common stock at a conversion price of $0.05 per share.

      The Company also settled with an unrelated party a debt in the amount of $100,000, together with accrued interest of $68,753, by the issuance of a $27,500 note, which was convertible, at the election of the holder, into shares of the Company's common stock at $0.05 per share.

      During the quarter ended June 30, 2004, the Company issued: (i) KRM Fund 1,000,000 shares of the Company's common stock for a total purchase price of $50,000, (ii) KRM Fund 24,577,395 shares of the Company's common stock upon conversion of the First Note, at conversion price of $0.05 per share,
      (iii) Thurston 1,200,000 shares of the Company's common stock upon conversion of the Second Note, at a conversion price of $0.05 per share, and (iv) KRM Fund 550,000 shares of the Company's common stock, upon conversion of a $27,500 convertible note, at a conversion price of $0.05 per share.

      In connection with the above stock issuances, the Company did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the "Securities Act"). Each of the purchasers fell into one or more of the categories that follow: an existing shareholder of the Company, a creditor of the Company, a current or former officer or director of the Company, a service provider to the Company, or an accredited investor with whom the Company or an affiliate of the Company had a prior business relationship. As a result, no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, the Company relied upon one or more of the exemptions from registration contained in Sections 4(2) and 3(b) of the Securities Act, and in Regulation D promulgated under the Securities Act.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

            31 Certification of Chief Executive Officer and Chief Financial and Accounting Officer of the Company Accompanying Periodic Reports pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).


            32 Certification of Chief Executive Officer and Chief Financial and Accounting Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).


            (b)   Reports on Form 8-K

            The following current reports were filed during the quarter ended June 30, 2004:

                  On June 22, 2004, the Company filed Form 8-K reporting a change in control, a change in the business plan, and the restructuring of the Company's debt.

                  On June 16, 2004, the Company filed Form 8-K announcing the execution of the Securities Purchase Agreement dated June 10, 2004 by and among Keating Reverse Merger Fund, LLC, Qorus.com, Inc., Thurston Interests, LLC and certain other stockholders of Qorus.com, Inc

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QORUS.COM, INC.



                                          By: /s/ Kevin R. Keating
                                             ---------------------------------
                                             Principal Executive Officer and
                                             Principal Financial and Accounting
                                             Officer
                                             Date:  August 12, 2004