Form 10QSB
period 2004-09-30
QORUS COM INC
filed 2004-11-15
CIK 1095691

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2004

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

As of November 12, 2004, there were 45,524,800 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ___     No _X_.

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

       Item 1.    Financial Statements

           Condensed Balance Sheets as of September 30, 2004
           and December 31, 2003 (unaudited)                                 1

           Condensed Statements of Operations for the three month and nine
           month periods ended September 30, 2004 and 2003 (unaudited)       2

           Condensed Statements of Cash Flows for the nine month periods
           ended September 30, 2004 and 2003 (unaudited)                     3

           Condensed Statement of Stockholders' Equity (Deficit) for the
           nine month period ended September 30, 2004 (unaudited)            4

           Notes to Condensed Financial Statements (unaudited)               5-9

       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            10-17

       Item 3.    Controls and Procedures                                   18

   PART II.OTHER INFORMATION

       Item 2.    Changes in Securities                                     19

       Item 6.    Exhibits and Reports on Form 8-K                          20

           Signatures                                                       21

           Certifications
                    Exhibit 31
                    Exhibit 32

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 QORUS.COM, INC.
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                        September 30,   December 31,
                                                            2004           2003
                                                        ------------    ------------
ASSETS

CURRENT ASSET
         Cash                                           $     28,671    $     21,427
                                                        ------------    ------------

TOTAL ASSETS                                            $     28,671    $     21,427
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
         Accounts payable and accrued expenses          $      4,412    $    508,077
         Accrued expenses due to related parties                  --       1,695,284
         Notes payable to related parties                         --       4,786,799
                                                        ------------    ------------

         Total Current Liabilities                             4,412       6,990,160

LONG-TERM LIABILITIES
         Long-term debt to related party                          --         200,000

STOCKHOLDERS' EQUITY (DEFICIT)
         Preferred stock, $0.01 par value, 5,000,000
         shares authorized, no shares issued                      --              --
         Common stock $0.001 par value, 50,000,000
         shares authorized, 48,534,800 and 18,707,405
         shares issued, 45,524,800 and 15,697,405
         outstanding, respectively                            48,535          18,707
         Additional paid-in capital                       16,915,316       9,900,319
         Accumulated deficit                             (16,936,582)    (17,084,749)
         Treasury stock (3,010,000 shares, at cost)           (3,010)         (3,010)
                                                        ------------    ------------

         Total Stockholders' Equity (Deficit)                 24,259      (7,168,733)
                                                        ------------    ------------

Total Liabilities and Stockholders'
   Equity (Deficit)                                     $     28,671    $     21,427
                                                        ============    ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                 QORUS.COM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        Three Months                    Nine Months
                                     Ending September 30,           Ending September 30,
                                ----------------------------    ----------------------------
                                     2004           2003             2004           2003
                                ------------    ------------    ------------    ------------
Revenue                         $         --    $         --    $         --    $         --

Operating expenses:
  General and administrative
    expenses                          78,236         175,741         151,078         282,584
                                ------------    ------------    ------------    ------------

Loss from operations                 (78,236)       (175,741)       (151,078)       (282,584)

Other income (expense):
  Interest expense                        --        (126,000)       (212,626)       (376,000)
  Forgiveness of debt                     --              --         511,871              --
                                ------------    ------------    ------------    ------------

   Income (loss) before taxes        (78,236)       (301,741)        148,167        (658,584)
                                ------------    ------------    ------------    ------------

   Income taxes                           --              --              --              --
                                ------------    ------------    ------------    ------------

Net income (loss)               $    (78,236)   $   (301,741)   $    148,167    $   (658,584)
                                ============    ============    ============    ============


Net income (loss) per share
 (basic and diluted)            $      (0.00)   $      (0.02)   $       0.01    $      (0.04)
                                ============    ============    ============    ============

Weighted average shares of
  common stock outstanding
     Basic                        44,899,800      15,972,405      26,300,469      15,972,405
                                ============    ============    ============    ============

     Diluted                      44,899,800      15,972,405      26,315,469      15,972,405
                                ============    ============    ============    ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                 QORUS.COM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Nine Months Ending
                                                             September 30,
                                                            2004         2003
                                                         ---------    ---------

CASH FLOWS FROM OPERATIONS
Net income (loss)                                        $ 148,167    $(658,584)
Adjustments to reconcile net income (loss) to net
  cash used in operations:
   Stock Issued for Services                                62,500           --
   Forgiveness of debt                                    (511,871)          --
   Changes in:
    Accrued expenses and accounts payable                   33,391      111,574
    Accrued expenses to related parties                    225,057      375,000
                                                         ---------    ---------

    Net cash used in operating
       activities                                          (42,756)    (172,010)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                    50,000           --
  Loan from related party                                       --        3,200
  Long-term debt proceeds from related party                    --      168,664
                                                         ---------    ---------

Net cash flows from financing activities                    50,000      171,864
                                                         ---------    ---------

Net increase (decrease) in cash                              7,244       (1,702)

Cash, beginning of period                                   21,427        1,826
                                                         ---------    ---------

Cash, end of period                                      $  28,671    $     124
                                                         =========    =========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                 QORUS.COM, INC.
              CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                       COMMON STOCK         ADDITIONAL                                   TOTAL
                                                   ---------------------     PAID-IN      ACCUMULATED   TREASURY     STOCKHOLDERS'
                                                      SHARE      AMOUNT      CAPITAL        DEFICIT       STOCK     EQUITY (DEFICIT)
                                                   ----------    -------   -----------   ------------   ---------   ---------------
Balance, December 31, 2003                         18,707,405   $ 18,707   $ 9,900,319   $(17,084,749)  $  (3,010)   $ (7,168,733)

Assumption of accounts payable by related party,
  contributed to capital                                   --         --       166,437             --          --         166,437

Settlement of related party notes, and accrued
  interest thereon, treated as contribution
  to capital                                               --         --     5,238,851             --          --       5,238,851

Debt paid directly by shareholders, contributed            --         --       210,667             --          --         210,667
  to capital

Promissory notes converted to common stock         26,327,395     26,328     1,290,042             --          --       1,316,370

Issuance of common stock for cash                   1,000,000      1,000        49,000             --          --          50,000

Issuance of common stock for services               2,500,000      2,500        60,000             --          --          62,500

Net income for the nine months ended September
  30, 2004                                                 --         --            --        148,167          --         148,167
                                                   ----------    -------   -----------   ------------   ---------    ------------

Balance, September 30, 2004                        48,534,800    $48,535   $16,915,316   $(16,936,582)  $  (3,010)   $     24,259
                                                   ==========    =======   ===========   ============   =========    ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

     These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending December 31, 2003 and 2002. Operating results for the nine months ending September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     The Company recommends that the accompanying condensed financial statements for the interim period be read in conjunction with Form 10-KSB for the years ending December 31, 2003.

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

     NET LOSS PER SHARE
     Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded from the computation for the three and nine months ended September 30, 2003 and the three months ended September 30, 2004, as their effect is anti-dilutive. The dilutive effect of outstanding options is included in the diluted net income per share for the nine months ended September 30, 2004.

                                 QORUS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

     Effective as of the closing of the Purchase Agreement, Patrick J. Haynes, III resigned as the Chief Executive Officer, Robert T. Isham, Jr. resigned as a Director, Thomas C. Ratchford resigned as the Chief Financial Officer, and Kevin R. Keating was appointed as the sole Director, President, Treasurer and Secretary of the Company. Concurrently, the principal executive office of the Company was moved to 936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963.

                                 QORUS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 2 - BACKGROUND AND CHANGE OF CONTROL (CONTINUED)

     The Company plans to pursue and negotiate a business combination with an operating company. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, there can be no assurance that future profitable operations will occur as planned.


NOTE 3 - RESTRUCTURING OF OUTSTANDING DEBT

     Prior to entering into the Purchase Agreement, the Company's debt owed to Thurston in the principal amount of $4,686,799, together with accrued interest and miscellaneous expenses totaling $1,840,921, was satisfied by the Company's issuance of a convertible promissory note in the principal amount of $1,228,870 (the "First Note") and a convertible promissory note in the principal amount of $60,000 (the "Second Note") to Thurston. Both notes are convertible into the Company's common stock at a conversion price of $0.05 per share. Thurston, the Company's majority stockholder prior to the closing of the Purchase Agreement, also paid, on behalf of the Company, an outstanding promissory note in the amount of $200,000, plus interest of $10,667, which was treated as a capital contribution, and assumed certain accounts payable and accrued expenses totaling $166,437 also treated as a contribution to capital. As a result of this restructuring and the payment and assumption of Company debt and obligation by Thurston, the Company recorded a contribution to capital of $5,615,955.

     Pursuant to the Purchase Agreement, (i) Thurston sold the First Note to KRM Fund; and (ii) KRM Fund converted the First Note into 24,577,395 shares of the Company's common stock, at conversion price of $0.05 per share. Additionally, Thurston converted the Second Note into 1,200,000 shares of the Company's common stock, at a conversion price of $0.05 per share.

     The Company also settled with an unrelated party a debt in the amount of $100,000, together with accrued interest of $68,753, by the issuance of a $27,500 note, which was convertible, at the election of the holder, into shares of the Company's common stock at $0.05 per share. As a result of this settlement, a gain on extinguishment of debt in the amount of $141,253 was recorded and is included in net income for the nine months ended September 30, 2004.

     Immediately following the closing of the Purchase Agreement, KRM Fund purchased from an unrelated party a convertible promissory note issued by the Company in the principal amount of $27,500, which was convertible into shares of the Company's common stock at a conversion price of $0.05 per share. KRM Fund converted this note into 550,000 shares of the Company's common stock.

                                 QORUS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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


NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

     The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.01 per share. During the three months ended September 30, 2004, the Company issued: (i) 2,000,000 shares of restricted common stock to Kevin R. Keating, the Company's sole director and officer, for services rendered valued at $50,000, the fair market value on the date of issuance,
     (ii) 500,000 shares of restricted common stock to an outside consultant for services rendered valued at $12,500, the fair market value on the date of issuance. There were 45,524,800 shares of Common Stock outstanding at September 30, 2004, with 3,010,000 shares of Common Stock held in treasury. No shares of preferred stock were issued or outstanding.

NOTE 5 - INCOME TAXES

     At September 30, 2004, the Company had accumulated net operating loss carryforwards for federal tax purposes of approximately $10 million that are available to offset future taxable income, if any, through 2023. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control as described in Internal Revenue Code Section 382. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at September 30, 2004.

NOTE 6 - RELATED PARTY TRANSACTIONS

     The sole director of the Company, Kevin R. Keating, is the father of the principal stockholder of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, which is the majority shareholder of the Company.

     During the three months ended September 30, 2004, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero is paid $1,000 for each month in which services are rendered. A total of $3,000 is included in general and administrative expenses for the three months ended September 30, 2004.

                                 QORUS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


NOTE 7 - SUBSEQUENT EVENTS

   On October 31, 2004, the Company entered into a Letter of Intent to acquire Taxus (Cayman) Inc., a company incorporated under the laws of the Cayman Islands ("Taxus"). Taxus owns and operates its business through a Chinese wholly owned foreign enterprise, which has exclusive management and licensing agreements with Beijing Taxus Co. Ltd., a private Chinese enterprise ("Beijing Taxus"). Beijing Taxus was established in 2000 and is currently headquartered in Beijing, China.

   Under the transactions contemplated under the Letter of Intent, the Company will acquire all of the issued and outstanding shares of Taxus' capital stock from Taxus' existing stockholders ("Taxus Stockholders"). In the exchange, the Company will issue shares of its common stock to the Taxus Stockholders in such amount so that, immediately after giving effect to the acquisition, the Taxus Stockholders will own in the aggregate 88% of the Company's issued and outstanding shares of common stock. At the close of the transaction, it is contemplated that a new board of directors will be designated by the Taxus Stockholders and that the board will include one member to be designated by Keating Reverse Merger Fund, LLC, the current principal shareholder of the Company. After the payment of certain transaction related fees (including the issuance of the Company's common stock to certain finders and advisors), the current stockholders of the Company are expected to own approximately 6% of the issued and outstanding common stock after completion of the transaction with Taxus.

   The Company's completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement and the delivery of financial statements of Taxus and its subsidiaries prepared in accordance with generally accepted accounting principles in the United States of America. Subject to the satisfaction of the above conditions and other customary conditions, the acquisition is presently expected to close in December 2004. However, there can be no assurances that the acquisition will be completed.

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

The Company also settled with an unrelated party a debt in the amount of $100,000, together with accrued interest, by the issuance of a $27,500 note, which was convertible, at the election of the holder, into shares of the Company's common stock at $0.05 per share. As a result of this settlement, a gain on extinguishment of debt in the amount of $141,253 was recorded and was included in net income for the nine months ended September 30, 2004.

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

The Company plans to pursue and negotiate a business combination with an operating company. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, namely a business combination with an operating company, there can be no assurance that future profitable operations will occur as planned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

In quarter ended September 30, 2004, the Company issued 2,500,000 shares for compensation for services valued at $0.025 per share, the fair value on the date of issuance. This and other expenses contributed to a loss for the quarter ended September 30, 2004 of $78,236.

In the second quarter of 2004, the Company settled a $100,000 note plus interest totaling $68,753 through the issuance of a replacement convertible note with a face amount of $27,500, resulting in the recording of debt forgiveness income of $141,253.

In the first quarter of 2004, the Company reached an agreement with the landlord of office space in Fairfax, VA. The Company was approximately $372,000 in arrears for rent. In exchange for a cash payment of $1,500, the landlord released the Company from all past and future rental obligations for the office space. As a result of the transaction, the Company recorded debt forgiveness income of $370,618 during the first quarter.

As a result, the Company's net income for the first nine months of 2004 was $148,167. Net losses for the corresponding periods of the previous year totaled $(301,741) for the three month period and $(658,584) for the nine month period ended September 30, 2003. Because the Company had significant net operating loss carryforwards available to offset future taxable income at the time of the debt forgiveness transactions, no provision for income tax is reflected in the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

                                         Nine months ended September 30,
                                             2004              2003
                                          ----------       ----------
        Operating activities              $  (42,756)      $ (172,010)
        Investing activities                      --               0-
        Financing activities                  50,000          171,864
                                          ----------       ----------
        Net effect on cash                $    7,244       $     (146)
                                          ==========       ==========

During the nine months ended September 30, 2004, the Company sold 1,000,000 common shares to KRM Fund for $50,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PLAN OF OPERATIONS

    The Company's Plan of Operations is based on identifying and attracting a suitable privately held company, one that has both a business history and operating assets, with which to effect a business combination.

    The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in an operating business presented to it by persons or firms who or which desire to seek the advantages of an Issuer who has complied with the reporting requirements of Securities Act of 1934 ("1934 Act"). The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business combination. Management anticipates that it may be able to participate in only one potential business combination because the Company has nominal assets and limited financial resources.

    The Company may seek a business combination with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

    The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, the Company's management believes that there are numerous firms seeking the benefits of an issuer who has complied with the reporting requirements of the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing for incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for shareholders. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. The Company has, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, the Company's management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the reporting requirements of the 1934 Act without incurring the cost and time required to conduct an initial public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. The Company's management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. The Company may engage financial advisors and investment banking firms to assist it in identifying and analyzing prospective business opportunities. Due to the limited financial resources of the Company, it is likely that these advisors and firms will be compensated, generally on a success basis, in the form of cash and the Company's stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

To complete a merger or acquisition, the Company may also have to compensate certain advisors, finders and investment banking firms for services rendered in connection with the identification of private company targets and the negotiation and completion of the transaction. Due to the Company's limited resources, it is expect that all or a portion of this compensation will be in the form of the Company's common stock, which will have a further dilutive effect on the percentage of shares held by the Company's existing stockholders.

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

LETTER OF INTENT

On October 31, 2004, the Company entered into a Letter of Intent to acquire Taxus (Cayman) Inc., a company incorporated under the laws of the Cayman Islands ("Taxus"). Taxus owns and operates its business through a Chinese wholly owned foreign enterprise, which has exclusive management and licensing agreements with Beijing Taxus Co. Ltd., a private Chinese enterprise ("Beijing Taxus"). Beijing Taxus was established in 2000 and is currently headquartered in Beijing, China.

Under the transactions contemplated under the Letter of Intent, the Company will acquire all of the issued and outstanding shares of Taxus' capital stock from Taxus' existing stockholders ("Taxus Stockholders"). In the exchange, the Company will issue shares of its common stock to the Taxus Stockholders in such amount so that, immediately after giving effect to the acquisition, the Taxus Stockholders will own in the aggregate 88% of the Company's issued and outstanding shares of common stock. At the close of the transaction, it is contemplated that a new board of directors will be designated by the Taxus Stockholders and that the board will include one member to be designated by Keating Reverse Merger Fund, LLC, the current principal shareholder of the Company. After the payment of certain transaction related fees (including the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

issuance of the Company's common stock to certain finders and advisors), the current stockholders of the Company are expected to own approximately 6% of the issued and outstanding common stock after completion of the transaction with Taxus.

The Company's completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement and the delivery of financial statements of Taxus and its subsidiaries prepared in accordance with generally accepted accounting principles in the United States of America. Subject to the satisfaction of the above conditions and other customary conditions, the acquisition is presently expected to close in December 2004. However, there can be no assurances that the acquisition will be completed.

Beijing Taxus is a bio-tech company specializing in the research, breeding and extraction of Taxus plants, also known as yew trees. Taxus plants are an endangered plant species, mostly grown in the northern hemisphere, particularly in China, India, Nepal, United States, Canada and Europe. Taxol (paclitaxel), extracted from the bark and other parts of Taxus plants, has been found to be an effective treatment for various forms of cancer. Taxol received U.S. Food and Drug Administration ("FDA") approval in 1992 for the treatment of advanced ovarian cancer, and in 1994 for metastatic breast cancer. In subsequent years, the FDA has approved Taxol for treatment of other kinds of cancers, including AIDS-related Kaposi's sarcoma and non-small cell lung cancer.

Dr. C.Y. Xie, the majority shareholder and President of Taxus Beijing and Taxus (Cayman), Inc., has developed various proprietary species and extraction technologies to increase the growth rate of the Taxus plant and its Taxol content. Beijing Taxus' primary business focus is the research, breeding and extraction of Taxus plants to satisfy a growing demand for Taxol as an effective treatment of various forms of cancer.

ITEM 3.   CONTROLS AND PROCEDURES

The Company had no active business operations during the fiscal quarter ended September 30, 2004. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer/Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              None

ITEM 2.       CHANGES IN SECURITIES

              During the quarter ended  September 30, 2004, the Company  issued:
              (i) 2,000,000 shares of restricted common stock to Kevin R. Keating, the Company's sole director and officer, for services rendered valued at $50,000, (ii) 500,000 shares of restricted common stock to an outside consultant for services rendered valued at $12,500, the fair value on the date of issuance.

              In connection with the above stock issuances, the Company did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the "Securities Act"). Each of the purchasers fell into one or more of the categories that follow: an existing shareholder of the Company, a creditor of the Company, a current or former officer or director of the Company, a service provider to the Company, or an accredited investor with whom the Company or an affiliate of the Company had a prior business relationship. As a result, no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, the Company relied upon one or more of the exemptions from registration contained in Sections 4(2) of the Securities Act, and in Regulation D promulgated under the Securities Act.

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

              (b) Reports on Form 8-K

                  The following current reports were filed during the quarter ended September 30, 2004: None

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

Date:  November 12, 2004