Form 10KSB
period 2004-12-31
QORUS COM INC
filed 2005-03-14
CIK 1095691

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________ TO________

                         COMMISSION FILE NUMBER: 0-27551

                                 QORUS.COM, INC.
        (Exact name of small business issuer as specified in its charter)

             FLORIDA                                     65-0358792
(State or other jurisdiction                  (IRS Employer Identification No.)
  of incorporation or organization)


             936A BEACHLAND BOULEVARD SUITE 13, VERO BEACH, FL 32963
                    (Address of principal executive offices)

                                 (772) 231-7544
                           (Issuer's telephone number)

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES[X]  NO[ ].

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's revenues for its most recent fiscal year:    $0
                                                          -------

      As of March 1, 2005, 45,524,800 shares of the registrant's Common Stock were outstanding. The aggregate market value of the voting common equity held by non-affiliates (based on the closing bid price of such stock as reported on March 1, 2005 by the NASD Over-the-Counter Bulletin Board) was approximately $256,240.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

           Transitional Small Business Disclosure Format (Check One):
                                    Yes [ ]  No [X]

                                TABLE OF CONTENTS

Item Number and Caption                                                     Page

PART I

Item 1.   Description of Business..............................................1

Item 2.   Description of Properties............................................6

Item 3.   Legal Proceedings....................................................6

Item 4.   Submission of Matters to a Vote of Security Holders..................6


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.............6

Item 6.   Management's Discussion and Analysis or Plan of Operations...........8

Item 7.   Financial Statements................................................12

Item 8.   Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure...............................................12

Item 8a.  Controls and Procedures.............................................12


PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..................13

Item 10.  Executive Compensation..............................................14

Item 11.  Security Ownership of Certain Beneficial Owners and Management......15

Item 12.  Certain Relationships and Related Transactions......................16

Item 13.  Exhibits and Reports on Form 8-K....................................16

Item 14.  Principal Accountant Fees and Services..............................22

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

Summary

      Qorus.com, Inc. ("we", "us", "our", or the "Company") plans to seek a target company with which to merge or to complete a business combination. In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by our stockholders will be negotiated by our management and the target company. We currently have no relevant operating business, revenues from operations or assets.

      We will not restrict our search to any specific business, industry or geographic location, and we may participate in a business venture of virtually any kind or nature. This discussion of our plan for acquiring an operating business is purposefully general, and it is not meant to be restrictive of the virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture because of our nominal assets and limited financial resources.

      To date, we have not generated any significant revenues. We may require additional financing to execute our plan to acquire an operating company. The accompanying financial statements include a "going concern" explanatory paragraph from our accountants.

History and Recent Developments

      We were incorporated on January 23, 1991 under the laws of the state of Florida. Prior to November 2001, we provided intelligent message communications services to enterprises in the travel and hospitality sectors. In November 2001, we sold substantially all of our assets to Avery Communications, Inc. ("Avery") after which we continued without material business assets, operations or revenues.

      On June 22, 2004, we consummated the transactions contemplated by a certain Securities Purchase Agreement (the "Purchase Agreement") dated June 10, 2004, by and among the Company, Keating Reverse Merger Fund, LLC ("KRM Fund"), Thurston Interests, LLC ("Thurston") and certain other shareholders of the Company. The transactions resulted in a change of control of the Company.

      Prior to entering into the Purchase Agreement, our debt owed to Thurston in the principal amount of $4,686,799, together with accrued interest totaling $1,840,921, was satisfied by our issuance of a convertible promissory note in the principal amount of $1,228,870 (the "First Note") and a convertible promissory note in the principal amount of $60,000 (the "Second Note") to Thurston. Both notes were convertible into our common stock at a conversion price of $0.05 per share. Thurston, the majority stockholder of the Company prior to the closing of the Purchase Agreement, also paid, on behalf of the Company, an outstanding promissory note in the amount of $200,000, plus interest of $10,667, and assumed certain accounts payable and accrued expenses totaling $166,437, also treated as a contribution to capital. As a result of this restructuring, the Company recorded a contribution to capital of $5,615,955.

      We also settled with an unrelated party a debt in the amount of $100,000, together with accrued interest, by the issuance of a $27,500 note, which was convertible, at the election of the holder, into shares of the Company's common stock at $0.05 per share. As a result of this settlement, a gain on extinguishment of debt in the amount of $141,253 was recorded and was included in net income for the year ended December 31, 2004.

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

      In quarter ended September 30, 2004, we issued 2,500,000 shares for compensation for services valued at $0.025 per share, the fair value on the date of issuance.

      We plan to pursue and negotiate a business combination with an operating company. Ultimately, our continuation as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, namely a business combination with an operating company, there can be no assurance that future profitable operations will occur as planned.

Letter of Intent

      On October 31, 2004, we entered into a Letter of Intent to acquire Taxus (Cayman) Inc., a company incorporated under the laws of the Cayman Islands ("Taxus"). Taxus owns and operates its business through a Chinese wholly owned foreign enterprise, which has exclusive management and licensing agreements with Beijing Taxus Co. Ltd., a private Chinese enterprise ("Beijing Taxus"). Beijing Taxus was established in 2000 and is currently headquartered in Beijing, China.

      Under the transactions contemplated under the Letter of Intent, we will acquire all of the issued and outstanding shares of Taxus' capital stock from Taxus' existing stockholders ("Taxus Stockholders"). In the exchange, we will issue shares of our common stock to the Taxus Stockholders in such amount so that, immediately after giving effect to the acquisition, the Taxus Stockholders will own in the aggregate 88% of the Company's issued and outstanding shares of common stock. At the close of the transaction, it is contemplated that a new board of directors will be designated by the Taxus Stockholders and that the board will include one member to be designated by KRM Fund, our current principal shareholder. After the payment of certain transaction related fees (including the issuance of the Company's common stock to certain finders and advisors), the current stockholders of the Company are expected to own approximately 6% of the issued and outstanding common stock after completion of the transaction with Taxus.

      Our completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement, the completion of certain pre-closing financing, and the delivery of financial statements of Taxus and its subsidiaries prepared in accordance with generally accepted accounting principles in the United States of America. There can be no assurances that the pre-closing financing will be raised and the acquisition will be completed.

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

Employees

      We currently do not have any employees. Our sole officer and director, Kevin R. Keating, serves in such capacities without salary or bonus. Upon accepting his position as an officer and director in June 22, 2004, we issued shares of our common stock to Mr. Keating as compensation for services rendered.

      We have entered into a contract with Vero Management, LLC ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Vero is owned and managed by Mr. Keating. We pay Vero $1,000 per month for services provided to us.

Risk Factors

      An investment in our common stock involves investment risks and the possibility of the loss of an investor's entire investment. A prospective investor should evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us.

           1. No Current Operating Business. We currently have no relevant operating business, revenues from operations or assets. Our business plan is to seek a merger or business combination with an operating business. We face all of the risks inherent in the investigation, acquisition, or involvement in a new business opportunity. An investor's purchase of any of our securities must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

           2. No Assurance of Success or Profitability. There is no assurance that we will acquire a suitable and favorable business opportunity in a reverse merger transaction. In addition, even if we become involved in a business opportunity, there is no assurance that the business we acquire will generate revenues or profits, or that the value of our common stock will increase as a result of the acquired business opportunity.

           3. Possible Business - Not Identified and Highly Risky. Except as otherwise discussed with respect to the Letter of Intent, we have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore we can disclose the risks and hazards of a business or opportunity that we acquire only in a general manner, and cannot disclose the risks and hazards of any specific business or other opportunity that we may enter into. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity could result in a total loss to our investors and stockholders if the target business is unsuccessful. Further, any investment in us may continue to be highly illiquid.

           4. Type of Business Acquired. Except as otherwise discussed with respect to the Letter of Intent, the type of business that may be acquired is not identified. Therefore, our investors and stockholders have to rely on our management to determine which target business to pursue. There are no controlling parameters of the business to be acquired. Thus, ultimately an investment will depend on the target business and therefore investors in us will be subject to all the risks that would be associated with that selected business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders.

           5. Impracticability of Exhaustive Investigation. We have limited funds and lack full-time management which will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our limited capital and other resources to acquire a target business. Management decisions, therefore, likely will be made without detailed feasibility studies, independent analysis, market surveys, and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking to be acquired by us.

           6. Lack of Diversification. Because of our limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations. The inability to diversify our activities into more than one area will subject our investors and stockholders to economic fluctuations within a particular business or industry and therefore increase the risks associated with the investment. We only intend to acquire a single business opportunity and thus your investment will lack diversification.

           7. Possible Reliance upon Unaudited Financial Statements. We will require audited financial statements from target companies that we propose to acquire. No assurance can be given, however, that audited financials will be available at the closing of the reverse merger transaction. In cases where audited financials are unavailable, we will have to rely upon unaudited information received from target companies' management that has not been verified by outside auditors. We, at the time of acquisition, will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that the shell company acquires. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. But, in cases where we have completed a reverse merger transaction in reliance on unaudited financial statements and audited statements cannot subsequently be obtained, the continued ability of the post-transaction company to remain a reporting company and publicly trading will be in jeopardy and may significantly reduce the value of your investment.

           8. Investment Company Regulation. We do not intend to become classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"). We believe that we will not become subject to regulation under the Investment Act because (i) we will not be engaged in the business of investing or trading in securities, and (ii) any acquisition undertaken will result in the target company obtaining a majority interest in us. Should there be a requirement to register as an investment company, it would cause significant registration and compliance costs. Any violation of the Investment Act will subject us to materially adverse consequences. Should the SEC find that we are subject to the Investment Act, and order registration under the Investment Act, we would resist such finding and take steps to avoid such registration. Irrespective of whether the SEC or we were to prevail in such dispute about whether or not we are an investment company, however, the damages and delays would be costly.

           9. Other Regulation. Any acquisition made by us may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Foreign companies may also be considered, and be subject to similar business regulations as are applicable in the United States and also may be subject to limitations on ownership by foreign persons and entities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit our other investment opportunities. We intend to pursue potential business opportunities in foreign countries, including China, and as such, such opportunities will be subject to foreign country laws and regulations affecting foreign investment, business operations, currency exchange, repatriation of profits, and taxation, which will increase the risk of your investment.

           10. Dependence upon Management. We will be heavily dependent upon the skills, talents, and abilities of our management to implement our business plan. Our management may devote limited time to our affairs, which may be inadequate for our business, and may delay the acquisition of any business opportunity considered. Furthermore, management has little experience in seeking, investigating, and acquiring businesses and will depend upon its limited business knowledge in making decisions regarding our acquisition of a business opportunity. Because investors will not be able to evaluate the merits of possible business acquisitions by us, they should critically assess the information concerning the management.

           11. Dependence upon Outside Advisors. To supplement the business experience of management, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Some of these outside advisors may be our affiliates or their affiliated entities. The selection of any such advisors will be made by our management without any input from stockholders.

           12. Conflicts of Interest. Our management has other business interests to which they will devote primary attention. As a result, conflicts of interest may arise that can be resolved only through the exercise by them of their judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned, but there may be times when an acquisition opportunity is given to another entity to the disadvantage of our stockholders and for which there will be no recourse. It is also expected that we will engage Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stockholder, to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash and/or equity fee.

           13. Need for Additional Financing. In all likelihood we will need additional funds to take advantage of any available acquisition business opportunity. Even if we were to obtain sufficient funds to acquire an interest in a business opportunity, we may not have sufficient capital to fully exploit the opportunity. Our ultimate success will depend upon our ability to raise additional capital at the time of the acquisition and thereafter. When additional capital may be needed, there can be no assurance that funds will be available from any source or, if available, that they can be obtained on acceptable terms.

           14. Borrowing Transactions. There is a possibility that any acquisition of a business opportunity by us will require borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This leverage could increase our exposure to larger losses. There is no assurance that any business opportunity acquired through borrowing and leverage will generate sufficient revenues to cover the related debt and expenses.

           15. No Foreseeable Dividends. We do not intend to pay any dividends. We do not foresee making any cash distributions in the manner of a dividend or otherwise.

           16. Loss of Control by Present Management and Stockholders. It is likely that any acquisition of an operating company will result in a change in control of the then current directors, officers and the stockholders. Therefore, our management prior to the acquisition will be changed to those of the target company and its stockholders, who will then control the combined company. At that time, our stockholders will be at investment risk for the decisions about the business by persons that they may not know or have any ability to influence through a board seat or by the voting mechanism of stockholders.

           17. Dilutive Effects of Issuing Additional Common Stock. In any reverse merger transaction, for tax reasons and management reasons, the owners of the target company will be issued a large number of shares of common stock which will dilute the ownership interest of our current stockholders. In addition, at the time of the reverse merger, it will be likely that there will be additional authorized but unissued shares that may be later issued by the then new management for any purpose without the consent or vote of the stockholders. The acquisition issuance and additional issuances that may occur will dilute the interests of our stockholders after the reverse merger transaction.

           18. Thinly-traded Public Market. Our securities will be very thinly traded, and the price if traded may not reflect the value of the company. Moreover, there may be a reverse split of the shares which may not reflect the value of the company either. There can be no assurance that there will be an active market for our shares either now or after we complete the reverse merger. The market liquidity will be dependant on the perception of the operating business and any steps that its management might take to bring the company to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

           19. Possible Rule 144 Sales. The majority of our shares currently outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "Act"). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years. Current stockholders who own 10% or more of our shares will likely be deemed an affiliate until 90 days after a reverse merger is completed with a target company. After such 90-day period, and assuming said shares have been held for more than two years, these stockholders may be able to sell their shares without volume restrictions. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop.

ITEM 2.   DESCRIPTION OF PROPERTIES.

      From June 22, 2004 to December 31, 2004, we operated from the offices of Vero. We have a management agreement with Vero under which Vero provides us with managerial and administrative services in exchange for $1,000 per month.

      We do not own any real or personal property nor do we have any plans to acquire any real or personal property in the future. We do not own any significant business operating assets. We do not maintain any policy of insurance to insure any property or business operations.


ITEM 3.   LEGAL PROCEEDINGS.

        We are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Our common stock is traded from time to time on the over-the-counter market, and quotations may be found in NASD's Over-the-Counter Bulletin Board. Shares of our common stock are traded under the symbol "QRUS". Our common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility. Our stock is currently available for trading on NASD's Over-the-Counter Bulletin Board. Based on information available to us, the quotations below reflect the high and low bid quotation for our stock on the Over-the-Counter Bulletin Board. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

                        2004                        HIGH            LOW
                   --------------                ----------     ----------
                   First Quarter                 $    0.050     $    0.020
                   Second Quarter                $    0.050     $    0.020
                   Third Quarter                 $    0.040     $    0.015
                   Fourth Quarter                $    0.080     $    0.025

                        2003                        HIGH            LOW
                   --------------                ----------     ----------
                   First Quarter                 $    0.010     $    0.001
                   Second Quarter                $    0.020     $    0.003
                   Third Quarter                 $    0.010     $    0.005
                   Fourth Quarter                $    0.060     $    0.005


      As of December 31, 2004, we had 45,524,800 shares of our common stock outstanding. There were 140 holders of record of our common stock at December 31, 2004. Our transfer agent is Florida Atlantic Stock Transfer, Inc., Tamarac, FL.

      We have neither paid nor declared cash distributions or dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all earnings, if and when generated, to finance our operations. The declaration of cash dividends in the future will be determined by the board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

Recent Sales of Unregistered Securities.

      Pursuant to an Amendment to the Asset Purchase Agreement by and among the Company, Avery and certain other parties entered into in March 2002, the Company agreed to eliminate a royalty obligation in exchange for a cash payment in the amount of $100,000, the return of 3,010,000 shares of the Company's common stock held by Thurston Communications, Inc ("TCI") and the cancellation of options held by TCI to purchase 1,066,500 shares of the Company's common stock at a price of $0.01 each.

      In October 2003, the Company cancelled 275,000 shares of common stock previously issued to Customer Care & Technology Holdings, Inc. ("CCT"), when CCT indicated that it did not have the financial resources to pay $2,750 owed under a subscription note receivable.

      Effective June 22, 2004, Thurston Interests, LLC and the other stockholders sold 8,856,064 previously issued shares of the Company's common stock to KRM Fund, for a purchase price of $340,000, or approximately $0.0384 per share. The Company also issued KRM Fund 1,000,000 shares of the Company's common stock for a total purchase price of $50,000, or $0.05 per share. KRM Fund also converted a promissory note in the principal amount of $1,228,869.75, which it acquired from Thurston Interests for $10,000, into 24,577,395 shares of the Company's common stock. KRM Fund also converted a promissory note in the amount of $27,500, which it acquired from a third party, into 550,000 shares of the Company's common stock. Thurston Interests, LLC also converted a promissory note in the principal amount of $60,000 into 1,200,000 shares of the Company's common stock.

      During the three months ended September 30, 2004, the Company issued: (i) 2,000,000 shares of restricted common stock to Kevin R. Keating, the Company's sole director and officer, for services rendered valued at $50,000, the fair value on the date of issuance, and (ii) 500,000 shares of restricted common stock to an outside consultant for services rendered valued at $12,500, the fair value on the date of issuance.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

      The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

      The words "we," "us" and "our" refer to the Company. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) because we are seeking to merge with an operating business which has not yet been identified, you will be unable to determine whether we will ever become profitable; and (d) other risks that are discussed in this Form 10-KSB or included in our previous filings with the Securities and Exchange Commission.

Plan of Operations

GENERAL BUSINESS PLAN

      Our plan of operation is to seek a target company with which to merge or to complete a business combination. In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by our stockholders will be negotiated by our management and the target company. We may also be required to pay cash and/or equity fees to third parties that advise us in connection with the merger or business combination, commonly refereed to as a reverse merger. These third party advisors may include certain affiliates of ours and their affiliated entities.

      Typically in connection with the reverse merger transaction involving us and the target company, there will be a capital funding event for the target business on a combined basis either at the time of the reverse merger or shortly thereafter. This may be a private placement by either us or the target company, if the funding event is contingent on the closing of the reverse merger. If the funding event is after the reverse merger, it will likely be a public offering or private placement of our securities. It will often be the case that the liquidity opportunity for our existing stockholders will be tied to the ability of the old and new investors of the target enterprise to have liquidity in the market for their financial investment. Therefore, our stockholders may have to continue to hold their investment or may face competition in being able to sell their shares in the post-transaction business in the public market, which may depress the price for such a volume of securities.

      We will not restrict our search to any specific business, industry or geographic location, and we may participate in a business venture of virtually any kind or nature. This discussion of our plan for acquiring an operating business is purposefully general, and it is not meant to be restrictive of the virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture because of our nominal assets and limited financial resources.

      We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

      We expect that the selection of a business opportunity will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous potential targets with either sound business ideas or operations seeking the benefits of a shell company that has complied with the federal reporting requirements for public companies and is publicly trading. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. We will, however, be able to offer owners of target candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the reporting requirements under federal securities laws without incurring the cost and time required to conduct an initial public offering.

      The analysis of new business opportunities will be undertaken by, or under the supervision of, our management who will likely engage outside advisors to assist us in this analysis. Some of these outside advisors may be affiliates of ours or their affiliated entities. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our advisors. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we or our advisors expect to meet personally with or interview management and key personnel.

      We may also have to compensate certain advisors, finders and investment banking firms for services rendered in connection with the identification of target operating companies and the negotiation and completion of the transaction. Due to our limited resources, it is expect that all or a portion of this compensation will be in the form of our common stock or from cash provided by the target company or the funding event. Additional issuance of our common stock will have a further dilutive effect on the percentage of shares held our stockholders. Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stockholder, will also act as a financial advisor in connection with the reverse merger transaction and will be paid a cash and/or equity fee upon the successful closing of the reverse merger.

      We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

ACQUISITION OPPORTUNITIES

      In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders. Further, upon consummation of a reverse merger transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our management, as part of the terms of the reverse merger transaction, may resign and may be replaced by new directors without a vote of our stockholders. Any and all sales of shares of our common stock may only be made in compliance with the securities laws of the United States and any applicable state.

      It is anticipated that certain securities issued by us in connection with the reverse merger would be issued in reliance upon exemptions from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the reverse merger transaction, we will be asked to agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. In such a case, we will attempt to negotiate the registration of some or all of our current outstanding shares which are restricted, but there is no guarantee that this will be accomplished or, if accomplished, that the registration rights identical. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a reverse merger and is no longer considered an inactive company. The issuance of substantial additional securities by us in connection with the reverse merger and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

      While the actual terms of a reverse merger transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80 percent or more of the voting stock of the surviving entity. In such event, the equity interest retained by our current stockholders would be less than 20 percent of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity interests of our stockholders.

      In addition to the tax considerations discussed above, it is likely that in any reverse merger, and depending upon, among other things, the target company's assets and liabilities, the equity interests of our stockholders after the transaction will be a small percentage of the post-transaction company. The percentage ownership may be subject to significant reduction in the event we acquire a target company with significant assets and expectations of growth.

      We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of the acquisition agreements cannot be predicted, generally such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default and remedies therefor; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after closing; (iv) outline the manner of bearing costs, including costs associated with our attorneys and accountants; (v) set forth indemnification provisions; and (vi) include miscellaneous other terms.

      As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. Included in these requirements is the affirmative duty to file independent audited financial statements as part of a Current Report on Form 8-K, required to be filed with the SEC upon consummation of a merger or acquisition, as well as audited financial statements included in an Annual Report on Form 10-K (or Form 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure compliance with the reporting requirements under federal securities laws, or if the audited financial statements provided do not conform to the representations made by the business to be acquired, we will attempt to negotiate a provision in the definitive closing documents to void the transaction. However, there is no guarantee that we will be successful in including such a provision and, in such case, the continued ability of the post-transaction company to remain a reporting company and publicly trading may be in jeopardy.

COMPETITION

      We are an insignificant participant among the firms which engage in the reverse merger of shell companies into an operating business. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. As a result, we may not be able to find suitable target companies with which to complete a reverse merger transaction.

Results of Operations

YEAR ENDED DECEMBER 31, 2004 AS COMPARED WITH DECEMBER 31, 2003

      The Company generated net income of $134,014 for the year ended December 31, 2004, as compared with a net loss of ($805,553) for the year ended December 31, 2003, an increase of $939,567. This increase is comprised of the reduction of general and administrative expenses of $138,606, the reduction of interest expense of $290,374, and an increase in debt forgiveness income of $510,587. Income tax expense was not recorded for 2004 due to the effects of cumulative net operating loss carryforwards which are available to offset taxable income.

      General and administrative expenses decreased from $303,837 in the year 2003 to $165,231 in the year 2004. This decrease is primarily the result of an approximately $125,000 decrease in rent expense from 2003 to 2004 as a result of the Company's successful termination of its office lease in Fairfax, VA in the first quarter of 2004. Legal fees also declined from 2003 to 2004 due primarily to the decrease in operating activity of the Company following the change in control.

      Interest expense decreased from $503,000 in 2003 to $212,626 in 2004, primarily as a result of the elimination of Company debt in June, 2004 with a principal balance of approximately $4,987,000.

      Debt forgiveness income increased from $1,284 in 2003 to $511,871 in 2004. In the first quarter of 2004, the Company reached an agreement with the landlord of office space in Fairfax, VA. The Company was approximately $372,000 in arrears for rent. In exchange for a cash payment of $1,500, the landlord released the Company from all past and future rental obligations for the office space, resulting in debt forgiveness income of $370,618. In the second quarter of 2004, the Company settled a $100,000 note plus interest totaling $68,753 through the issuance of a replacement convertible note with a face amount of $27,500, resulting in the recording of debt forgiveness income of $141,253.


Liquidity and Capital Resources

      A summary of the Company's operating, investing and financing activities is as follows:

                                                     2004                2003
                                                  ---------           ---------
Cash flows from:
Operating activities                              $ (57,541)          $(184,919)
Investing activities                                     --                  --
Financing activities                                 50,000             206,200

      In 2004, the Company received proceeds of $50,000 for the sale of its common stock. At December 31, 2004, the Company had current assets, in the form of cash, totaling $13,886. Management considers it possible that additional funds may need to be raised, either through loans or via private placements of common stock, to sustain the Company's liquidity in the near term. In January 2005, the Company received a refundable advance of $50,000 which will be used to provide working capital for activities associated with a potential business combination.

Going Concern

        The Company has sustained recurring operating losses, currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Critical Accounting Policies

      Use of Estimates

      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Deferred Taxes

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


ITEM 7.   FINANCIAL STATEMENTS.

      The following financial statements required by this item are filed herewith following the signature page to this report:

                                                                            PAGE
Report of Independent Registered Public Accounting Firm                      F-1
Balance Sheets as of December 31, 2004 and 2003                              F-2
Statements of Operations for the years ended
  December 31, 2004 and 2003                                                 F-3
Statements of Stockholders' Equity (Deficit) for the years ended
  December 31, 2004 and 2003                                                 F-4
Statements of Cash Flows for the years ended December 31, 2004 and 2003      F-5
Notes to Financial Statements                                             F-6-12


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no disagreements with KBA Group LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to KBA Group's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.


ITEM 8A.  CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names, positions and ages of our executive officers and directors. All of our directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors. There is no family relationship between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.


              NAME                      AGE                          POSITION                               TERM
---------------------------------   -------------   --------------------------------------------   -----------------------
Kevin R. Keating (1)                     65         President, Treasurer, Secretary and                    1 Year
                                                    Director


      (1) Mr. Keating became President, Secretary, Treasurer, and a director effective June 22, 2004.


      Mr. Keating, sole Director, President, Secretary and Treasurer of the Company, is an investment executive and for the past nine years has been the Branch Manager of the Vero Beach, Florida, office of Brookstreet Securities Corporation. Brookstreet is a full-service, national network of independent investment professionals. Mr. Keating services the investment needs of private clients with special emphasis on equities. For more than 35 years, he has been engaged in various aspects of the investment brokerage business. Mr. Keating began his Wall Street career with the First Boston Company in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. Since 1982, he has been associated with a variety of firms as a registered representative servicing the needs of individual investors. Mr. Keating is also the manager and sole member of Vero Management, LLC, which has a management agreement with the Company.


Audit Committee and Audit Committee Financial Expert

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

No Code of Ethics

      The Company has not adopted a code of ethics that applies to the Chief Executive Officer and Chief Financial Officer because it has no meaningful operations. The Company does not believe that a formal written code of ethics is necessary at this time.

Conflicts of Interest

      Certain conflicts of interest existed at December 31, 2004 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

      Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned, but there may be times when an acquisition opportunity is given to another entity to the disadvantage of our stockholders and for which there will be no recourse. It is also expected that we will engage Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stcokholder, to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash and/or equity fee.

Board Meetings and Committees

      The Directors and Officers will not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the Company in any other capacity and receiving compensation therefor. No compensation has been paid to the Directors. The Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed.

Section 16(a) Beneficial Ownership Reporting

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that directors, executive officers and persons who own more than 10% of the outstanding common stock of certain reporting companies file initial reports of ownership and reports of changes in ownership in such common stock with the Securities and Exchange Commission ("SEC"). Officers, directors and stockholders who own more than 10% of the outstanding common stock of certain reporting companies are required by the SEC to furnish such companies with copies of all
Section  16(a)  reports  they file.  The Company is not  required to comply with
Section 16(a). Accordingly, stock ownership information contained in this report is based on what is known to the Company.

ITEM 10.  EXECUTIVE COMPENSATION

The following Executive Compensation Chart highlights the compensation for our executive officers. No other executive officers received salary and bonus in excess of $100,000 for the prior three fiscal years.


                                                                                    LONG TERM COMPENSATION
                                                                         -----------------------------------------
                                          ANNUAL COMPENSATION                         AWARDS             PAYOUTS
------------------------------ ----------------------------------------- ---------------------------- ------------ --------------
          NAME                                                                             SECURITIES
           AND                                               OTHER         RESTRICTED      UNDERLYING               ALL OTHER
        PRINCIPAL                                            ANNUAL      STOCK AWARD(S)     OPTIONS/      LTIP     COMPENSATION
        POSITION         YEAR   SALARY ($)  BONUS ($)   COMPENSATION ($)      ($)           SARS (#)    PAYOUTS ($)     ($)
----------------------- ------ ----------- ----------- ----------------- --------------- ------------ ------------ --------------
Kevin R. Keating         2004       $0         $0              $0             N/A              N/A        N/A        $50,000
(Pres., Secr., and
Treas.) (1)
----------------------- ------ ----------- ----------- ----------------- --------------- ------------ ------------ --------------
Patrick J. Haynes (CEO)  2004       $0         $0              $0             N/A              N/A        N/A          N/A
(2)                      2003       $0         $0              $0             N/A              N/A        N/A          N/A
                         2002       $0         $0              $0             N/A              N/A        N/A          N/A
----------------------- ------ ----------- ----------- ----------------- --------------- ------------ ------------ --------------
Thomas C. Ratchford      2004       $0         $0              $0             N/A              N/A        N/A          N/A
(CFO) (3)                2003       $0         $0              $0             N/A              N/A        N/A          N/A
                         2002       $0         $0              $0             N/A              N/A        N/A          N/A
----------------------- ------ ----------- ----------- ----------------- --------------- ------------ ------------ --------------


(1) Mr. Keating became President, Secretary, Treasurer, and a director effective June 22, 2004. On July 27, 2004, the Company issued Mr. Keating 2,000,000 shares of its common stock in consideration for services rendered by him, valued at $50,000.

(2) Mr. Haynes became Chief Executive Officer effective March 15, 2001 and resigned effective June 22, 2004.

(3) Mr. Ratchford became Chief Financial Officer effective October 2000 and resigned effective June 22, 2004.

      There was no other compensation paid to Kevin R. Keating during 2004 in his capacity as an officer or director of the Company. There were no option grants to Kevin R. Keating during the fiscal year ended December 31, 2004, and no options were exercised by Kevin R. Keating during the fiscal year ended December 31, 2004.

      We did not pay any compensation to any director in 2002, 2003 and 2004.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      We have set forth in the following table certain information regarding our common stock beneficially owned on December 31, 2004 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock,
(ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of the Company. At December 31, 2004, 45,524,800 shares of our common stock were outstanding.

------------------------------------------------- ----------------------------------- ------------------------
                      NAME                        NUMBER OF SHARES BENEFICIALLY OWNED     PERCENT OF SHARES
------------------------------------------------- ----------------------------------- ------------------------
Kevin R. Keating                                             2,000,000 (1)                      4.4%
936A Beachland Boulevard, Suite 13
Vero Beach, Florida 32963
------------------------------------------------- ----------------------------------- ------------------------
Keating Reverse Merger Fund, LLC                             34,983,459 (2)                     76.8%
5251 DTC Parkway, Suite 1090
Greenwood Village, Colorado 80111
------------------------------------------------- ----------------------------------- ------------------------
All Executive Officers and Directors as a group                2,000,000                        4.4%
------------------------------------------------- ----------------------------------- ------------------------

(1) Kevin R. Keating is not affiliated with and has no equity interest in Keating Reverse Merger Fund, LLC and disclaims any beneficial interest in the shares of the Company's Common Stock owned by Keating Reverse Merger Fund, LLC.

(2)   Keating  Reverse Merger Fund, LLC is not owned by or affiliated with Kevin
      R. Keating and disclaims any beneficial interest in the shares of the Company's Common Stock owned by Kevin R. Keating.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On June 10, 2004, the Company entered into a contract with Vero for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered.

      Kevin R. Keating, is the father of the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, which is the majority stockholder of the Company. Keating Investments, LLC is also the managing member and 90% owner of Keating Securities, LLC, a registered broker-dealer. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KRM Fund or Keating Securities, LLC and disclaims any beneficial interest in the shares of the Company's Common Stock owned by KRM Fund. Similarly, Keating Investments, LLC, KRM Fund and Keating Securities, LLC disclaim any beneficial interest in the shares of the Company's Common Stock currently owned by Kevin R. Keating.

      The Company has engaged Keating Securities, LLC to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash and/or equity fee.

      Other than the above transactions or otherwise set forth in this report we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, we have not had any transactions with any promoter. We are not a subsidiary of any company.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)   Exhibits.

      The following exhibits are included as part of this report:

      Exhibit
      Number      Title of Document
      -------     --------------------------------------------------------------
      3.1         Articles  of  Incorporation   (incorporated  by  reference  to
                  Exhibit No. 2.1 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

      Exhibit
      Number      Title of Document
      -------     --------------------------------------------------------------
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

      Exhibit
      Number      Title of Document
      -------     --------------------------------------------------------------
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

      Exhibit
      Number      Title of Document
      -------     --------------------------------------------------------------
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

      Exhibit
      Number      Title of Document
      -------     --------------------------------------------------------------
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

      Exhibit
      Number      Title of Document
      -------     --------------------------------------------------------------
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

      Exhibit
      Number      Title of Document
      -------     --------------------------------------------------------------
      10.43       Agreement dated  September 30, 2003,  among  Qorus.com,  Inc.,
                  Avery  Communications,   Inc.,  Thurston  Interests,  LLC  and
                  Customer Care & Technology Holdings, Inc. (incorporated by reference to Exhibit No. 10.43 of the Quarterly Report on Form
                  10-QSB for the quarter ended September 30, 2003, filed by Qorus.com)

      10.44 Securities Purchase Agreement dated June 10, 2004 by and among Keating Reverse Merger Fund, LLC, the Company, Thurston Interests, LLC and certain other stockholders of the Company (filed as Exhibit 99 to the Company's Form 8-K filed on June 16, 2004)

      31          Certification  pursuant to Section  302 of the  Sarbanes-Oxley
                  Act of 2002

      32 Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      * notes a management contract or compensatory plan or arrangement

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the most recent quarter.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)   AUDIT FEES

      The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $23,625 for the fiscal year ended December 31, 2003 and $24,870 for the fiscal year ended December 31, 2004.

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

RE-APPROVAL POLICIES AND PROCEDURES

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

                                        QORUS.COM, INC.



Date: March 14, 2005                    By:  /s/ Kevin R. Keating
                                           -------------------------------------
                                           Kevin R. Keating
                                           President and Chief Executive Officer

      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on March 14, 2005.


          Signatures                    Title
          --------------------          ----------------------------------------

          /s/ Kevin R. Keating          President (Principal Executive Officer),
          --------------------          Treasurer, Secretary (Principal
                                        Financial and Accounting Officer) and
                                        Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM......................F-1

BALANCE SHEETS - As of December 31, 2004 and  2003...........................F-2

STATEMENTS OF OPERATIONS - For the Years Ended
 December 31, 2004 and 2003..................................................F-3

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - For the Years
 Ended December 31, 2004 and 2003............................................F-4

STATEMENTS OF CASH FLOWS - For the Years Ended
 December 31, 2004 and 2003..................................................F-5

NOTES TO FINANCIAL STATEMENTS........................................F-6 to F-14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Qorus.com, Inc.

We have audited the accompanying balance sheets of Qorus.com, Inc. (the "Company") as of December 31, 2004 and 2003 and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Qorus.com, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated no revenues during the last two fiscal years, has no current source of revenues and has incurred losses from operations since inception. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KBA GROUP LLP
-------------------
Dallas, Texas
February 28, 2005

                                 QORUS.COM, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003




                                                              2004            2003
                                                          ------------    ------------

                                     ASSETS
CURRENT ASSET
           Cash                                           $     13,886    $     21,427
                                                          ------------    ------------

TOTAL ASSETS                                              $     13,886    $     21,427
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

           Accounts payable and accrued expenses          $      3,780    $    508,077
           Accrued expenses due to related parties                  --       1,695,284
           Notes payable to related parties                         --       4,786,799
                                                          ------------    ------------
           Total Current Liabilities                             3,780       6,990,160

LONG-TERM LIABILITIES

           Long-term debt to related party                          --         200,000

STOCKHOLDERS' EQUITY (DEFICIT)

           Preferred stock, $0.01 par value, 5,000,000
           shares authorized, no shares issued                      --              --
           Common stock $0.001 par value, 50,000,000
           shares authorized, 48,534,800 and 18,707,405
           shares issued, 45,524,800 and 15,697,405
           outstanding, respectively                            48,535          18,707
           Additional paid-in capital                       16,915,316       9,900,319
           Accumulated deficit                             (16,950,735)    (17,084,749)
           Treasury stock (3,010,000 shares, at cost)           (3,010)         (3,010)
                                                          ------------    ------------
           Total Stockholders' Equity (Deficit)                 10,106      (7,168,733)
                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $     13,886    $     21,427
                                                          ============    ============


   The accompanying notes are an integral part of these financial statements.

                                 QORUS.COM, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003




                                           2004            2003
                                       ------------    ------------

Revenue                                $         --    $         --

Operating expenses:
  General and administrative
    expenses                                165,231         303,837
                                       ------------    ------------
Loss from operations                       (165,231)       (303,837)

Other income (expense):
  Interest expense                         (212,626)       (503,000)
  Forgiveness of debt                       511,871           1,284
                                       ------------    ------------
   Income (loss) before income taxes        134,014        (805,553)
   Income taxes                                  --              --
                                       ------------    ------------
Net income (loss)                      $    134,014    $   (805,553)
                                       ============    ============
Net income (loss) per share
 (basic and diluted)                   $      (0.00)   $      (0.05)
                                       ============    ============
Weighted average shares of
  common stock outstanding
     Basic                               31,132,815      15,912,622
                                       ============    ============
     Diluted                             31,147,815      15,912,622
                                       ============    ============


   The accompanying notes are an integral part of these financial statements.


                                                           QORUS.COM, INC.
                                             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                           FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                                                           TOTAL
                                    COMMON STOCK           ADDITIONAL                                                  STOCKHOLDERS'
                            ---------------------------      PAID-IN     ACCUMULATED      TREASURY        NOTE             EQUITY
                               SHARE          AMOUNT         CAPITAL        DEFICIT         STOCK       RECEIVABLE        (DEFICIT)
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2002    18,982,405   $     18,982   $  9,902,794   $(16,279,196)  $     (3,010)  $     (2,750)   $ (6,363,180)

Cancellation of note
 receivable in return
 for common shares              (275,000)          (275)        (2,475)            --             --          2,750              --

Net loss for the year
 ended December 31, 2003              --             --             --       (805,553)            --             --        (805,553)
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2003    18,707,405         18,707      9,900,319    (17,084,749)        (3,010)            --      (7,168,733)

Assumption of accounts
 payable by related
 party, contributed
 to capital                           --             --        166,437             --             --             --         166,437

Settlement of related
 party notes, and accrued
 interest thereon, treated
 as contribution to capital           --             --      5,238,851             --             --             --       5,238,851

Debt paid directly by
 shareholders, contributed
 to capital                           --             --        210,667             --             --             --         210,667

Promissory notes
 converted to common
 stock                        26,327,395         26,328      1,290,042             --             --             --       1,316,370

Issuance of common
 stock for cash                1,000,000          1,000         49,000             --             --             --          50,000

Issuance of common
 stock for services            2,500,000          2,500         60,000             --             --             --          62,500

Net income for the
 year ended
 December 31, 2004                    --             --             --        134,014             --             --         134,014
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2004    48,534,800   $     48,535   $ 16,915,316   $(16,950,735)  $     (3,010)  $         --    $     10,106
                            ============   ============   ============   ============   ============   ============    ============

                             The accompanying notes are an integral part of this financial statement.

                                 QORUS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                 2004           2003
                                                             -----------    -----------
CASH FLOWS FROM OPERATIONS
Net income (loss)                                            $   134,014    $  (805,553)
Adjustments to reconcile net income (loss) to net
  cash used in operations:
   Stock issued for services                                      62,500             --
   Forgiveness of debt                                          (511,871)            --
   Changes in:
    Accrued expenses and accounts payable                         32,759        120,634
    Accrued expenses to related parties                          225,057        500,000
                                                             -----------    -----------
    Net cash flows used in operating
       activities                                                (57,541)      (184,919)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                          50,000             --
  Loan from related party                                             --          6,200
  Long-term debt proceeds from related party                          --        200,000
                                                             -----------    -----------
Net cash flows from financing activities                          50,000        206,200
                                                             -----------    -----------
Net increase (decrease) in cash                                   (7,541)        21,281

Cash, beginning of year                                           21,427            146
                                                             -----------    -----------
Cash, end of year                                            $    13,886    $    21,427
                                                             ===========    ===========

DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES:

                                                                2004           2003
                                                             -----------    -----------

Interest paid                                                $        --    $        --

Income taxes paid                                                     --             --

Note receivable cancelled for return of common shares                 --          2,750

Related party notes payable and accrued interest settled
  as capital contribution                                      5,238,851             --

Promissory notes converted to common stock                     1,316,370             --

Notes payable and accounts payable assumed by related
  party as capital contribution                                  166,437             --

Notes payable paid by shareholders as capital contribution   $   210,667    $        --

   The accompanying notes are an integral part of these financial statements.

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

      Qorus.com, Inc., a Florida corporation (the "Company"), currently has no operations. Prior to November 2001, the Company provided intelligent message communications services to enterprises in the travel and hospitality sectors. In November 2001, the Company sold substantially all of its assets to Avery Communications, Inc. As a result of the sale of assets to Avery, the Company no longer had any meaningful business assets, operations or sources of revenue.

      On June 22, 2004, the Company consummated the transactions contemplated by the Securities Purchase Agreement (the "Purchase Agreement") dated June 10, 2004, by and among the Company, Keating Reverse Merger Fund, LLC ("KRM Fund"), Thurston Interests, LLC ("Thurston") and certain other shareholders of the Company as discussed in Note 2. The transactions resulted in a change of control of the Company. The Company plans to pursue and negotiate a business combination with an operating company.

GOING CONCERN

      The Company has sustained recurring operating losses, currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

USE OF ESTIMATES

      The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. Actual results may differ significantly from the estimates that were used.

NET INCOME (LOSS) PER SHARE

      Income (Loss) per share of common stock is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income (loss) per share, except that the denominator is increased to include the number of additional common shares that would have outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


STOCK COMPENSATION
      The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based
      Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transactions and Disclosure--an amendment of SFAS No. 123." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price. No stock options were issued during 2004 or 2003.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company has no financial instruments, other than cash.

STATEMENT OF CASH FLOWS

      The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003



NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 will have no impact on the Company's financial statements.

      In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." This Statement references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also states that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The initial application of SFAS No. 152 will have no impact on the Company's financial statements.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

      In  December  2004,  the  Financial   Accounting  Standards  Board  issued
      Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. For the Company, SFAS 123R is effective for periods beginning after December 15, 2005. Early application of SFAS 123R is encouraged, but not required. We plan to adopt SFAS 123R on January 1, 2006 using the modified prospective application method described in the statement. Under the modified prospective application method, we will apply the standard to new awards, and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effective date will be recognized as compensation expense as the requisite service is rendered after the required effective date.

      We are evaluating the impact of adopting SFAS 123R and expect that we will not record substantial non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on our financial condition, results of operations, and cash flows. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted by us in the future.

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 2 - CHANGE OF CONTROL

      On June 22, 2004, the Company consummated the transactions contemplated by the Purchase Agreement dated June 10, 2004, by and among KRM Fund, Thurston, and certain other shareholders of the Company. The transactions resulted in a change of control of the Company. Pursuant to the Purchase Agreement, (i) Thurston and the other stockholders sold 8,856,064 previously issued shares of the Company's common stock to KRM Fund, for a purchase price of $340,000, or approximately $0.0384 per share; and (ii) the Company issued KRM Fund 1,000,000 shares of the Company's common stock for a total purchase price of $50,000, or $0.05 per share. In connection with the Purchase Agreement, KRM Fund and Thurston were issued shares of the Company's common stock upon conversion of certain convertible debt owned by them (see Note 3).

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



NOTE 3 - RESTRUCTURING OF OUTSTANDING DEBT DUE TO RELATED PARTIES

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

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 3 - RESTRUCTURING OF OUTSTANDING DEBT DUE TO RELATED PARTIES (CONTINUED)

      Pursuant to the Purchase Agreement, (i) Thurston sold the First Note to KRM Fund; and (ii) KRM Fund converted the First Note into 24,577,395 shares of the Company's common stock, at conversion price of $0.05 per share. Additionally, Thurston converted the Second Note into 1,200,000 shares of the Company's common stock, at a conversion price of $0.05 per share.

      The Company also settled with an unrelated party a debt in the amount of $100,000, together with accrued interest of $68,753, by the issuance of a $27,500 note, which was convertible, at the election of the holder, into shares of the Company's common stock at $0.05 per share. As a result of this settlement, a gain on extinguishment of debt in the amount of $141,253 was recorded and is included in net income for the year ended December 31, 2004.

      Immediately following the closing of the Purchase Agreement, KRM Fund purchased from an unrelated party a convertible promissory note issued by the Company in the principal amount of $27,500, which was convertible into shares of the Company's common stock at a conversion price of $0.05 per share. KRM Fund converted this note into 550,000 shares of the Company's common stock.

      In the first quarter of 2004, the Company reached an agreement with the landlord of office space in Fairfax, VA. The Company was approximately $372,000 in arrears for rent. In exchange for a cash payment of $1,500, the landlord released the Company from all past and future rental obligations for the vacated office space. As a result of the transaction, the Company recorded a gain on the forgiveness of debt of $370,618 during the year ended December 31, 2004.


NOTE 4 - STOCKHOLDERS' EQUITY

      The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.01 per share. In July 2004, the Company issued: (i) 2,000,000 shares of restricted common stock to Kevin R. Keating, the Company's sole director and officer, for services rendered valued at $50,000, the fair value on the date of issuance, (ii) 500,000 shares of restricted common stock to an outside consultant for services rendered valued at $12,500, the fair value on the date of issuance. There are 45,524,800 shares of Common Stock outstanding at December 31, 2004, with 3,010,000 shares of Common Stock held in treasury. No shares of preferred stock are issued or outstanding.

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 5 - INCOME TAXES

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2004 are substantially composed of the Company's net operating loss carryforwards, for which the Company has recorded a full valuation allowance. In assessing the value of deferred tax assets, management considers the probability that net operating loss carryforwards will be utilized in future years. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

      At December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $9 million, which are available to offset future taxable income, if any, through 2024, subject to limitations upon a change of control under Section 382 of the Internal Revenue Code. The benefit of these net operating loss carryforwards appears uncertain. Accordingly, the net deferred tax asset of $3 million at December 31, 2004 has a 100% valuation allowance against it. The valuation allowance decreased by $46,000 during the year ended December 31, 2004. The effective statutory income tax rate used was 34%.


NOTE 6 - STOCK BASED COMPENSATION
      Effective September 17, 1999, the Board of Directors approved a non-qualified stock option plan for employees and others (the "Plan"). The Company has reserved 2,000,000 shares of common stock for issuance under the Plan. Options granted under the Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not qualify ("Non-qualified Options"). The term of each option and the manner in which it may be exercised are determined by the Company's Board of Directors or the Committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Company's common stock, no more than five years after the date of grant.

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 6 - STOCK BASED COMPENSATION (CONTINUED)

      The following table summarizes the changes in the Company's compensatory options issued under the Plan:

                                                          OPTION PRICE
                                               SHARES       PER SHARE
                                             ----------   -------------
       Outstanding at January 1, 2003         1,222,499   $1.00 - $1.25
       Granted during the period                     --              --
       Exercised                                     --              --
       Cancelled                                     --              --
                                             ----------   -------------

       Outstanding at December 31, 2003       1,222,499   $1.00 - $1.25
       Granted during the period                     --              --
       Exercised                                     --              --
       Cancelled                               (847,000)  $        1.00
                                             ----------   -------------
       Outstanding at December 31, 2004         375,000   $        1.25
                                             ==========   =============

       Exercisable, end of year                 375,000
                                             ==========


      The following table summarizes information about compensatory options outstanding at December 31, 2004 under the Plan:


                   OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
--------------------------------------------------------    -------------------------
                           WEIGHTED AVG.
 RANGE OF                   REMAINING                                    WEIGHTED AVG.
 EXERCISE      NUMBER      CONTRACTUAL     WEIGHTED AVG.      NUMBER      EXERCISABLE
 PRICES     OUTSTANDING        LIFE       EXERCISE PRICE    EXERCISABLE      PRICE
--------    -----------   -------------   --------------    -----------   -----------
$    1.25       375,000     0.2 years     $         1.25        275,000   $      1.25


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

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 6 - STOCK BASED COMPENSATION (CONTINUED)

      The   following   table   summarizes   the   changes   in  the   Company's
non-compensatory options:

                                                           PRICE
                                                SHARES    PER SHARE
                                                ------    ---------
             Outstanding at January 1, 2003     3,200     $    5.00
             Exercised                             --            --
             Cancelled                             --            --
             Granted during the period             --            --
                                                -----     ---------
             Outstanding at December 31, 2003   3,200     $    5.00
             Exercised                             --            --
             Cancelled                             --            --
             Granted during the period             --            --
                                                -----     ---------
             Outstanding at December 31, 2004   3,200     $    5.00
                                                =====     =========

             Exercisable, end of year           3,200
                                                =====

      Additionally, under the terms of financing arrangements, the Company has granted one party the right to purchase up to 20,000 common shares for $0.01 each.


NOTE 7 - RELATED PARTY TRANSACTIONS

      The sole director of the Company, Kevin R. Keating, is the father of the principal stockholder of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, which is the majority shareholder of the Company.

      The Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero is paid $1,000 for each month in which services are rendered. A total of $6,000 is included in general and administrative expenses for the year ended December 31, 2004.

      See discussion in Note 3 in connection with the restructuring and conversion of related party debt and accrued interest during 2004.

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 8 - PENDING ACQUISITION

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

      The Company's completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement and the delivery of financial statements of Taxus and its subsidiaries prepared in accordance with generally accepted accounting principles in the United States of America. Subject to the satisfaction of the above conditions and other customary conditions, the acquisition is presently expected to occur in the near future. However, there can be no assurances that the acquisition will be completed.


NOTE 9 - SUBSEQUENT EVENT

      In connection with the proposed Beijing Taxus transaction disclosed in footnote 7, the Company received $50,000 on January 24, 2005. This amount will be refunded in the event that the transaction is not consummated.

                                  EXHIBIT INDEX


   Exhibit
   Number         Description of Exhibit
   -------        --------------------------------------------------------------
      31          Certification  pursuant to Section  302 of the  Sarbanes-Oxley
                  Act of 2002.

      32 Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.