Form 10QSB
period 2005-03-31
QORUS COM INC
filed 2005-05-13
CIK 1095691

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2005

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

As of May 5, 2005, there were 46,174,800 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):   Yes       No  X .
                                                                 ----     ---

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements


            Balance Sheets as of March 31, 2005 (unaudited) and
            December 31, 2004                                                1


            Statements of Operations for the three months ended March
            31, 2005 and 2004 (unaudited)                                    2


            Statements of Cash Flows for the three months ended March
            31, 2005 and 2004 (unaudited)                                    3

            Notes to Financial Statements (unaudited)                       4-8


      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9-24


      Item 3. Controls and Procedures                                       25


PART II.OTHER INFORMATION

      Item 1. Legal Proceedings                                             26

      Item 2. Changes in Securities and Use of Proceeds                     26

      Item 3. Defaults upon Senior Securities                               26

      Item 4. Submission of Matters to a Vote of Security Holders           26

      Item 5. Other information                                             26

      Item 6. Exhibits and Reports on Form 8-K                             26-27

            Signatures                                                      28

            Certifications
                  Exhibit 31
                  Exhibit 32

Part I - Financial Information

Item 1. Financial Statements

                            QORUS.COM, INC.
                            BALANCE SHEETS


                                                         March 31,     December 31,
                                                           2005            2004
                                                       ------------    ------------
                                                                (Unaudited)
ASSETS

CURRENT ASSET
         Cash                                          $     43,544    $     13,886
                                                       ------------    ------------

TOTAL ASSETS                                           $     43,544    $     13,886
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
         Accounts payable and accrued expenses         $     38,083    $      3,780
         Deposit liability                                   50,000            --
                                                       ------------    ------------

         Total Current Liabilities                           88,083           3,780

STOCKHOLDERS' EQUITY (DEFICIT)
         Preferred stock, $0.01 par value, 5,000,000
         shares authorized, no shares issued                   --              --
         Common stock $0.001 par value, 50,000,000
         shares authorized, 48,534,800 shares issued
         and 45,524,800 outstanding                          48,535          48,535
         Additional paid-in capital                      16,915,316      16,915,316
         Accumulated deficit                            (17,005,380)    (16,950,735)
         Treasury stock (3,010,000 shares, at cost)          (3,010)         (3,010)
                                                       ------------    ------------

         Total Stockholders' Equity (Deficit)               (44,539)         10,106
                                                       ------------    ------------


TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                    $     43,544    $     13,886
                                                       ============    ============


   The accompanying notes are an integral part of these financial statements.

                                 QORUS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         Three Months
                                                        Ended March 31,
                                                   2005                2004
                                               ------------        ------------


Revenue                                        $       --          $       --

Operating expenses:
  General and administrative
    expenses                                         54,783              26,847
                                               ------------        ------------

Loss from operations                                (54,783)            (26,847)

Other income (expense):
  Interest expense                                     --              (127,000)
  Other income                                          138             370,618
                                               ------------        ------------

Net income (loss)                              $    (54,645)       $    216,771
                                               ============        ============


Net income (loss) per share
 (basic and diluted)                           $      (0.00)       $       0.01
                                               ============        ============

Weighted average shares of
  common stock outstanding
     Basic                                       45,524,800          15,697,405
                                               ============        ============

     Diluted                                     45,524,800          15,712,405
                                               ============        ============


    The accompanying notes are an integral part of the financial statements.

                                 QORUS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                               Three Months
                                                              Ended March 31,
                                                            2005         2004
                                                         ---------    ---------

CASH FLOWS FROM OPERATIONS
Net income (loss)                                        $ (54,645)   $ 216,771
Adjustments to reconcile net income (loss) to net
  cash flows from operations:
   Changes in:
    Accrued expenses and accounts payable                   34,303     (361,279)
    Deposit liability                                       50,000         --
    Accrued expenses to related parties                       --        135,750
                                                         ---------    ---------

    Net cash provided by (used in) operating
       activities                                           29,658       (8,758)
                                                         ---------    ---------

Net increase (decrease) in cash                             29,658       (8,758)

Cash, beginning of period                                   13,886       21,427
                                                         ---------    ---------

Cash, end of period                                      $  43,544    $  12,669
                                                         =========    =========

    The accompanying notes are an integral part of the financial statements.

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Qorus.com, Inc. ("the Company") are presented in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

      These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending December 31, 2004 and 2003. Operating results for the three months ending March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

      The  Company   recommends  that  the  accompanying   condensed   financial
      statements for the interim period be read in conjunction with Form 10-KSB for the year ending December 31, 2004.

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

      Net Loss Per Share
      Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded from the computation for the three months ended March 31, 2005, as their effect is anti-dilutive. The dilutive effect of outstanding options is included in the diluted net income per share for the three months ended March 31, 2004.

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION (continued)

      Stock Based Compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price. Under APB 25, if the exercise price of an employee's stock option equals or exceeds the fair market value of the Company's stock on the date of grant, no compensation expense is recognized. Had the Company determined compensation based on the fair value at the grant date for its stock options outstanding under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure and Amendment of FASB Statement No. 123," net income (loss) and net income (loss) per share would not have been different than reported for the three months ended March 31, 2005 and 2004, respectively. There were no options issued during the three months ended March 31, 2005 and 2004, respectively.

NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT)

      The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.01 per share. There were 45,524,800 shares of common stock outstanding at March 31, 2005, and an additional 3,010,000 shares of common stock held in treasury. No shares of preferred stock were issued or outstanding.

      Options to purchase 632,000 shares of common stock at an exercise price of $1.25 per share, consisting of 375,000 compensatory options and 257,000 other options, expired on March 1, 2005 unexercised. Under the terms of financing arrangements, the Company has granted one party the right to purchase up to 20,000 common shares for $0.01 per share which remains outstanding at March 31, 2005. The Company also granted another party non-compensatory options to purchase 3,200 shares of common stock for $5.00 per share which remain outstanding at March 31, 2005.

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

NOTE 3 - INCOME TAXES

      At March 31, 2005, the Company had accumulated net operating loss carryforwards for federal tax purposes of approximately $10 million that are available to offset future taxable income, if any, through 2024. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control as described in Internal Revenue Code
      Section 382. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at March 31, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

      The sole director of the Company, Kevin R. Keating, is the father of the managing member of Keating Investments, LLC. Keating Investments, LLC is the managing member of Keating Reverse Merger Fund, LLC, which is the majority shareholder of the Company.

      The Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero is paid $1,000 for each month in which services are rendered. A total of $3,000 is included in general and administrative expenses for the three month period ended March 31, 2005.

NOTE 5 - LETTER OF INTENT

      On October 31, 2004, the Company entered into a Letter of Intent to acquire Taxus (Cayman) Inc., a company incorporated under the laws of the Cayman Islands ("Taxus"). Taxus owns and operates its business through a Chinese wholly owned foreign enterprise, which has exclusive management and licensing agreements with Beijing Taxus Co. Ltd., a private Chinese enterprise ("Beijing Taxus"). Pursuant to the Letter of Intent, the Company received a deposit of $50,000. In the event the Letter of Intent was terminated by either party, the Company was entitled to retain a portion of the deposit equal to its out-of-pocket expenses related to the proposed transaction and any periodic reporting requirements under applicable securities laws.

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


NOTE 6 - SUBSEQUENT EVENTS

      Termination of Taxus letter of intent

      Effective April 13, 2005, the Company terminated its Letter of Intent with Taxus. The completion of the acquisition had been subject to the negotiation and execution of a definitive acquisition agreement, the delivery of financial statements prepared in accordance with accounting principles generally accepted in the United States of America by Taxus, and the receipt of certain approvals by the appropriate regulatory authorities in the People's Republic of China and other applicable jurisdictions.

      The Company terminated the Letter of Intent effective as of April 13, 2005 due to the failure of Taxus to deliver financial statements prepared in accordance with accounting principles generally accepted in the United States of America and the approvals within 60 days of the date of the Letter of Intent. The Company retained $30,000 of the deposit to cover its transaction and periodic reporting costs and returned the remaining $20,000 to Taxus on April 25, 2005.

      Letter of Intent with Private Brands

      On April 25, 2005, the Company entered into a Letter of Intent to acquire Private Brands, Inc., a California corporation ("Private Brands") from Tarrant Apparel Group, a California corporation ("Tarrant"). Private Brands is a wholly-owned subsidiary of Tarrant. Private Brands is a Los Angeles, California based apparel company focused on acquiring or exclusively licensing rights to brand names. Private Brands designs, markets and sells branded apparel products to large format and specialty retailers. Private Brands has developed a portfolio of brands specialized in casual and well-priced apparel for women, men and children.

      Under the transactions contemplated under the Letter of Intent, the Company will acquire all of the outstanding capital stock in Private Brands. In the exchange, the Company will issue shares of its newly-designated convertible preferred stock ("Preferred Shares") to Tarrant in such amount so that, immediately after giving effect to the acquisition, Tarrant will own in the aggregate 97% of the Company's outstanding shares of common stock on a fully diluted and as-converted basis. At the close of the transaction, it is contemplated that a new board of directors will be designated by Tarrant. The current stockholders of the Company are expected to own 3% of the outstanding common stock after completion of the exchange transaction on a fully diluted and as-converted basis.

The closing of the exchange transaction would be subject to Private Brands' ability to obtain additional financing. The effect of any such financing would dilute the percentage ownership in the Company of both Tarrant and the current stockholders of the Company. Accordingly, if the proposed transaction is completed, the current stockholders of the Company would own less than 3% of the issued and outstanding securities of the Company following the proposed transaction.

The completion of the acquisition is subject to certain conditions to closing, including but not limited to, the negotiation and execution of a definitive acquisition agreement, the delivery of audited financial statements of Private Brands prepared in accordance with generally accepted accounting principles in the United States of America, the approval by each of the Company's, and Private Brands' and Tarrant's board of the acquisition.

The acquisition agreement will provide that the Company take the following corporate actions ("Actions") promptly following the closing of the exchange transaction: (a) change the Company's name to a name selected by Tarrant; and
(b) an increase to the Company's authorized number of shares and a reverse stock split of the Company's common stock, on such terms as mutually agreed to by the parties, to permit the Company to issue the additional shares of its common stock upon the conversion of the Preferred Shares and to allow the Company to have additional shares of authorized and unissued common stock for other corporate purposes. The Preferred Shares will automatically convert without further action of the holder thereof into shares of the Company's common stock upon stockholder approval of the Actions. As a condition of closing of the exchange transaction, Keating Reverse Merger Fund, LLC and Tarrant will enter into a voting agreement under which each of them agree to vote their shares of capital stock of the Company in favor of the Actions following the Closing.

Issuance of common stock

In April 2005, the Company issued a total of 650,000 shares of its common stock to a financial consultant in settlement of accounts payable of $16,250 related to services rendered by the consultant and valued at $0.025 per share which approximated fair value.

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

The words "we," "us" and "our" refer to the Company. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) because we are seeking to merge with an operating business which has not yet been identified, you will be unable to determine whether we will ever become profitable; and (d) other risks that are discussed in this Form
10-QSB or included in our previous filings with the Securities and Exchange Commission.

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

Results of Operations

During the first quarter of 2005, the Company incurred a net loss of $54,645, consisting primarily of general and administrative expenses of $54,783, offset by $138 of miscellaneous revenue. This compares with net income of $216,771 for the first quarter of 2004, which includes debt forgiveness income of $370,618 related to the renegotiation of an office lease obligation. Because the Company has significant net operating loss carryforwards available to offset future taxable income, no provision for income tax was reflected in the financial statements.

Liquidity and Capital Resources

                                                    Three months ended March 31,
                                                      2005               2004
                                                    -------             -------

Operating activities                                $29,658             $(8,758)
Investing activities                                   --                  --
Financing activities                                   --                  --
                                                    -------             -------

Net effect on cash                                  $29,658             $(8,758)
                                                    =======             =======

At March 31, 2005, the Company has an obligation of $50,000 in the form of a refundable deposit from Taxus related to a letter of intent. The letter of intent was terminated by the Company in April 2005, and $20,000 of the deposit was refunded to Taxus. The remaining $30,000 of the deposit was retained by the Company to reimburse it for out-pocket costs related to the transaction and its periodic reporting requirements.

Plan of Operations

Termination of Taxus letter of intent

Effective April 13, 2005, the Company terminated its Letter of Intent with Taxus. The completion of the acquisition had been subject to the negotiation and execution of a definitive acquisition agreement, the delivery of financial statements prepared in accordance with accounting principles generally accepted in the United States of America by Taxus, and the receipt of certain approvals by the appropriate regulatory authorities in the People's Republic of China and other applicable jurisdictions.

The Company terminated the Letter of Intent effective as of April 13, 2005 due to the failure of Taxus to deliver financial statements prepared in accordance with accounting principles generally accepted in the United States of America and the approvals within 60 days of the date of the Letter of Intent. The
Company retained $30,000 of the deposit to cover its transaction and periodic reporting costs and returned the remaining $20,000 to Taxus on April 25, 2005.

Letter of Intent with Private Brands

On April 25, 2005, the Company entered into a Letter of Intent to acquire Private Brands, Inc., a California corporation ("Private Brands") from Tarrant Apparel Group, a California corporation ("Tarrant"). Private Brands is a wholly-owned subsidiary of Tarrant. Private Brands is a Los Angeles, California based apparel company focused on acquiring or exclusively licensing rights to brand names. Private Brands designs, markets and sells branded apparel products to large format and specialty retailers. Private Brands has developed a portfolio of brands specialized in casual and well-priced apparel for women, men and children.

Under the transactions contemplated under the Letter of Intent, the Company will acquire all of the outstanding capital stock in Private Brands. In the exchange, the Company will issue shares of its newly-designated convertible preferred stock ("Preferred Shares") to Tarrant in such amount so that, immediately after giving effect to the acquisition, Tarrant will own in the aggregate 97% of the Company's outstanding shares of common stock on a fully diluted and as-converted basis. At the close of the transaction, it is contemplated that a new board of directors will be designated by Tarrant. The current stockholders of the Company are expected to own 3% of the outstanding common stock after completion of the exchange transaction on a fully diluted and as-converted basis.

The closing of the exchange transaction would be subject to Private Brands' ability to obtain additional financing. The effect of any such financing would dilute the percentage ownership in the Company of both Tarrant and the current stockholders of the Company. Accordingly, if the proposed transaction is completed, the current stockholders of the Company would own less than 3% of the issued and outstanding securities of the Company following the proposed transaction.

The completion of the acquisition is subject to certain conditions to closing, including but not limited to, the negotiation and execution of a definitive acquisition agreement, the delivery of audited financial statements of Private Brands prepared in accordance with generally accepted accounting principles in the United States of America, the approval by each of the Company's, and Private Brands' and Tarrant's board of the acquisition.

The acquisition agreement will provide that the Company take the following corporate actions ("Actions") promptly following the closing of the exchange transaction: (a) change the Company's name to a name selected by Tarrant; and
(b) an increase to the Company's authorized number of shares and a reverse stock split of the Company's common stock, on such terms as mutually agreed to by the parties, to permit the Company to issue the additional shares of its common stock upon the conversion of the Preferred Shares and to allow the Company to have additional shares of authorized and unissued common stock for other corporate purposes. The Preferred Shares will automatically convert without further action of the holder thereof into shares of the Company's common stock upon stockholder approval of the Actions. As a condition of closing of the exchange transaction, Keating Reverse Merger Fund, LLC and TAG will enter into a voting agreement under which each of them agree to vote their shares of capital stock of the Company in favor of the Actions following the Closing.

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

ITEM 3. CONTROLS AND PROCEDURES


The Company had no active business operations during the fiscal quarter ended March 31, 2005. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer/Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            In April 2005, the Company issued a total of 650,000 shares of its common stock to a financial consultant in settlement of accounts payable of $16,250 related to services rendered by the consultant and valued at $0.025 per share.


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

            (b)   Reports on Form 8-K

                  On April 14, 2005, the Company filed its Current Report dated April 13, 2005 on Form 8-K disclosing the termination of its letter of intent with Beijing Taxus Co. Ltd.

                  On April 26, 2005, the Company filed its Current Report dated April 25, 2005 on Form 8-K disclosing the execution of its letter of intent to acquire Private Brands, Inc, from Tarrant Apparel Group.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       QORUS.COM, INC.



Date:  May 12, 2005                    By:  /s/ Kevin R. Keating
                                            ----------------------------------
                                            Principal Executive Officer and
                                            Principal Financial and Accounting
                                            Officer