Form 10QSB
period 2005-06-30
QORUS COM INC
filed 2005-08-11
CIK 1095691

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 2005

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



Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

As of July 31, 2005, there were 46,174,800 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements


        Balance Sheets as of June 30, 2005 (unaudited)
        and December 31, 2004                                              1


        Statements of Operations for the three and
        six months ended June 30, 2005 and 2004
        (unaudited)                                                        2


        Statements of Cash Flows for the six months
        ended June 30, 2005 and 2004 (unaudited)                           3

        Notes to Financial Statements (unaudited)                        4-7


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations             8-21


     Item 3.  Controls and Procedures                                     22


  PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                           23
     Item 2.  Changes in Securities and Use of Proceeds                   23
     Item 3.  Defaults upon Senior Securities                             23
     Item 4.  Submission of Matters to a Vote of Security Holders         23
     Item 5.  Other information                                           23
     Item 6.  Exhibits and Reports on Form 8-K                         23-24

        Signatures                                                        25

        Certifications
              Exhibit 31
              Exhibit 32

Part I - Financial Information

Item 1. Financial Statements

                                 QORUS.COM, INC.
                                 BALANCE SHEETS

                                                     June 30,      December 31,
                                                       2005            2004
                                                   ------------    ------------
                                                   (Unaudited)

ASSETS

CURRENT ASSET
    Cash                                           $     11,108    $     13,886
                                                   ------------    ------------

TOTAL ASSETS                                       $     11,108    $     13,886
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses          $     22,500    $      3,780
                                                   ------------    ------------

    Total Current Liabilities                            22,500           3,780

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $0.01 par value, 5,000,000
     shares authorized, no shares issued                     --              --
    Common stock $0.001 par value, 50,000,000
     shares authorized, 49,184,800 shares issued
     and 46,174,800 outstanding at June 30, 2005
     and 48,534,800 shares issued and 45,524,800
     outstanding at December 31, 2004                    49,185          48,535
    Additional paid-in capital                       16,930,916      16,915,316
    Accumulated deficit                             (16,988,483)    (16,950,735)
    Treasury stock (3,010,000 shares, at cost)           (3,010)         (3,010)
                                                   ------------    ------------

    Total Stockholders' Equity (Deficit)                (11,392)         10,106
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                 $     11,108    $     13,886
                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                                 QORUS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months                     Six Months
                                               Ended June 30,                  Ended June 30,
                                        ----------------------------    ----------------------------
                                            2005            2004            2005            2004
                                        ------------    ------------    ------------    ------------

Revenue                                 $         --    $         --    $         --    $         --

Operating expenses:
  General and administrative expenses         13,103          45,995          67,886          72,842
                                        ------------    ------------    ------------    ------------

Loss from operations                         (13,103)        (45,995)        (67,886)        (72,842)

Other income (expense):
  Interest expense                                --         (85,626)             --        (212,626)
  Forgiveness of debt                             --         141,253              --         511,871
  Gain on settlement of
  deposit liability                           30,000              --          30,000              --
  Other income                                    --              --             138              --
                                        ------------    ------------    ------------    ------------

Net income (loss)                       $     16,897    $      9,632    $    (37,748)   $    226,403
                                        ============    ============    ============    ============


Net income (loss) per share
(basic and diluted)                     $       0.00    $       0.00    $      (0.00)   $       0.01
                                        ============    ============    ============    ============
Weighted average shares of
 common stock outstanding
  Basic                                   46,174,800      18,099,813      45,851,596      16,898,609
                                        ============    ============    ============    ============
  Diluted                                 46,193,770      18,114,813      45,851,596      16,913,609
                                        ============    ============    ============    ============


      The accompanying notes are an integral part of the financial statements.

                                 QORUS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six Months
                                                        Ended June 30,
                                                    ---------------------
                                                      2005         2004
                                                    --------    ---------
CASH FLOWS FROM OPERATIONS
Net income (loss)                                   $(37,748)   $ 226,403
Adjustments to reconcile net income (loss) to net
cash flows from operations:
  Debt forgiveness income                                 --     (511,871)
  Accounts payable and accrued expenses               34,970       28,979
  Accrued expenses to related parties                     --      225,057
                                                    --------    ---------

  Net cash used in operating activities               (2,778)     (31,432)
                                                    --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                  --       50,000
                                                    --------    ---------

Net cash flows from financing activities                  --       50,000
                                                    --------    ---------

Net increase (decrease) in cash                       (2,778)      18,568
                                                    --------    ---------

Cash, beginning of period                             13,886       21,427
                                                    --------    ---------

Cash, end of period                                 $ 11,108    $  39,995
                                                    ========    =========


SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
                                                      2005         2004
                                                    --------    ---------
Accounts payable settled through issuance
of common stock                                     $ 16,250    $      --
                                                    ========    =========

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

   These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending December 31, 2004 and 2003. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

   Net Income(Loss) Per Share
   Basic income(loss) per weighted average common share is computed by dividing the net income(loss) by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded from the computation for the six months ended June 30, 2005, as their effect is anti-dilutive. The dilutive effect of outstanding options is included in the diluted net income per share for the six months ended June 30, 2004 and for the three months ended June 30, 2005 and 2004.

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION (continued)

   Stock Based Compensation
   The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price. Under APB 25, if the exercise price of an employee's stock option equals or exceeds the fair market value of the Company's stock on the date of grant, no compensation expense is recognized. Had the Company determined compensation based on the fair value at the grant date for its stock options outstanding under Statement of Financial Accounting Standards ("SFAS") No. 123,
   "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure and Amendment of FASB Statement No. 123," net income (loss) and net income (loss) per share would not have been different than reported for the three months ended June 30, 2005 and 2004, respectively. There were no options issued during the six months ended June 30, 2005 and 2004.

NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT)

   The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.01 per share. There were 46,174,800 shares of common stock outstanding at June 30, 2005, and an additional 3,010,000 shares of common stock held in treasury. No shares of preferred stock were issued or outstanding.

   Options to purchase 632,000 shares of common stock at an exercise price of $1.25 per share, consisting of 375,000 compensatory options and 257,000 other options, expired on March 1, 2005 unexercised. Under the terms of financing arrangements, the Company has granted one party the right to purchase up to 20,000 common shares for $0.01 per share which remains outstanding at June 30, 2005. The Company also granted another party non-compensatory options to purchase 3,200 shares of common stock for $5.00 per share which remain outstanding at June 30, 2005.

   In April 2005, the Company issued a total of 650,000 shares of its common stock to a financial consultant in settlement of accounts payable of $16,250 related to services rendered by the consultant and valued at $0.025 per share which approximated fair value.

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 3 - INCOME TAXES

   At June 30, 2005, the Company had accumulated net operating loss carryforwards for federal tax purposes of approximately $10 million that are available to offset future taxable income, if any, through 2024. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control as described in Internal Revenue Code Section 382. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at June 30, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

   The sole director of the Company, Kevin R. Keating, is the father of the managing member of Keating Investments, LLC. Keating Investments, LLC is the managing member of Keating Reverse Merger Fund, LLC, which is the majority shareholder of the Company.

   The Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero is paid $1,000 for each month in which services are rendered. A total of $3,000 and $6,000 is included in general and administrative expenses for the three and six months ended June 30, 2005, respectively.

NOTE 5 - TERMINATION OF LETTERS OF INTENT

   Effective April 13, 2005, the Company terminated its Letter of Intent with Taxus (Cayman) Inc. ("Taxus"). The completion of the acquisition had been subject to the negotiation and execution of a definitive acquisition agreement, the delivery of financial statements prepared in accordance with accounting principles generally accepted in the United States of America by Taxus, and the receipt of certain approvals by the appropriate regulatory authorities in the People's Republic of China and other applicable jurisdictions.

   The Company terminated the Letter of Intent effective as of April 13, 2005 due to the failure of Taxus to deliver financial statements prepared in accordance with accounting principles generally accepted in the United States of America and the approvals within 60 days of the date of the Letter of Intent. The Company retained $30,000 of the deposit to cover its transaction and periodic reporting costs and returned the remaining $20,000 to Taxus on April 25, 2005. The retained portion of the deposit is included in other income as a gain on settlement of deposit liability for the three and six months ended June 30, 2005.

   Effective June 16, 2005, the Company, Private Brands, Inc., a California corporation ("Private Brands"), and Tarrant Apparel Group, a California corporation ("Tarrant") mutually agreed to terminate the Letter of Intent previously entered into by the parties on April 25, 2005. Under the letter of Intent, the Company was to acquire Private Brands from Tarrant in exchange for the Company's convertible preferred stock in such amount so that, immediately after giving effect to the acquisition, Tarrant would have owned in the aggregate 97% of the Company's issued and outstanding shares of common stock on a fully diluted and as-converted basis. The completion of the acquisition had been subject to the negotiation and execution of a definitive acquisition agreement, the delivery of U.S. GAAP financial statements by Private Brands, and the completion of certain financing by Private Brands.

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

Results of Operations

During the second quarter of 2005, the Company generated net income of $16,897, consisting primarily of gain on settlement of deposit liability of $30,000, offset by $13,103 of general and administrative expenses. The gain on settlement of deposit liability of $30,000 results from the cancellation of the letter of intent to acquire Taxus (Cayman) Inc., a company incorporated under the laws of the Cayman Islands ("Taxus") due to the failure of Taxus to deliver financial statements in accordance with U.S. GAAP and the approvals within 60 days of the date of the Letter of Intent. The Company retained $30,000 of the deposit to cover its transaction and periodic reporting costs. This compares with net income of $9,632 for the second quarter of 2004, which includes debt forgiveness income of $141,253 related to the renegotiation of an office lease obligation. Because the Company has significant net operating loss carryforwards available to offset future taxable income, no provision for income taxes was reflected in the financial statements.

Liquidity and Capital Resources

                               Six months ended June 30,
                                  2005           2004
                                -------       --------
      Operating activities      $(2,778)      $(31,432)
      Investing activities           --             --
      Financing activities           --         50,000
                                -------       --------

      Net effect on cash        $(2,778)      $ 18,568
                                =======       ========


In April 2005, the Company issued a total of 650,000 shares of its common stock to a financial consultant in settlement of accounts payable of $16,250 related to services rendered by the consultant and valued at $0.025 per share which approximated fair value.

Plan of Operations

Termination of letter of intent

Effective June 16, 2005, the Company, Private Brands, Inc., a California corporation ("Private Brands"), and Tarrant Apparel Group, a California
corporation ("Tarrant") mutually agreed to terminate the Letter of Intent previously entered into by the parties on April 25, 2005. Under the letter of Intent, the Company was to acquire Private Brands from Tarrant in exchange for the Company's convertible preferred stock in such amount so that, immediately after giving effect to the acquisition, Tarrant would have owned in the aggregate 97% of the Company's issued and outstanding shares of common stock on a fully diluted and as-converted basis. The completion of the acquisition had been subject to the negotiation and execution of a definitive acquisition agreement, the delivery of U.S. GAAP financial statements by Private Brands, and the completion of certain financing by Private Brands.

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

ITEM 3. CONTROLS AND PROCEDURES


The Company had minimal business operations during the fiscal quarter ended June 30, 2005. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer/Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

             On June 16, 2005, the Company filed its Current Report dated June 16, 2005 on Form 8-K disclosing the termination of its letter of intent with Private Brands, Inc. and Tarrant Apparel Group.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QORUS.COM, INC.



Date:  August 11, 2005                    By: /s/ Kevin R. Keating
                                             -----------------------------------
                                          Principal Executive Officer and
                                          Principal Financial and Accounting
                                          Officer