Form 10QSB
period 2005-09-30
QORUS COM INC
filed 2005-11-14
CIK 1095691

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2005

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



Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No __.

As of November 4, 2005, there were 46,174,800 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes __  No X.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Balance Sheets as of September 30, 2005 (unaudited)
                and December 31, 2004                                    1

                Statements of Operations for the three and
                nine months ended September 30, 2005 and 2004
                (unaudited)                                              2

                Statements of Cash Flows for the nine months
                ended September 30, 2005 and 2004 (unaudited)            3

                Notes to Financial Statements (unaudited)               4-6

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations           7-23

       Item 3.  Controls and Procedures                                 24

   PART II.OTHER INFORMATION

       Item 1.  Legal Proceedings                                       25
       Item 2.  Changes in Securities and Use of Proceeds               25
       Item 3.  Defaults upon Senior Securities                         25
       Item 4.  Submission of Matters to a Vote of Security Holders     25
       Item 5.  Other information                                       25
       Item 6.  Exhibits and Reports on Form 8-K                       25-26

       Signatures                                                       27

       Certifications
                Exhibit 31
                Exhibit 32

Part I - Financial Information

Item 1.  Financial Statements

                                 QORUS.COM, INC.
                                 BALANCE SHEETS


                                                                                    September 30,     December 31,
                                                                                        2005              2004
                                                                                    ------------      ------------
                                                                                    (Unaudited)
ASSETS
CURRENT ASSETS
     Cash$                                                                                 1,783      $     13,886
                                                                                    ------------      ------------
TOTAL ASSETS                                                                        $      1,783      $     13,886
                                                                                    ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)

                              CURRENT LIABILITIES
     Accounts payable and accrued expenses                                          $     26,660      $      3,780
                                                                                    ------------      ------------

         Total Current Liabilities                                                        26,660             3,780

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $0.01 par value, 5,000,000 shares
         authorized, no shares issued                                                       --                --
     Common stock, $0.001 par value, 50,000,000
         shares authorized, 49,184,800 shares issued and 46,174,800 outstanding at September 30, 2005 and 48,534,800 shares issued and 45,524,800
         outstanding at December 31, 2004                                                 49,185            48,535
     Additional paid-in capital                                                       16,930,916        16,915,316
     Accumulated deficit                                                             (17,001,968)     $(16,950,735)
     Treasury stock (3,010,000 shares, at cost)                                           (3,010)           (3,010)
                                                                                    ------------      ------------

         Total Stockholders' Equity (Deficit)                                            (24,877)           10,106
                                                                                    ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                                                               $      1,783      $     13,886
                                                                                    ============      ============


   The accompanying notes are an integral part of these financial statements.

                                 QORUS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Three Months Ended                  Nine Months Ended
                                                September 30,                       September 30,
                                       ------------------------------      ------------------------------
                                           2005              2004              2005             2004
                                       ------------      ------------      ------------      ------------
Revenue                                $       --        $       --        $       --        $       --

Operating expenses:
     General and administrative
         expenses                            13,485            78,236            81,371           151,078
                                       ------------      ------------      ------------      ------------
Loss from operations                        (13,485)          (78,236)          (81,371)         (151,078)

Other income (expense):
     Interest expense                          --                --                --            (212,626)
     Forgiveness of debt                       --                --                --             511,871
     Gain on settlement of deposit
         liability                             --                --              30,000              --
     Other income                              --                --                 138              --
                                       ------------      ------------      ------------      ------------
Net income (loss)                      $    (13,485)     $    (78,236)     $    (51,233)     $    148,167
                                       ============      ============      ============      ============
Net income (loss) per share
     (basic and diluted)               $      (0.00)     $      (0.00)     $      (0.00)     $       0.01
                                       ============      ============      ============      ============
Weighted average shares of
     common stock outstanding
         Basic                           46,174,800        44,899,800        45,960,514        26,300,469
                                       ============      ============      ============      ============

         Diluted                         46,174,800        44,899,800        45,960,514        26,315,469
                                       ============      ============      ============      ============


    The accompanying notes are an integral part of the financial statements.

                                 QORUS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Nine Months Ended
                                                                 September 30,
                                                              2005           2004
                                                           ---------      ---------
CASH FLOWS FROM OPERATIONS
     Net income (loss)                                     $ (51,233)     $ 148,167
     Adjustments to reconcile net income (loss)
         to net cash flows from operations:
              Stock issued for services                         --           62,500
              Debt forgiveness income                           --         (511,871)
     Changes in:
         Accounts payable and accrued expenses                39,130         33,391
         Accrued expenses to related parties                    --          225,057
                                                           ---------      ---------

              Net cash used in operating activities          (12,103)       (42,756)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                     --           50,000

              Net cash flows from financing activities          --           50,000
                                                           ---------      ---------

Net increase (decrease) in cash                              (12,103)         7,244
                                                           ---------      ---------

Cash, beginning of period                                     13,886         21,427
                                                           ---------      ---------

Cash, end of period                                        $   1,783      $  28,671
                                                           =========      =========

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
     Accounts payable settled through issuance of
         common stock                                      $  16,250      $    --
                                                           =========      =========

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)



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

     These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending December 31, 2004 and 2003. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

     Net income(loss) per share
     Basic income(loss) per weighted average common share is computed by dividing the net income(loss) by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded from the computation for the nine months ended September 30, 2005, and for the three months ended September 30, 2005 and 2004, as their effect is anti-dilutive. The dilutive effect of outstanding options is included in the diluted net income per share for the nine months ended September 30, 2004.

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION (continued)

     Stock based compensation
     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price. Under APB 25, if the exercise price of an employee's stock option equals or exceeds the fair market value of the Company's stock on the date of grant, no compensation expense is recognized. Had the Company determined compensation based on the fair value at the grant date for its stock options outstanding under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure and Amendment of FASB Statement No. 123," net income (loss) and net income (loss) per share would not have been different than reported for the three months ended September 30, 2005 and 2004, respectively. There were no options issued during the nine months ended September 30, 2005 and 2004.

NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT)

     The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.01 per share. There were 46,174,800 shares of common stock outstanding at September 30, 2005, and an additional 3,010,000 shares of common stock held in treasury. No shares of preferred stock were issued or outstanding.

     Options to purchase 632,000 shares of common stock at an exercise price of $1.25 per share, consisting of 375,000 compensatory options and 257,000 other options, expired on March 1, 2005 unexercised. Under the terms of financing arrangements, the Company has granted one party the right to purchase up to 20,000 common shares for $0.01 per share which remains outstanding at September 30, 2005. The Company also granted another party non-compensatory options to purchase 3,200 shares of common stock for $5.00 per share which remain outstanding at September 30, 2005.

     In April 2005, the Company issued a total of 650,000 shares of its common stock to a financial consultant in settlement of accounts payable of $16,250 related to services rendered by the consultant and valued at $0.025 per share which approximated fair value.

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)



NOTE 3 - INCOME TAXES

     At September 30, 2005, the Company had accumulated net operating loss carryforwards for federal tax purposes of approximately $10 million that are available to offset future taxable income, if any, through 2024. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control as described in Internal Revenue Code Section 382. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at September 30, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

     The sole director of the Company, Kevin R. Keating, is the father of the managing member of Keating Investments, LLC. Keating Investments, LLC is the managing member of Keating Reverse Merger Fund, LLC, which is the majority shareholder of the Company.

     The Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero is paid $1,000 for each month in which services are rendered. A total of $3,000 and $9,000 is included in general and administrative expenses for the three and nine months ended September 30, 2005, respectively.

NOTE 5 - TERMINATION OF AN EXCHANGE AGREEMENT

     Effective September 21, 2005, the Company terminated an Exchange Agreement (the "Agreement") dated as of August 11, 2005, by and among the Company, Keating Reverse Merger Fund, LLC, a Delaware limited liability company ("KRM Fund"), Elwin Group Limited, an International Business Company incorporated in the British Virgin Islands ("Elwin"), and each of the Members of Elwin. The Company terminated the Agreement due to the failure of the transactions contemplated thereunder to have been consummated by September 15, 2005.

     The Agreement does not provide for the payment of any termination penalties or fees as a result of the termination.

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

Company Background and Change in Control (continued)

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

Company Background and Change in Control (continued)

The Company plans to pursue and negotiate a business combination or other strategic transaction. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans in dependent on future events, there can be no assurance that future profitable operations will occur as planned.

Results of Operations

During the third quarter of 2005, the Company incurred net loss of $13,485, consisting primarily of general and administrative expenses. This compares with net loss of $78,236 for the third quarter of 2004. In quarter ended September 30, 2004, the Company issued 2,500,000 shares for compensation for services valued at $0.025 per share, the fair value on the date of issuance.

The Company's net loss for the first nine months of 2005 was $51,233. Net income for the corresponding period of the previous year totaled $148,167 related primarily to income arising from the forgiveness of debt. Because the Company has significant net operating loss carryforwards available to offset future taxable income, no provision for income taxes was reflected in the financial statements.

Liquidity and Capital Resources

                            Nine months ended
                              September 30,
                           2005          2004
                         --------      --------

Operating activities     $(12,103)     $(42,756)
Investing activities         --            --
Financing activities         --          50,000
                         --------      --------

Net effect on cash       $(12,103)     $  7,244
                         ========      ========

In April 2005, the Company issued a total of 650,000 shares of its common stock to a financial consultant in settlement of accounts payable of $16,250 related to services rendered by the consultant and valued at $0.025 per share which approximated fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Plan of Operations

Termination of an exchange agreement

Effective September 21, 2005, the Company terminated the Exchange Agreement (the "Agreement") dated as of August 11, 2005, by and among the Company, Keating Reverse Merger Fund, LLC, a Delaware limited liability company ("KRM Fund"), Elwin Group Limited, an International Business Company incorporated in the British Virgin Islands ("Elwin"), and each of the Members of Elwin. The Company terminated the Agreement due to the failure of the transactions contemplated thereunder to have been consummated by September 15, 2005.

Under the terms of the Agreement, at the closing, the Company was to have acquired all of the outstanding capital stock and ownership interests of Elwin from the Elwin Members and, in exchange, the Company was to have issued to the Elwin Members shares of Series A Convertible Preferred Stock, which would have represented 91% of the outstanding shares of the Company's common stock immediately following the exchange transaction, on a fully diluted and as-converted basis.

The Agreement does not provide for the payment of any termination penalties or fees as a result of the termination.

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

Plan of Operations (continued)

Risk Factors (continued)

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

Plan of Operations (continued)

Risk Factors (continued)

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

Plan of Operations (continued)

Risk Factors (continued)

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

Plan of Operations (continued)

Risk Factors (continued)

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

Plan of Operations (continued)

Risk Factors (continued)

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

Plan of Operations (continued)

Risk Factors (continued)

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

Plan of Operations (continued)

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

Plan of Operations (continued)

General Business Plan

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

Plan of Operations (continued)

General Business Plan (continued)

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

Plan of Operations (continued)

Acquisition Opportunities (continued)

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

Plan of Operations (continued)

Acquisition Opportunities (continued)

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

Plan of Operations (continued)

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

ITEM 3. CONTROLS AND PROCEDURES

The Company had minimal business operations during the fiscal quarter ended September 30, 2005. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer/Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

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

          (b)   Reports on Form 8-K

                On August 18, 2005, the Company filed its Current Report dated August 11, 2005 on Form 8-K disclosing the entry into an exchange agreement with Elwin Group Limited.

                On September 22, 2005, the Company filed its Current Report dated September 21, 2005 on Form 8-K disclosing the termination of the exchange agreement dated as of August 11, 2005.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     QORUS.COM, INC.



Date:  November 11, 2005             By:  /s/ Kevin R. Keating
                                          ---------------------------------
                                          Principal Executive Officer and
                                          Principal Financial and Accounting
                                          Officer