Form 10KSB
period 2005-12-31
QORUS COM INC
filed 2006-03-23
CIK 1095691

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________

                         Commission File Number: 0-27551

                                 QORUS.COM, INC.
        (Exact name of small business issuer as specified in its charter)

           Florida                                   65-0358792
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification No.)


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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
YES____    NO   X

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES X NO ___

Issuer's revenues for its most recent fiscal year:    $0

As of March 8, 2005, 46,174,800 shares of the registrant's Common Stock were outstanding. The aggregate market value of the voting common equity held by non-affiliates (based on the closing bid price of such stock as reported on March 8, 2005 by the NASD Over-the-Counter Bulletin Board) was approximately $2,022,095.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

           Transitional Small Business Disclosure Format (Check One):
                                  Yes ___ No X

                                TABLE OF CONTENTS

Item Number and Caption
Page

PART I


Item 1.    Description of Business.............................................1

Item 2.    Description of Properties...........................................6

Item 3.    Legal Proceedings...................................................6

Item 4.    Submission of Matters to a Vote of Security Holders.................6


PART II

Item 5.    Market for Common Equity and Related Stockholder Matters............6

Item 6.    Management's Discussion and Analysis or Plan of Operations..........8

Item 7.    Financial Statements...............................................12

Item 8.    Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure...........................................12

Item 8A.   Controls and Procedures............................................13


PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act..............13

Item 10.   Executive Compensation.............................................16

Item 11.   Security Ownership of Certain Beneficial Owners and Management.....16

Item 12.   Certain Relationships and Related Transactions.....................17

Item 13.   Exhibits and Reports on Form 8-K...................................18

Item 14.   Principal Accountant Fees and Services.............................24

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

     During 2004, we issued 2,500,000 shares for compensation for services valued at $0.025 per share, the fair value on the date of issuance.

     On October 31, 2004, we entered into a Letter of Intent to acquire Taxus (Cayman) Inc., a company incorporated under the laws of the Cayman Islands ("Taxus"). Taxus owns and operates its business through a Chinese wholly owned foreign enterprise, which has exclusive management and licensing agreements with Beijing Taxus Co. Ltd., a private Chinese enterprise ("Beijing Taxus"). Beijing Taxus was established in 2000 and is currently headquartered in Beijing, China. Beijing Taxus is a bio-tech company specializing in the research, breeding and extraction of Taxus plants, also known as yew trees. Effective April 13, 2005, we terminated this Letter of Intent due to the failure of Taxus to deliver U.S. GAAP financial statements and the appropriate PRC regulatory approvals within 60 days of the date of the Letter of Intent.

     On April 25, 2005, we entered into a Letter of Intent to acquire Private Brands, Inc., a California corporation ("Private Brands") from Tarrant Apparel Group, a California corporation ("Tarrant"). Private Brands is a wholly-owned subsidiary of Tarrant. Private Brands is a Los Angeles, California based apparel company focused on acquiring or exclusively licensing rights to brand names. Effective June 16, 2005, the parties mutually agreed to terminate this Letter of Intent.

     During 2005, we issued 650,000 shares for compensation for services valued at $0.025 per share, the fair value on the date of issuance

     Effective August 11, 2005, we entered into an Exchange Agreement with Elwin Group Limited, an International Business Company incorporated in the British Virgin Islands ("Elwin"), each of the equity owners of Elwin (the "Elwin Members"), and Keating Reverse Merger Fund, LLC ("KRM Fund"). Elwin through its affiliates and controlled entities is a producer of primary aluminum ingots. Effective September 21, 2005, we terminated the Exchange Agreement due to the failure of the transactions contemplated thereunder to have been consummated by September 15, 2005.

     On December 15, 2005, we entered into an agreement and plan of merger with EcoTechnology, Inc., a Delaware corporation ("EcoTech") and Qorus Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of Qorus ("Merger Sub"). EcoTech is in the business of designing, building, owning and operating industrial plants that deploy a state-of-the-art, proprietary thermal drying and gasification process to reduce human waste (commonly referred to in the industry as "sludge" or "biosolids") into dry bio-ash that is beneficially reused in mulch, fertilizer, and building products. Effective February 8, 2006, we terminated this Merger Agreement due to the failure of the transactions contemplated thereunder to have been consummated by January 31, 2006.

     Effective February 23, 2006, we entered into an Exchange Agreement with Shiming (Cayman) Co., Ltd., ("Shiming"), an Exempted Company incorporated in the Cayman Islands with limited liability, each of the equity owners of Shiming (the "Shiming Shareholders"), and KRM Fund. Shiming through its affiliates and controlled entities were engaged in the research and development, product design, marketing and product support of mainly high speed broadband server hardware and multimedia software. Effective March 15, 2006, we terminated this Exchange Agreement.

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

         17. Dilutive Effects of Issuing Additional Common Stock. In any reverse merger transaction, for tax reasons and management reasons, the owners of the target company will be issued a large number of shares of common stock which will dilute the ownership interest of our current stockholders. In addition, at the time of the reverse merger, it will be likely that there will be additional authorized but unissued shares that may be later issued by the then new management for any purpose without the consent or vote of the stockholders. The acquisition issuance and additional issuances that may occur will dilute the interests of our stockholders after any reverse merger transaction.

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

ITEM 2.  DESCRIPTION OF PROPERTIES.

     From June 22, 2004, we have operated from the offices of Vero. We have a management agreement with Vero under which Vero provides us with managerial and administrative services in exchange for $1,000 per month.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of our stockholders during the fiscal year ended December 31, 2005.

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

                         2005                 High         Low
                         ----                 ----         ---
                First Quarter                $0.040       $0.030
                Second Quarter               $1.450       $0.020
                Third Quarter                $0.160       $0.080
                Fourth Quarter               $0.500       $0.090




                         2004                 High         Low
                         ----                 ----         ---
                First Quarter                $0.050       $0.020
                Second Quarter               $0.050       $0.020
                Third Quarter                $0.040       $0.015
                Fourth Quarter               $0.080       $0.025


     As of December 31, 2005, we had 46,174,800 shares of our common stock outstanding. There were 136 holders of record of our common stock at December 31, 2005. Our transfer agent is Florida Atlantic Stock Transfer, Inc., Tamarac, FL.

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

     Effective June 22, 2004, Thurston Interests, LLC and the other stockholders sold 8,856,064 previously issued shares of the Company's common stock to KRM Fund, for a purchase price of $340,000, or approximately $0.0384 per share. The Company also issued KRM Fund 1,000,000 shares of the Company's common stock for a total purchase price of $50,000, or $0.05 per share, which shares have piggy back registration rights. KRM Fund also converted a promissory note in the principal amount of $1,228,870, which it acquired from Thurston Interests for $10,000, into 24,577,395 shares of the Company's common stock. KRM Fund also converted a promissory note in the amount of $27,500, which it acquired from a third party, into 550,000 shares of the Company's common stock. Thurston Interests, LLC also converted a promissory note in the principal amount of $60,000 into 1,200,000 shares of the Company's common stock.

     During 2004, the Company issued: (i) 2,000,000 shares of restricted common stock to Kevin R. Keating, the Company's sole director and officer, for services rendered valued at $50,000, the fair value on the date of issuance, and (ii) 500,000 shares of restricted common stock to an outside consultant for services rendered valued at $12,500, the fair value on the date of issuance. During 2005, the Company issued 650,000 shares of restricted common stock to an outside consultant for services rendered valued at $16,250, the fair value on the date of issuance. The foregoing shares issued as compensation for services rendered have piggyback registration rights.

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

Results of Operations

Year ended December 31, 2005 as compared with December 31, 2004

     The Company generated a net loss of $60,509 for the year ended December 31, 2005, as compared to net income of $134,014 for the year ended December 31, 2004. Income tax expense was not recorded for 2005 or 2004 due to the effects of cumulative net operating loss carryforwards which are available to offset taxable income.

     General and administrative expenses decreased from $165,231 in the year 2004 to $90,647 for the year 2005. This decrease is primarily the result of an approximate $79,000 decrease in professional fees incurred during year 2005 as compared to the year 2004.

     Interest expense decreased from $212,626 in 2004 to $0 in 2005, primarily as a result of the elimination of Company debt in June 2004 with a principal balance of approximately $4,987,000.

     The net income for the year 2004 includes debt forgiveness income of $511,871. The Company was approximately $372,000 in arrears for rent. In exchange for a cash payment of $1,500, the landlord released the Company from all past and future rental obligations for the office space, resulting in debt forgiveness income of $370,618. In the second quarter of 2004, the Company settled a $100,000 note plus interest totaling $68,753 through the issuance of a replacement convertible note with a face amount of $27,500, resulting in the recording of debt forgiveness income of $141,253.

     In January 2005, the Company recorded a gain on the settlement of a deposit liability of $30,000, which the Company was entitled to retain in connection with a business combination that was terminated.

Liquidity and Capital Resources

     A summary of the Company's operating and financing activities is as follows:

                                        2005             2004

     Cash flows from:
        Operating activities        $  (13,354)        $ (57,541)
        Financing activities                 -            50,000

     In 2004, the Company received proceeds of $50,000 for the sale of its common stock. In January 2005, the Company recorded a gain on the settlement of a deposit liability of $30,000, which the Company was entitled to retain in connection with a business combination that was terminated.

     At December 31, 2005, the Company had current assets, in the form of cash, totaling $532. Management considers it probable that additional funds may need to be raised, either through loans or via private placements of common stock, to sustain the Company's liquidity in the near term.

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

ITEM 7.  FINANCIAL STATEMENTS.

     The following financial statements required by this item are filed herewith following the signature page to this report:

                                                                                                    Page
    Report of Independent Registered Public Accounting Firm                                          F-1
    Balance Sheets as of December 31, 2005 and 2004                                                  F-2
    Statements of Operations for the years ended December 31, 2005 and 2004                          F-3
    Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2005 and 2004      F-4
    Statements of Cash Flows for the years ended December 31, 2005 and 2004                          F-5
    Notes to Financial Statements                                                                  F-6-11

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no disagreements with KBA Group LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to KBA Group LLP's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

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

                  Name                  Age                     Position                          Term
      -----------------------------  -----------  --------------------------------------   -------------------
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

Audit Committee and Audit Committee Financial Expert

     Our board of directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors. Our board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Our board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

     o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     o Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

     o     Compliance with applicable governmental laws, rules and regulations;

     o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

     o     Accountability for adherence to the code.

     Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions.

Board Meetings; Nominating and Compensation Committees

     Our directors and officers will not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. We have no employment contracts currently in place. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated fixed compensation as director. No such payment shall preclude any director from serving us in any other capacity and receiving compensation therefor. No compensation has been paid to our directors for attendance at any meetings during the last fiscal year.

     The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee. The Company does not currently have a compensation committee. Our Board of Directors is currently comprised of only one member, Kevin R. Keating, who is also our sole officer acting as President, Secretary and Treasurer. We have no employees, and any compensation for our directors and officers must be approved by our Board of Directors.

     The Company neither has a nominating committee for persons to be proposed as directors for election to the Board of Directors nor a formal method of communicating nominees from shareholders. The Company does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under Colorado law and the federal proxy rules. Currently, the entire Board of Directors decides on nominees, on the recommendation of one or more members of the Board of Directors. None of the members of the Board of Directors are "independent." The Board of Directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to any of the Board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, our Board of Directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and money management.

     Because the management and directors of the Company are the same person, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the Boards' attention by virtue of the co-extensive capacities served by Kevin R. Keating.

Conflicts of Interest

     Certain conflicts of interest existed at December 31, 2005 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

     As a result of our plan of operations to pursue a business combination with an operating company, it is also expected that we will engage Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of KRM Fund, our controlling stockholder, to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash and/or equity fee. Kevin R. Keating, our sole officer and director, is the father of Timothy J. Keating, the Managing Member of KRM Fund. Kevin R. Keating has no ownership interest in KRM Fund and exercises no control over KRM Fund. Timothy J. Keating is the majority member of Keating Investments, LLC, the managing member of KRM Fund.

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




                                                                               Long Term Compensation
                                                                        --------------------------------------
                                         Annual Compensation                     Awards             Payouts
---------------------- ------- ------------ --------- ----------------- ------------ ------------- ----------- -----------------
                                                                                      Securities
        Name                                               Other        Restricted    Underlying
         and                                               Annual          Stock       Options/       LTIP        All Other
      Principal                             Bonus       Compensation     Award(s)    SARs (#) (2)  Payouts       Compensation
      Position          Year   Salary ($)     ($)           ($)             ($)                       ($)            ($)
---------------------- ------- ------------ --------- ----------------- ------------ ------------- ----------- -----------------
Kevin R. Keating        2005       $0          $0            $0             N/A          N/A          N/A            N/A
(Pres., Secr., and
Treas.) (1)             2004       $0          $0            $0             N/A          N/A          N/A          $50,000

---------------------- ------- ------------ --------- ----------------- ------------ ------------- ----------- -----------------
Patrick J. Haynes       2005       $0          $0            $0             N/A          N/A          N/A            N/A
(CEO) (2)
                        2004       $0          $0            $0             N/A          N/A          N/A            N/A

                        2003       $0          $0            $0             N/A          N/A          N/A            N/A
---------------------- ------- ------------ --------- ----------------- ------------ ------------- ----------- -----------------
Thomas C. Ratchford     2005       $0          $0            $0             N/A          N/A          N/A            N/A
(CFO) (3)
                        2004       $0          $0            $0             N/A          N/A          N/A            N/A

                        2003       $0          $0            $0             N/A          N/A          N/A            N/A
---------------------- ------- ------------ --------- ----------------- ------------ ------------- ----------- -----------------

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

     (2) Mr. Haynes became Chief Executive Officer effective March 15, 2001 and resigned effective June 22, 2004.

     (3) Mr. Ratchford became Chief Financial Officer effective October 2000 and resigned effective June 22, 2004.

     There was no compensation paid to Kevin R. Keating during 2005 in his capacity as an officer or director of the Company. There were no option grants to Kevin R. Keating during the fiscal year ended December 31, 2005, and no options were exercised by Kevin R. Keating during the fiscal year ended December 31, 2005.

     We did not pay any compensation to any director in 2003 and 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     We have set forth in the following table certain information regarding our common stock beneficially owned on December 31, 2005 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock,
(ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of the Company. At December 31, 2005, 46,174,800 shares of our common stock were outstanding.

------------------------------------------ ------------------------------------ --------------------------------------
                  Name                     Number of Shares Beneficially Owned            Percent of Shares
                  ----                                                   -----            -----------------
------------------------------------------ ------------------------------------ --------------------------------------
Kevin R. Keating                                      2,000,000 (1)                              4.3%
936A Beachland Boulevard, Suite 13
Vero Beach, Florida 32963
------------------------------------------ ------------------------------------ --------------------------------------
Keating Reverse Merger Fund, LLC                     34,983,459 (2)                             75.8%
c/o Timothy J. Keating, Manager
5251 DTC Parkway, Suite 1090
Greenwood Village, Colorado 80111
------------------------------------------ ------------------------------------ --------------------------------------
All  Executive  Officers and Directors as             2,000,000                                  4.3%
a group
------------------------------------------ ------------------------------------ --------------------------------------

     (1) Kevin R. Keating is not affiliated with and has no equity interest in Keating Reverse Merger Fund, LLC and disclaims any beneficial interest in the shares of the Company's Common Stock owned by Keating Reverse Merger Fund, LLC.

     (2) Timothy J. Keating is the Manager of Keating Reverse Merger Fund, LLC and in such capacity has voting and investment power over the shares held by Keating Reverse Merger Fund, LLC. Keating Reverse Merger Fund, LLC is not owned by or affiliated with Kevin R. Keating and disclaims any beneficial interest in the shares of the Company's Common Stock owned by Kevin R. Keating.


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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

      (a) Exhibits.

          The following exhibits are included as part of this report:

          Exhibit
          Number            Title of Document

            2.1 Exchange Agreement by and among Qorus.com, Inc., a Florida corporation ("Qorus"), Keating Reverse Merger Fund, LLC, a Delaware limited liability company ("KRM Fund"), Elwin Group Limited, an International Business Company incorporated in the British Virgin Islands ("Elwin"), and each of the members of Elwin dated August 11, 2005 (incorporated by reference to Exhibit No. 2.1 of the Current Report on Form 8-K, filed by Qorus.com, Inc. on August 18, 2005)

            2.2 Guarantee and Assumption Agreement by and among Qorus, KRM Fund, Shenyang Elwin Non-Ferrous Metals Co., Ltd. ("Shenyang"), a limited liability company under the Company Law of The People's Republic of China (the "PRC") dated August 11, 2005 (incorporated by reference to Exhibit No. 2.2 of the Current Report on Form 8-K, filed by Qorus.com, Inc. on August 18, 2005)

            2.3 Merger Agreement by and between Qorus.com, Inc., Qorus Acquisition, Inc. and EcoTechnology, Inc. dated December 15, 2005 (incorporated by reference to Exhibit No. 2.1 of the Current Report on Form 8-K, filed by Qorus.com, Inc. on December 16, 2005)

            2.4 Exchange Agreement by and among Qorus.com, Inc. ("Qorus"), Keating Reverse Merger Fund, LLC ("KRM Fund"), Shiming (Cayman) Co., Ltd. ("Shiming") and each of the shareholders of Shiming dated February 23, 2006 (incorporated by reference to Exhibit No. 2.3 of the Current Report on Form 8-K, filed by Qorus.com, Inc. on March 2, 2006)

            2.5 Guarantee and Assumption Agreement by and among Qorus, Shiming (Xi'an) Enterprise Management & Consulting Co., Ltd., and Shaanxi Shiming Science & Technology Joint Stock Co., Ltd. dated February 23, 2006(incorporated by reference to Exhibit No. 2.4 of the Current Report on Form 8-K, filed by Qorus.com, Inc. on March 2, 2006)

            3.1 Articles of Incorporation (incorporated by reference to Exhibit No. 2.1 of the Registration Statement on Form 10-SB, as amended, filed by Qorus.com, Inc.)

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

            10.42 Agreement dated August 4, 2003, among Qorus.com, Inc., Avery
                  Communications, Inc., Thurston Interests, LLC and Customer Care & Technology Holdings, Inc. (incorporated by reference to Exhibit No. 10.42 of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, filed by Qorus.com)

            10.43 Agreement dated September 30, 2003, among Qorus.com, Inc.,
                  Avery Communications, Inc., Thurston Interests, LLC and Customer Care & Technology Holdings, Inc. (incorporated by reference to Exhibit No. 10.43 of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, filed by Qorus.com)

            10.44 Securities Purchase Agreement dated June 10, 2004 by and among
                  Keating Reverse Merger Fund, LLC, the Company, Thurston Interests, LLC and certain other stockholders of the Company (filed as Exhibit 99 to the Company's Form 8-K filed on June 16, 2004)

            31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

            32 Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

         *  notes a management contract or compensatory plan or arrangement

     (b) Reports on Form 8-K.

         The following reports on Form 8-K were filed during the most recent quarter.

         On November 17, 2005, the Company filed a Current Report on Form 8-K dated November 16, 2005 announcing the execution of a letter of intent to acquire EcoTechnology, Inc. in a merger transaction.

         On December 16, 2005, the Company filed a Current Report on Form 8-K dated December 15, 2005 announcing the execution of an Agreement and Plan of Merger with EcoTechnology, Inc. ("EcoTech"). This report includes a copy of the Agreement and Plan of Merger as Exhibit 2.1, a description of EcoTech's business and risk factors affecting EcoTech's business.

         On February 8, 2006, the Company filed a Current Report on Form 8-K dated February 8, 2006 announcing the termination of the Agreement and Plan of Merger between the Company and EcoTech.

         On March 2, 2006, the Company filed a Current Report on Form 8-K dated February 23, 2006 announcing the execution of the Exchange Agreement by and among the Company, Keating Reverse Merger Fund, LLC ("KRM Fund"), Shiming (Cayman) Co., Ltd. ("Shiming") and each of the shareholders of Shiming. This report includes a copy of the Exchange Agreement as Exhibit 2.3, a description of Shiming's business and risk factors affecting Shiming's business.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $24,870 for the fiscal year ended December 31, 2004 and $21,950 for the fiscal year ended December 31, 2005.

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

                                 QORUS.COM, INC.



Date: March 22, 2006             By:  /s/ Kevin R. Keating
                                      ----------------------
                                       Kevin R. Keating
                                       President and Chief Executive Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on March 22, 2006.

     Signatures                                   Title

     /s/ Kevin R. Keating              President (Principal Executive Officer),
     ---------------------------       Treasurer, Secretary (Principal Financial
                                       and Accounting Officer) and Director

                          INDEX TO FINANCIAL STATEMENTS





PAGE

Report of Independent Registered Public Accounting Firm ...............F-1


Balance Sheets - As of December 31, 2005 and  2004 ....................F-2


Statements of Operations - For the Years Ended

      December 31, 2005 and 2004 ......................................F-3


Statement of Changes in Stockholders' Equity (Deficit) -

      For the Years Ended December 31, 2005 and 2004 ..................F-4


Statements of Cash Flows - For the Years Ended

      December 31, 2005 and 2004 ......................................F-5


Notes to Financial Statements .................................F-6 to F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Qorus.com, Inc.

We have audited the accompanying balance sheets of Qorus.com, Inc. (the "Company") as of December 31, 2005 and 2004 and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Qorus.com, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ KBA GROUP LLP
Dallas, Texas
March 18, 2006

                                 QORUS.COM, INC.
                                 BALANCE SHEETS
                           December 31, 2005 and 2004


                                                                      2005            2004
                                                                  ------------    ------------
                                     ASSETS
CURRENT ASSET
         Cash                                                     $        532    $     13,886
                                                                  ------------    ------------
TOTAL ASSETS                                                      $        532    $     13,886
                                                                  ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

         Accounts payable and accrued expenses                    $     34,685    $      3,780
                                                                  ------------    ------------
         Total Current Liabilities                                      34,685           3,780

STOCKHOLDERS' EQUITY (DEFICIT)

         Preferred stock, $0.01 par value, 5,000,000
              shares authorized, no shares issued                         --              --

         Common stock $0.001 par value, 50,000,000
              shares authorized, 49,184,800 and 48,534,800
              shares issued, 46,174,800 and 45,524,800
              outstanding, respectively                                 49,185          48,535

         Additional paid-in capital                                 16,930,916      16,915,316
         Accumulated deficit                                       (17,011,244)    (16,950,735)
         Treasury stock (3,010,000 shares, at cost)                     (3,010)         (3,010)
                                                                  ------------    ------------
         Total Stockholders' Equity (Deficit)                          (34,153)         10,106
                                                                  ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                               $        532    $     13,886
                                                                  ============    ============

   The accompanying notes are an integral part of these financial statements.

                                 QORUS.COM, INC.
                            STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2005 and 2004


                                                2005            2004
                                            ------------    ------------

Revenue                                     $       --      $       --

Operating expenses:

  General and administrative expenses             90,647         165,231



Loss from operations                             (90,647)       (165,231)

Other income (expense):
  Interest expense                                  --          (212,626)
  Gain on settlement of deposit liability         30,000            --
  Other income                                       138            --
  Forgiveness of debt                               --           511,871
                                            ------------    ------------

        Income (loss) before income taxes        (60,509)        134,014
  Income taxes                                      --              --
                                            ------------    ------------
Net income (loss)                           $    (60,509)   $    134,014
                                            ============    ============
Net income (loss) per share
 (basic and diluted)                        $      (0.00)   $       0.00
                                            ============    ============
Weighted average shares of
  common stock outstanding
     Basic                                    46,014,526      31,132,815
                                            ============    ============
     Diluted                                  46,014,526      31,147,815
                                            ============    ============



   The accompanying notes are an integral part of these financial statements.

                                 QORUS.COM, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 For the Years Ended December 31, 2005 and 2004


                                                Common Stock           Additional                                       Total
                                         --------------------------     Paid-In      Accumulated      Treasury       Stockholders'
                                            Share         Amount        Capital        Deficit          Stock       Equity (Deficit)
                                         -----------   ------------   ------------   ------------    ------------   --------------
Balance, December 31, 2003                18,707,405   $     18,707   $  9,900,319   $(17,084,749)   $     (3,010)   $ (7,168,733)

Assumption of accounts payable by related
   party, contributed to capital                --             --          166,437           --              --           166,437

Settlement of related party notes, and
   accrued interest thereon, treated as
   contribution to capital                      --             --        5,238,851           --              --         5,238,851

Debt paid directly by shareholders,
   contributed to capital                       --             --          210,667           --              --           210,667

Promissory notes converted to common
   stock                                  26,327,395         26,328      1,290,042           --              --         1,316,370

Issuance of common stock for cash          1,000,000          1,000         49,000           --              --            50,000

Issuance of common stock for services      2,500,000          2,500         60,000           --              --            62,500

Net income for the year ended
   December 31, 2004                            --             --             --          134,014            --           134,014
                                         -----------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2004                48,534,800         48,535     16,915,316    (16,950,735)         (3,010)         10,106
                                         ===========   ============   ============   ============    ============    ============

Issuance of common stock for services        650,000            650         15,600           --              --            16,250

Net loss for the year ended
   December 31, 2005                            --             --             --          (60,509)           --           (60,509)
                                         -----------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2005                49,184,800   $     49,185   $ 16,930,916   $(17,011,244)   $     (3,010)   $    (34,153)
                                         ===========   ============   ============   ============    ============    ============

    The accompanying notes are an integral part of this financial statement.

                                 QORUS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2005 and 2004


                                                                2005           2004
                                                             -----------    -----------
CASH FLOWS FROM OPERATIONS
Net income (loss)                                            $   (60,509)   $   134,014
Adjustments to reconcile net income (loss) to net
  cash used in operations:
   Stock issued for services                                      16,250         62,500
   Gain on forgiveness of debt                                      --         (511,871)
   Changes in:
    Accrued expenses and accounts payable                         30,905         32,759
    Accrued expenses to related parties                             --          225,057
                                                             -----------    -----------

    Net cash used in operating
       activities                                                (13,354)       (57,541)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                            --           50,000
                                                             -----------    -----------


Net decrease in cash                                             (13,354)        (7,541)

Cash, beginning of year                                           13,886         21,427
                                                             -----------    -----------

Cash, end of year                                            $       532    $    13,886
                                                             ===========    ===========

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Related party notes payable and accrued interest settled
  as capital contribution                                    $      --      $ 5,238,851
                                                             ===========    ===========
Promissory notes converted to common stock                   $      --      $ 1,316,370
                                                             ===========    ===========

Notes payable and accounts payable assumed by related
  party as capital contribution                              $      --          166,437
                                                             ===========    ===========

Notes payable paid by shareholders as capital contribution   $      --      $   210,667
                                                             ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     Qorus.com, Inc., a Florida corporation (the "Company"), currently has no operations. Prior to November 2001, the Company provided intelligent message communications services to enterprises in the travel and hospitality sectors. In November 2001, the Company sold substantially all of its assets to Avery Communications, Inc. As a result of the sale of assets to Avery, the Company no longer had any meaningful business assets, operations or sources of revenue.On June 22, 2004, the Company consummated the transactions contemplated by the Securities Purchase Agreement (the "Purchase Agreement") dated June 10, 2004, by and among the Company, Keating Reverse Merger Fund, LLC ("KRM Fund"), Thurston Interests, LLC ("Thurston") and certain other shareholders of the Company as discussed in
     Note 2. The transactions resulted in a change of control of the Company. The Company plans to pursue and negotiate a business combination with an operating company.

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

Net Income (Loss) Per Share

     Income (Loss) per share of common stock is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income
     (loss) per share, except that the denominator is increased to include the number of additional common shares that would have outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As the Company recorded a net loss for 2005 the potential common shares would be anti-dilutive, and as such, have not been included in the diluted weighted average shares outstanding. Potential common shares that were excluded in the 2005 calculation totaled 18,510.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transactions and Disclosure--an amendment of SFAS No. 123." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price. Had the Company determined compensation based on the fair value at the grant date for its stock options outstanding under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure and Amendment of FASB Statement No. 123," net income (loss) and net income (loss) per share would not have been different than reported for the years ended December 31, 2005 and 2004, respectively. No stock options were issued during 2005 or 2004.

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

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company expects to adopt Statement 123R on January 1, 2006. The Company is evaluating the impact of adopting SFAS 123R and expects that it will not record non-cash stock compensation expense. The adoption of SFAS 123R is not expected to have an effect on the Company's financial condition, results of operations or cash flows at this time. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the Stock-Based Compensation policy footnote.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. This statement establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT)

     The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.01 per share. In April 2005, the Company issued a total of 650,000 shares of its common stock to a financial consultant in settlement of accounts payable of $16,250 related to services rendered by the consultant and valued at $0.025 per share which approximated fair value. There are 46,174,800 shares of Common Stock outstanding at December 31, 2005, with 3,010,000 shares of Common Stock held in treasury. No shares of preferred stock are issued or outstanding.

NOTE 3 - INCOME TAXES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2005 are substantially composed of the Company's net operating loss carryforwards, for which the Company has recorded a full valuation allowance. In assessing the value of deferred tax assets, management considers the probability that net operating loss carryforwards will be utilized in future years. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

     At December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $9 million, which are available to offset future taxable income, if any, through 2024, subject to limitations upon a change of control under Section 382 of the Internal Revenue Code. The future benefit of these net operating loss carryforwards is uncertain. Accordingly, the net deferred tax asset of approximately $3 million at December 31, 2005 has a 100% valuation allowance against it. The valuation allowance increased by $61,000 during the year ended December 31, 2005. The effective statutory income tax rate used was 34%.

NOTE 4 - STOCK BASED COMPENSATION

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

     The following table summarizes the changes in the Company's compensatory options issued under the Plan:

                                                            Option Price
                                                    Shares   per Share
                                                    -------  ---------
     Outstanding at December 31, 2003               375,000   $  1.25
     Granted                                           --      --
     Exercised                                         --      --
     Cancelled / Expired                               --      --
                                                    -------   -------
     Outstanding at December 31, 2004               375,000   $  1.25
     Granted                                           --      --
     Exercised                                         --      --
     Cancelled / Expired                           (375,000)     1.25
                                                    -------   -------
     Outstanding at December 31, 2005                  --
                                                    =======

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

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004


NOTE 4 - STOCK BASED COMPENSATION (Continued)

     The following table summarizes the changes in the Company's non-compensatory options:

                                                                      Price
                                                     Shares         per Share
                                                     ------         ---------
      Outstanding at December 31, 2003                3,200         $   5.00
               Granted                                 --            --
               Exercised                               --            --
               Cancelled/Expired                       --            --
                                                      -----         --------
             Outstanding at December 31, 2004         3,200         $   5.00
               Granted                                 --            --
               Exercised                               --            --
               Cancelled/Expired                       --            --
                                                      -----         --------
      Outstanding at December 31, 2005                3,200         $   5.00
                                                      =====         ========

     Additionally, under the terms of financing arrangements, the Company has granted one party the right to purchase up to 20,000 common shares for $0.01 each.

NOTE 5 - RELATED PARTY TRANSACTIONS

     The sole director of the Company, Kevin R. Keating, is the father of the principal stockholder of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, which is the majority shareholder of the Company.

     The Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero is paid $1,000 for each month in which services are rendered. A total of $12,000 is included in general and administrative expenses for the year ended December 31, 2005, including $3,000 in accounts payable to related party.

NOTE 6 - SUBSEQUENT EVENTS

     Effective February 8, 2006, the Company terminated the agreement and plan of merger with EcoTechnology, Inc., a Delaware corporation and Qorus Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of Qorus dated as of December 15, 2005. The Company terminated the Agreement due to the failure of the transactions contemplated thereunder to have been consummated by January 31, 2006. The Merger Agreement does not provide for the payment of any termination penalties or fees as a result of the termination. The board of directors of Qorus has determined that it is in the best interests of Qorus' stockholders to terminate the Merger Agreement.

     Effective March 15, 2006, the Company terminated the Exchange Agreement dated as of February 23, 2006, by and among the Company, KRM Fund, Shiming and each of the shareholders of Shiming. The Exchange Agreement does not provide for the payment of any termination penalties or fees as a result of the termination.

                                  Exhibit Index


         -------------- ----------------------------------------------
         Exhibit        Description of Exhibit
         Number
         -------------- ----------------------------------------------
              31        Certification pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002.
         -------------- ----------------------------------------------
              32        Certification of Chief Executive Officer and
                        Chief Financial Officer of the Company,
                        pursuant to 18 U.S.C. Section 1350, as
                        adopted pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.
         -------------- ----------------------------------------------