Form 10QSB
period 2006-03-31
QORUS COM INC
filed 2006-05-12
CIK 1095691

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|.

As of May 1, 2006, there were 49,184,800 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):   Yes |_| No |X|.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

       Item 1.    Financial Statements


           Balance Sheets as of March 31, 2006 (unaudited)
           and December 31, 2005                                               1


           Statements of Operations for the three months
           ended March 31, 2006 and 2005 (unaudited)                           2


           Statements of Cash Flows for the three months
           ended March 31, 2006 and 2005 (unaudited)                           3

           Notes to Financial Statements (unaudited)                         4-7


       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             8-23


       Item 3.    Controls and Procedures                                     24


PART II.OTHER INFORMATION

       Item 1.    Legal Proceedings                                           25
       Item 2.    Changes in Securities and Use of Proceeds                   25
       Item 3.    Defaults upon Senior Securities                             25
       Item 4.    Submission of Matters to a Vote of Security Holders         25
       Item 5.    Other information                                           25
       Item 6.    Exhibits and Reports on Form 8-K                            26

           Signatures                                                         27

           Certifications
                  Exhibit 31
                  Exhibit 32

Part I - Financial Information

Item 1.  Financial Statements

                                 QORUS.COM, INC.
                                 BALANCE SHEETS


                                                                     March 31,               December 31,
                                                                       2006                      2005
                                                                   ------------              ------------
                                                                    (Unaudited)
                                     ASSETS

CURRENT ASSET
     Cash                                                          $        146              $        532
                                                                   ------------              ------------
TOTAL ASSETS                                                       $        146              $        532
                                                                   ============              ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued expenses                         $     32,500              $     31,685
      Account payable - related party                                    31,439                     3,000
                                                                   ------------              ------------
         Total Current Liabilities                                       63,939                    34,685

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.01 par value, 5,000,000 shares
         authorized, no shares issued                                        --                        --
     Common stock, $0.001 par value, 50,000,000
         shares authorized, 49,184,800 shares issued
         and 46,174,800 outstanding                                      49,185                    49,185
     Additional paid-in capital                                      16,930,916                16,930,916
     Accumulated deficit                                            (17,040,884)              (17,011,244)
     Treasury stock (3,010,000 shares, at cost)                          (3,010)                   (3,010)
                                                                   ------------              ------------
         Total Stockholders' Deficit                                    (63,793)                  (34,153)
                                                                   ------------              ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIT                                                       $        146              $        532
                                                                   ============              ============


   The accompanying notes are an integral part of these financial statements.

                                 QORUS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                          Three Months
                                                         Ended March 31,
                                               --------------------------------
                                                   2006                 2005
                                               ------------        ------------

Revenue                                        $         --        $         --

Operating expenses:
  General and administrative
    expenses                                         29,640              54,783
                                               ------------        ------------
Loss from operations                                (29,640)            (54,783)

Other income                                             --                 138
                                               ------------        ------------
Net loss                                       $    (29,640)       $    (54,645)
                                               ============        ============
Net loss per share
 (basic and diluted)                           $      (0.00)       $      (0.00)
                                               ============        ============
Weighted average shares of
  common stock outstanding
     Basic                                       46,174,800          45,524,800
                                               ============        ============
     Diluted                                     46,174,800          45,524,800
                                               ============        ============


   The accompanying notes are an integral part of these financial statements.
                                        2

                                 QORUS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Three Months
                                                                        Ended March 31,
                                                               -------------------------------
                                                                 2006                   2005
                                                               --------               --------
CASH FLOWS FROM OPERATIONS
Net loss                                                       $(29,640)              $(54,645)
Adjustments to reconcile net loss to net
  cash flows from operations:
   Changes in:
    Accounts payable and accrued expenses                           815                 34,303
    Account payable - related party                              28,439                     --
    Deposit liability                                                --                 50,000
                                                               --------               --------
    Net cash provided by (used in) operating activities            (386)                29,658
                                                               --------               --------
Net increase (decrease) in cash                                    (386)                29,658

Cash, beginning of period                                           532                 13,886
                                                               --------               --------
Cash, end of period                                            $    146               $ 43,544
                                                               ========               ========


   The accompanying notes are an integral part of these financial statements.
                                        3

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

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

      These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending December 31, 2005 and 2004. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

      The  Company   recommends  that  the  accompanying   condensed   financial
      statements for the interim period be read in conjunction with Form 10-KSB for the year ending December 31, 2005.

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

      Net loss per share

      Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded from the computation for the three months ended March 31, 2006 and 2005, as their effect is anti-dilutive.

      Reclassifications

      Certain prior period amounts have been reclassified to conform to current period presentation.

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION (continued)

      Stock based compensation

      Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment, using the modified prospective application transition method. Under this transition approach, the fair value method is used to recognize compensation cost for the unvested portion of awards granted, modified, or settled in fiscal years beginning the effective date, which remain unvested, as well as for new awards. The Company in the past accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Because there were no unvested awards outstanding as of January 1, 2006, the adoption of SFAS 123(R) did not have a significant impact on the Company's financial position or results of operations. There were no options issued during the three months ended March 31, 2006 and 2005, respectively.

NOTE 2 - STOCKHOLDERS' DEFICIT

      The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.01 per share. There were 46,174,800 shares of common stock outstanding at March 31, 2006, and an additional 3,010,000 shares of common stock held in treasury. No shares of preferred stock were issued or outstanding.

      Options to purchase 632,000 shares of common stock at an exercise price of $1.25 per share, consisting of 375,000 compensatory options and 257,000 other options, expired on March 1, 2005 unexercised. Under the terms of financing arrangements, the Company has granted one party the right to purchase up to 20,000 common shares for $0.01 per share, which remains outstanding at March 31, 2006. The Company also granted another party non-compensatory options to purchase 3,200 shares of common stock for $5.00 per share, which remain outstanding at March 31, 2006.

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

NOTE 3 - INCOME TAXES

      At March 31, 2006, the Company had accumulated net operating loss carryforwards for federal tax purposes of approximately $10 million that are available to offset future taxable income, if any, through 2025. Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control as described in Internal Revenue Code
      Section 382. Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with net operating loss carryforwards to zero at March 31, 2006.

NOTE 4 - RELATED PARTY TRANSACTIONS

      The sole director of the Company, Kevin R. Keating, is the father of the managing member of Keating Investments, LLC. Keating Investments, LLC is the managing member of Keating Reverse Merger Fund, LLC, which is the majority shareholder of the Company.

      The Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero is paid $1,000 for each month in which services are rendered. Furthermore, Vero has paid $25,439 of the Company's expenses during the three months ended March 31, 2006. As of March 31, 2006, the Company owes Vero $31,439 which is recorded on the balance sheet as an account payable - related party.

NOTE 5 - TERMINATION OF AGREEMENTS

      Effective February 8, 2006, the Company terminated the agreement and plan of merger with EcoTechnology, Inc., a Delaware corporation and wholly-owned subsidiary of the Company dated as of December 15, 2005. The Company terminated the Agreement due to the failure of the transactions contemplated thereunder to have been consummated by January 31, 2006. The Merger Agreement does not provide for the payment of any termination penalties or fees as a result of the termination. The board of directors of the Company has determined that it is in the best interests of the Company ' stockholders to terminate the merger agreement.

      Effective March 15, 2006, the Company terminated the exchange agreement dated as of February 23, 2006, by and among the Company, KRM Fund, Shiming and each of the shareholders of Shiming. The exchange agreement does not provide for the payment of any termination penalties or fees as a result of the termination.

                                 QORUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

NOTE 6 - SUBSEQUENT EVENT

      On April 1, 2006, the Company entered into a Letter of Intent ("LOI") to acquire VMdirect, L.L.C., a Nevada limited liability company ("VMdirect"). VMdirect is a social networking company that, directly and through its multi-tiered affiliate program, offers a suite of video-based Internet communication tools to users of its products, including video e-mail, video instant messaging, live webcasting, digital vault storage technology and podcasting.

      Under the transactions contemplated under the LOI, the Company would issue restricted shares of its convertible preferred stock, the designations, rights and preferences of which will be established by the Company's board of directors prior to closing to the holders of VMdirect's outstanding membership interests immediately prior to the closing. The shares of convertible preferred stock that would be issued to the VMdirect's members, together with any options, warrants and other convertible securities of VMdirect assumed by the Company in connection with the acquisition of VMdirect, would, in the aggregate, represent approximately 96% of the issued and outstanding shares of common stock of the Company on a fully diluted and as-converted basis following the acquisition of VMdirect.

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

Prior to entering into the Purchase Agreement, the Company's debt owed to Thurston in the principal amount of $4,686,799, together with accrued interest totaling $1,840,921, was satisfied by the Company's issuance of a convertible promissory note in the principal amount of $1,228,870 (the "First Note") and a convertible promissory note in the principal amount of $60,000 (the "Second Note") to Thurston. Both notes were convertible into the Company's common stock at a conversion price of $0.05 per share. Thurston, the majority stockholder of the Company prior to the closing of the Purchase Agreement, also paid, on behalf of the Company, an outstanding promissory note in the amount of $200,000, plus interest of $10,667, and assumed certain accounts payable and accrued expenses totaling $166,437, also treated as a contribution to capital. As a result of this restructuring, the Company recorded a contribution to capital of $5,615,955.

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

Results of Operations

During the first quarter of 2006, the Company incurred net loss of $29,640, consisting primarily of general and administrative expenses, including accounting and consulting expenses. This compares with net loss of $54,645 for the first quarter of 2005. Because the Company has significant net operating loss carryforwards available to offset future taxable income, no provision for income taxes was reflected in the financial statements.

Liquidity and Capital Resources

                                           Three months ended March 31,
                                         2006                      2005
                                   ----------------          ---------------

        Operating activities       $           (386)         $        29,658
        Investing activities                     --                       --
        Financing activities                     --                       --
                                   ----------------          ---------------

        Net effect on cash         $           (386)         $        29,658
                                   ================          ===============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Plan of Operations

Termination of Plan of Merger

Effective February 8, 2006, the Company terminated the agreement and plan of merger with EcoTechnology, Inc., a Delaware corporation and wholly-owned subsidiary of the Company dated as of December 15, 2005. The Company terminated the Agreement due to the failure of the transactions contemplated thereunder to have been consummated by January 31, 2006. The Merger Agreement does not provide for the payment of any termination penalties or fees as a result of the termination. The board of directors of the Company has determined that it is in the best interests of the Company ' stockholders to terminate the Merger Agreement.

Termination of Exchange Agreement

Effective March 15, 2006, the Company terminated the exchange agreement dated as of February 23, 2006, by and among the Company, KRM Fund, Shiming and each of the shareholders of Shiming. The exchange agreement does not provide for the payment of any termination penalties or fees as a result of the termination.

Entry into Letter of Intent

On April 1, 2006, the Company entered into a Letter of Intent ("LOI") to acquire VMdirect, L.L.C., a Nevada limited liability company ("VMdirect"). VMdirect is a social networking company that, directly and through its multi-tiered affiliate program, offers a suite of video-based Internet communication tools to users of its products, including video e-mail, video instant messaging, live webcasting, digital vault storage technology and podcasting.

Under the transactions contemplated under the LOI, the Company would issue restricted shares of its convertible preferred stock, the designations, rights and preferences of which will be established by the Company's board of directors prior to closing to the holders of VMdirect's outstanding membership interests immediately prior to the closing. The shares of convertible preferred stock that would be issued to the VMdirect's members, together with any options, warrants and other convertible securities of VMdirect assumed by the Company in connection with the acquisition of VMdirect, would, in the aggregate, represent approximately 96% of the issued and outstanding shares of common stock of the Company on a fully diluted and as-converted basis following the acquisition of VMdirect.

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

      3. Possible Business - Not Identified and Highly Risky. Except as set forth elsewhere in this report, we have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore we can disclose the risks and hazards of a business or opportunity that we acquire only in a general manner, and cannot disclose the risks and hazards of any specific business or other opportunity that we may enter into. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity could result in a total loss to our investors and stockholders if the target business is unsuccessful. Further, any investment in us may continue to be highly illiquid.

      4. Type of Business Acquired. Except as set forth elsewhere in this report, the type of business that may be acquired is not identified. Therefore, our investors and stockholders have to rely on our management to determine which target business to pursue. There are no controlling parameters of the business to be acquired. Thus, ultimately an investment will depend on the target business and therefore investors in us will be subject to all the risks that would be associated with that selected business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company had minimal business operations during the fiscal quarter ended March 31, 2006. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer/Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

          (b)   Reports on Form 8-K

                On February 8, 2006, the Company filed a Current Report on Form 8-K dated February 8, 2006 announcing the termination of the Agreement and Plan of Merger between the Company and EcoTechnology, Inc.

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

                On April 4, 2006, the Company filed its Current Report dated April 4, 2006 on Form 8-K disclosing the entry into a letter of intent to acquire VMdirect, L.L.C., a Nevada limited liability company.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       QORUS.COM, INC.



Date:  May 12, 2006                    By:   /s/ Kevin R. Keating
                                            -----------------------------------
                                            Principal Executive Officer and
                                            Principal Financial and Accounting
                                            Officer