Form 10QSB
period 2006-06-30
DigitalFX International Inc
filed 2006-08-15
CIK 1095691

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2006

                        COMMISSION FILE NUMBER: 000-27551

                          DIGITALFX INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


           FLORIDA                                               65-0358792
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

                         3035 EAST PATRICK LANE, SUITE 9
                             LAS VEGAS, NEVADA 89120
                    (Address of principal executive offices)

                                 (702) 938-9300
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     YES [X]  NO [_]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                              YES [_]  NO [X]

As of August 11, 2006, 22,074,456 shares of the registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (Check One):    YES [_]  NO [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I   Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) .................. 3

         Condensed Consolidated Statements of Operations (Unaudited) ........ 4

         Condensed Consolidated Statement of Stockholders'
           Deficit (Unaudited) .............................................. 5

         Condensed Consolidated Statements of Cash Flows (Unaudited) ........ 6

         Notes to Condensed Consolidated Financial
           Statements (Unaudited) ........................................... 7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ........................................15

Item 3.  Controls and Procedures ............................................26


PART II  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ........27

Item 4.  Submission of Matters to a Vote of Security Holders ................27

Item 6.  Exhibits ...........................................................27

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                      DECEMBER 31,     JUNE 30,
                                                          2005          2006
                                                       ----------    ----------
ASSETS                                                               (unaudited)
Current assets:
      Cash and cash equivalents ....................   $      265           622
      Accounts receivable, net .....................           27           384
      Inventories, net .............................          154           299
      Prepaid bandwidth charges, affiliate .........         --             100
      Prepaid expenses and other assets ............           25           157
                                                       ----------    ----------
         Total current assets ......................          471         1,562
Property and equipment, net ........................          238           281
Deposits, merchant processors ......................          150           473
Other assets .......................................           25            22
                                                       ----------    ----------
         Total assets ..............................   $      884         2,338
                                                       ==========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable .............................   $      343           506
      Accrued expenses .............................          413           538
      Accrued commissions ..........................          424         1,125
      Due to affiliate .............................           54           194
      Note payable .................................           50          --
                                                       ----------    ----------
         Total current liabilities .................        1,284         2,363
                                                       ----------    ----------
Commitments and Contingencies

Stockholders' deficit:
      Preferred Stock, $0.01 par value,
         5,000,000 shares authorized, no
         shares issued and outstanding .............         --            --
      Common Stock, $0.001 par value,
         100,000,000 shares authorized,
         19,917,435 and 22,074,456 shares
         issued and outstanding ....................           20            22
      Additional Paid In Capital ...................        4,440         4,764
      Deferred Compensation ........................          (57)         --
      Other comprehensive loss .....................           (1)           (4)
      Accumulated deficit ..........................       (4,802)       (4,807)
                                                       ----------    ----------
         Total stockholders' deficit ...............         (400)          (25)
                                                       ----------    ----------
     Total liabilities and stockholders'
         deficit ...................................   $      884         2,338
                                                       ==========    ==========

            See Notes to Condensed Consolidated Financial Statements

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                 (In thousands, except share and per share data)

                                              Six months ended June 30,      Three months ended June 30,
                                            ----------------------------    ----------------------------
                                                2006            2005            2006            2005
                                            ------------    ------------    ------------    ------------
                                            (unaudited)     (unaudited)     (unaudited)     (unaudited)
Revenues ................................   $      9,122    $      1,355    $      5,865    $        787
Cost of revenues ........................          1,877             369           1,186             250
                                            ------------    ------------    ------------    ------------
Gross profit ............................          7,245             986           4,679             537

Commission expenses .....................          4,380             528           2,765             308
Other operating expenses ................          2,213           1,229           1,314             609
Expenses relating to exchange transaction            635            --               635            --
                                            ------------    ------------    ------------    ------------
         Operating income (loss) ........             17            (771)            (35)           (380)
Other income (expense) ..................            (22)           --               (11)           --
                                            ------------    ------------    ------------    ------------

Net loss ................................    $        (5)   $       (771)   $        (46)   $       (380)
                                            ------------    ------------    ------------    ------------

Weighted average shares outstanding .....     20,097,187      19,917,435      20,276,938      19,917,435
                                            ============    ============    ============    ============

Net loss per share ......................   $      (0.00)   $      (0.04)   $      (0.00)   $      (0.02)
                                            ============    ============    ============    ============


            See Notes to Condensed Consolidated Financial Statements

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                  (In thousands, except share data, unaudited)


                                                                                                 Other
                                                                     Additional    Deferred     Compre-      Accum-
                                               Common      Stock      Paid-In      Compen-      hensive      ulated
                                               Shares      Amount     Capital       sation       Loss        Deficit       Total
                                             ----------  ----------  ----------   ----------   ----------   ----------   ----------
Opening balance, January 1, 2006 ..........  19,917,435  $       20  $    4,440   $      (57)  $       (1)  $   (4,802)  $     (400)
  Reclass of deferred compensation ........        --          --           (57)          57         --           --           --
  Issuance of common stock ................   1,233,524           1         624         --           --           --            625
  Distributions ...........................        --          --          (265)        --           --           --           (265)
  Amortization of fair value of warrants ..        --          --             9         --           --           --              9
  Amortization of fair value of options ...        --          --            13         --           --           --             13
  Effect of merger transaction ............     923,497           1          (1)        --           --           --           --
  Foreign currency translation ............        --          --          --           --             (3)        --             (4)
  Net income for the six-months
    ended June 30, 2006....................        --          --          --           --           --             (5)          (5)
                                             ----------  ----------  ----------   ----------   ----------   ----------   ----------

ENDING BALANCE, JUNE 30, 2006 .............  22,074,456  $       22  $    4,764   $     --     $       (4)  $   (4,807)  $      (25)
                                             ==========  ==========  ==========   ==========   ==========   ==========   ==========


            See Notes to Condensed Consolidated Financial Statements

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                 Six months
                                                               ended June 30
                                                           --------    --------
                                                             2006        2005
                                                           --------    --------
Operating activities:
  Net loss ..............................................  $     (5)   $   (771)
    Adjustment to reconcile net loss to net cash provided
    by (used in) operating activities:
         Depreciation and amortization ..................        59          31
         Foreign currency translation ...................        (4)        (16)
         Equity based compensation expense ..............        23        --
  Changes in assets and liabilities:
         Accounts receivable ............................      (357)         (9)
         Inventory ......................................      (145)        (37)
         Other assets ...................................      (553)       (163)
         Accounts payable and accrued expenses ..........       989          10
         Due to Affiliate ...............................       141          76
                                                           --------    --------
    Net cash provided by (used in) operating activities .       149        (879)
                                                           --------    --------

Investing activities:
      Purchases of property and equipment ...............      (102)         (8)
                                                           --------    --------
         Net cash used in investing activities ..........      (102)         (8)
                                                           --------    --------

Financing activities:
      Net proceeds from sale of equity ..................       625         954
      Principal payments on note payable ................       (50)       --
      Distributions .....................................      (265)       --
                                                           --------    --------
         Net cash provided by financing activities ......       310         954
                                                           --------    --------

Change in cash and cash equivalents .....................       357          67
Cash and cash equivalents, beginning of period ..........       265          17
                                                           --------    --------

Cash and cash equivalents, end of period ................  $    622    $     84
                                                           ========    ========

Supplemental cash flow information:
      Cash paid for interest ............................  $      9    $   --
      Cash paid for income taxes ........................      --          --


            See Notes to Condensed Consolidated Financial Statements

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  THE COMPANY AND BASIS OF PRESENTATION

COMPANY

         DigitalFX International, Inc. (the "Company"), a Florida C corporation, is a holding company, containing a web-based social networking company that hosts and markets a streaming video portal: helloWorld.com. The portal utilizes a commercial-free, subscription-based Application Service Provider (ASP) model, providing subscribers with a wide spectrum of streaming video content as well as an integrated suite of consumer-oriented streaming media applications, including video email, video chat and live web-casting. The Company sells subscriptions to its portal through a unique multi-tiered affiliate program using non-related independent distributors, known as "Affiliates." The Company also markets subscriptions directly to "Retail Customers" who purchase them for their personal use. In addition to offering portal subscriptions, the Company sells select products to these Affiliates to assist them in building their businesses and selling subscriptions.

         The consolidated financial statements include the accounts of the Company, VMdirect, L.L.C. and its wholly-owned U.K. subsidiary. Inter-company transactions and balances have been eliminated. The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, and the cash flows for the six months ended June 30, 2006 and 2005. The Company's audited financial statements as of and for the years ended December 31, 2005 and 2004 are included in its 8-K filing on June 19, 2006.

MERGER AND STOCK SPLIT

         On June 15, 2006, Qorus.com, Inc., an inactive Florida corporation ("Qorus") with no current operations, issued to the Company's members 1,014,589 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of Qorus (the "Preferred Stock"), which were converted into 1,057,547,456 shares of Qorus's common stock ("Conversion Shares"). The number of shares of Preferred Stock issued to the Members and the number of Conversion Shares gives effect to the issuance of 289,292 membership units by VMdirect for an aggregate purchase price of $625,000, a transaction that was completed immediately prior to the Closing. The transaction has been accounted for as a reverse merger (recapitalization) with the Company deemed the accounting acquirer, and Qorus the legal acquirer. Subsequent to the consummation of this transaction, Qorus changed its name to DigitalFX International, Inc.

         On August 1, 2006, the Company effected a 1 for 50 reverse stock split. The effect of this stock split was reflected in the financial statements retroactively as if the stock split occurred at the beginning of the earliest period reported.

NOTE 2.  ACCOUNTING POLICIES

USE OF ESTIMATES AND ASSUMPTIONS

         The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Examples of significant estimates used in preparing the accompanying financial statements include, but are not limited to: the carrying value of long-lived assets; useful lives of property and equipment; revenue recognition; and the valuation allowances for receivables, inventories and sales returns, and the value of stock options issued for the purpose of determining stock-based compensation. Actual results and outcomes may materially differ from management's estimates and assumptions.

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with remaining maturities of three months or less when acquired to be cash equivalents. The Company holds its cash in what it believes to be credit-worthy financial institutions.

         At June 30, 2006 (unaudited) and December 31, 2005, the Company had $475 and $150, respectively, of funds held by banks as reserves against any possible charge backs and returns on credit card transactions related to customer disputes that are not offset against the Company's daily sales deposit activity. These amounts are reflected as Deposit, Merchant Processors on the Company's balance sheet.

INVENTORIES

         Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. As of June 30, 2006 and December 31, 2005, inventories consisted of finished goods. The Company periodically reviews the on hand inventory for obsolete finished goods.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets or terms of the related lease agreements. Computers and equipment and purchased software are depreciated over three years. Depreciation of the assets is based on the in-service date, and maintenance and repairs are charged to expense as incurred.

REVENUES

         Revenue is generated through the sale of video mail subscriptions to both Affiliate and retail customers and selling aids to Affiliates reduced by sales returns to arrive at net sales. These sales are, in part, on a continuity basis, in which these customers agree to accept monthly charges for recurring services. Revenue related to individual orders of products by customers is recognized upon shipment, while revenues for services are recognized as the underlying services are provisioned. Deferred revenue consists primarily of advanced payments for Company products or services not yet shipped or performed. Fulfillment of product orders is handled both internally and through third-parties, and in all cases VMdirect has title to the goods prior to shipment. In addition, consigned inventory, held at third-party distribution facilities, is recorded in revenue upon the sale and shipment to the Company's customers.

SHIPPING AND HANDLING FEES

         Shipping and handling costs billed to customers are included in sales and the related costs are included in cost of goods sold. Shipping and handling costs are charged to expense as incurred. Total shipping and handling costs of $110, $184, $17 and $32 are included in cost of goods sold for the three months and six months ended June 30, 2006 and 2005.

PRODUCT RETURNS

      Products returned within the first 30 days of purchase will be refunded at 90 percent of the sales price to first-time purchasers. This 30 day return policy is offered to members only on their first order of any given product offered by the Company. Returned product that was damaged during shipment to the customer is 100 percent refundable. Product returns are tracked for a potential reserve founded on historical experience.

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 was amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which required companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. Through December 31, 2005, the Company accounted for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), with pro forma disclosures of net income (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options was measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

         As the exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company's 2005 consolidated financial statements. The fair value of stock options and warrants issued to officers, directors and employees at not less than fair market value of the Company's common stock on the date of grant was estimated using the Black-Scholes option-pricing model, and the effect on the Company's results of operations was required to be disclosed as if such stock options and warrants had been accounted for pursuant to SFAS No. 123.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, "Statement of Cash Flows". Effective January 1, 2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company's financial statements over the vesting period of the awards.

         Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, the Company recognizes the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

         The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date (see Note 6, Common stock options and warrants).

         The Company accounts for stock option and warrant grants issued to non-employees using the guidance of SFAS No. 123, "Accounting for Stock-Based Compensation" and EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," whereby the fair value of such option and warrant grants is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee's performance is completed or a performance commitment is reached.

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MEMBER INCENTIVES

         The Company's commission structure is based on a multi-level membership force. Commissions are recorded for sales, including commissions based on bonus points assigned to products which are independent of the product's price. Commissions totaled $2,765, $4,380, $308 and $528 for the three and six months ended June 30, 2006 and 2005, respectively, and are included in the accompanying consolidated statements of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued commissions and due to affiliate approximate fair value due to the short maturity of these financial instruments. The carrying value of debt obligation approximates fair value as the obligation was negotiated at market rates.

TRANSLATION OF FOREIGN CURRENCIES

         The foreign subsidiaries' asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at period end exchange rates. Revenue and expense accounts are translated at the average rates during the period.

GEOGRAPHIC INFORMATION

         Sales in the United States and Canada accounted for 88% and 96% of our revenue for the three months ended June 30, 2006 and 2005. International sales in the United Kingdom accounted for the remaining revenue in 2005. Sales in the United Kingdom, Mexico, Australia and New Zealand accounted for the remaining revenue in 2006. Sales in the United States and Canada for the six months ended June 30, 2006 accounted for 87% of revenue and 98% of revenue for the corresponding period in 2005. International sales in the United Kingdom represented the remaining 2% for the six months ended June 30, 2005. International sales in the United Kingdom, Mexico, Australia and New Zealand accounted for the remaining 13% in the six months ended June 30, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2005, the FASB issued Statement No. 154 ("SFAS 154") "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. In the event the Company changes accounting principles, it will evaluate the impact of SFAS 154.

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):


                                                 DECEMBER 31,       JUNE 30,
                                                    2005             2006
                                                -------------    -------------
                                                                  (unaudited)

Furniture and fixtures ......................   $           9    $          16
Computers and equipment .....................             135              230
Purchased software ..........................             216              216
                                                -------------    -------------
                                                          360              462
Less: accumulated depreciation ..............            (122)            (181)
                                                -------------    -------------
                                                $         238    $         281
                                                =============    =============

         Depreciation expense for the three and six months ended June 30, 2006 and 2005 (unaudited) was $32, $24, $59 and $31, respectively.

NOTE 4.  NOTE PAYABLE

         The Company had an unsecured note payable outstanding to a third party in the principal amount of $50. The note bore interest at 5% per annum and was due on demand or no later than December 31, 2006. All outstanding principal and interest on the note was repaid during the second quarter of 2006. Accrued interest outstanding on the note amounted to $8 as of December 31, 2005.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         The Company leases two adjacent facilities under non-cancelable operating leases that expire within the next two years. Minimum lease payments under these non-cancelable operating leases for the future years ending December 31 are as follows (in thousands):

                                      DECEMBER 31,       JUNE 30,
                                         2005             2006
                                     -------------    -------------
                                                       (unaudited)

              2006 ................  $         109    $          61
              2007 ................             11               11
                                     -------------    -------------

              Total ...............  $         120    $          72
                                     =============    =============


         Rent expense for the three and six months ended June 30, 2006 and 2005 (unaudited) was $20, $44, $22 and $34, respectively.

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEGAL PROCEEDINGS

         On August 4, 2005, the Company filed a lawsuit in the District Court of Clark County, Nevada, against a former employee alleging a number of complaints including fraud, breach of oral contract, intentional interference, negligent interference and injunctive relief. Additionally, on August 5, 2005, the Company was served with a lawsuit filed in the District Court of Clark County, Nevada, by this same former employee for alleged breach of employment contract and wrongful termination. The Company believes there exists no basis for the former employee's claims and intends to pursue its claims, and defend the employee's claims, vigorously. In the event the Company's assessment of the case is incorrect, or the former employee actually obtains a favorable judgment for the claimed damages, management of the Company believes that the economic impact on the Company would be insignificant and would not materially affect the Company's operations.

         The Company is also subject to litigation and claims in ordinary course of business. Management believes none of these matters would have a material adverse effect on the financial condition or results of operations of the Company.

NOTE 6.  STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

         The Company has occasionally granted options for the purchase of stock to officers, directors, employees and consultants, although no formal stock option plan was in existence as of December 31, 2005. Options granted typically vest over four years, with 25% of the options vesting after 12 months and 75% vesting monthly over the remaining three years.

         The following is a summary of option activity for the six months ended June 30, 2006 (unaudited) and year ended December 31, 2005 (in thousands, except per share data):

                                             2005                  2006
                                      -------------------   --------------------
                                                 Weighted               Weighted
                                       Number     Average    Number      Average
                                         of      Exercise      of       Exercise
                                      Options      Price    Options       Price
                                      --------   --------   --------    --------
Outstanding at beginning of year ...      --         --          818    $   0.26
Granted ............................       818   $   0.26        173        0.33
Exercised ..........................      --         --         --          --
Cancelled ..........................      --         --          (29)       0.33
                                      --------   --------   --------    --------

Outstanding at end of period .......       818   $   0.26        962    $   0.27
                                      ========   ========   ========    ========

Exercisable at end of period .......       156   $   0.26        156    $   0.26
                                      ========   ========   ========    ========

         The Company recognized compensation expense from stock options of $7 and $13 during the three and six months ended June 30, 2006 (unaudited) and had estimated future compensation expense from these stock options of $44 at June 30, 2006 (unaudited) which will be recognized in future financial statements.

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6.  STOCK OPTIONS AND WARRANTS (CONTINUED)

         The  following  table  summarizes   information   about  stock  options
outstanding at June 30, 2006 (unaudited) and December 31, 2005:

                              2005                                        2006
           -----------------------------------------   ------------------------------------------

           Options Outstanding   Options Exercisable   Options Outstanding   Options Exercisable
           -------------------   -------------------   -------------------   --------------------
                      Weighted              Weighted              Weighted              Weighted
                      Average               Average               Average               Average
                      Exercise              Exercise              Exercise              Exercise
 Price      Number     Price      Number     Price      Number     Price      Number     Price
--------   --------   --------   --------   --------   --------   --------   --------   ---------
$   0.26        818   $   0.26        156   $   0.26        962   $   0.27        156   $    0.26

WARRANTS

         The Company has granted warrants to purchase common stock in connection with professional services performed by various consultants. The following is a summary of stock purchase warrant activity for the six months ended June 30, 2006 (unaudited) and year ended December 31 (in thousands, except per share data):

                                           2005                    2006
                                   ---------------------   ---------------------
                                                Weighted               Weighted
                                                Average                Average
                                   Number of    Exercise   Number of   Exercise
                                   Warrants      Price     Warrants     Price
                                   ---------   ---------   ---------   ---------
Outstanding at beginning of
   year .........................     --            --       1,552     $    0.26
Granted .........................    1,552     $    0.26        --          --
Exercised .......................       --          --          --          --
Cancelled .......................       --          --          --          --
                                   ---------   ---------   ---------   ---------
Outstanding at end of year ......    1,552     $    0.26     1,552     $    0.26
                                   ---------   ---------   ---------   ---------
Exercisable at end of year ......    1,063     $    0.26     1,088     $    0.26
                                   ---------   ---------   ---------   ---------

         The estimated fair value of such warrants issued by the Company during the year ended December 31, 2005 was $122, of which $5, $9 and $78 was recognized as expense during the three and six months ended June 30, 2006 (unaudited) and the year ended December 31, 2005.

         The fair value of options and  warrants  were  estimated on the date of
grant  using  the   Black-Scholes   option  pricing  model  with  the  following
weighted-average assumptions for the periods indicated:

Dividend yield .........................................      --
Risk-free interest rate ................................      4.50%
Expected volatility ....................................     50.00%
Expected life of options ...............................    4 years

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.  RELATED PARTIES

         On January 1, 2003, the Company entered into a Software Services Agreement with RazorStream, LLC, an affiliate of the Company through common members, pursuant to which RazorStream supervised the Company's development of various software applications and other software technologies. Under the agreement, RazorStream was entitled to own certain software technology arising from the development (the "Core Technology"), while the Company owned its pre-existing technology, certain software applications created during the development and other software applications or technology developed outside the scope of the Agreement.

         In connection with the Software Services Agreement, the parties entered into a Technology License Agreement pursuant to which RazorStream granted the Company a non-exclusive, royalty-free, worldwide perpetual license to use and otherwise exploit the Core Technology, including in source code format.

         On May 1, 2005, each of the Software Services Agreement and Technology License Agreement were terminated by mutual agreement of the parties and superseded by the License, Hosting and Services Agreement (the "License Agreement"), entered into to be effective as of May 1, 2005, to which the Company and RazorStream continue to be parties. The License Agreement terminates on December 31, 2006. Under the License Agreement, RazorStream (a) will charge the Company $5 per new subscriber account exceeding 20,000 accounts (purchasable in 20,000 account increments); (b) is entitled to (1) ten percent (10%) of the Company's total gross revenue from all active subscriber accounts billed at $25.00 or more per month total gross subscription, with a minimum amount of $3 per each such subscriber account per month, (2) terms to be mutually agreed upon by the parties for all subscriber accounts billed at less than $25.00 per month, and (3) terms to be mutually agreed upon by the parties for all advertising-based "free" subscriber accounts, provided, however that such terms will provide for a minimum amount of $0.25 per each such subscriber account per month; and (c) is entitled to a minimum guarantee of $50,000 per month, commencing April 1, 2006, that is non-refundable but that will be credited against the above fees.

         In connection with the services discussed above, the Company incurred expenses of $262, $398, $47 and $77 during the three and six months ended June 30, 2006 and 2005. Due to affiliates of $194 and $54 as of June 30, 2006 (unaudited) and December 31, 2005 represent amounts due to RazorStream. These amounts are unsecured, non-interest bearing which are due for services rendered as discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS STATEMENTS

FORWARD-LOOKING STATEMENTS

         Statements made in this Form 10-QSB (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. These forward-looking statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

         The words "we," "us," "our," and the "Company" refer to DigitalFX International, Inc. The words or phrases "may," "will," "expect," "believe," "anticipate," "estimate," "approximate," or "continue," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions, or the negative thereof, are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) our failure to implement our business plan within the time period we originally planned to accomplish; and (b) other risks that are discussed in this Form 10-QSB or included in our previous filings with the Securities and Exchange Commission ("SEC").

DESCRIPTION OF BUSINESS

CORPORATE HISTORY

         DigitalFX International, Inc. was incorporated in the State of Florida on January 23, 1991. Prior to November 2001, we provided intelligent message communications services to enterprises in the travel and hospitality sectors. In November 2001, we sold substantially all of our assets to Avery Communications, Inc. after which we continued without material business assets, operations or revenues. On June 22, 2004, we consummated the transactions contemplated by a Securities Purchase Agreement (the "Purchase Agreement") dated June 10, 2004, by and among the Company, Keating Reverse Merger Fund, LLC ("KRM Fund"), Thurston Interests, LLC ("Thurston") and certain other shareholders of the Company. The transactions resulted in a change of control whereby KRM Fund became our majority shareholder. From November 2001 through June 15, 2006, we were a public "shell" company with nominal assets.

         On May 23, 2006, we entered into an Exchange Agreement (the "Exchange Agreement") with VMdirect, L.L.C., a Nevada limited liability company ("VMdirect"), the members of VMdirect holding a majority of its membership interests (together with all of the members of VMdirect, the "VMdirect Members"), and KRM Fund. The closing of the transactions contemplated by the Exchange Agreement occurred on June 15, 2006. At the closing, we acquired all of the outstanding membership interests of VMdirect (the "Interests") from the VMdirect Members, and the VMdirect Members contributed all of their Interests to us. In exchange, we issued to the

VMdirect Members 1,014,589 shares of our Series A Convertible Preferred Stock, par value $0.01 per share (the "Preferred Shares"), which, as a result of the approval by a substantial majority of our outstanding shareholders entitled to vote and the approval by our board of directors on June 22, 2006, of amendments to our articles of incorporation that (i) changed our name to DigitalFX International, Inc., (ii) increased our authorized number of shares of common stock to 100,000,000, and (iii) adopted a 1-for-50 reverse stock split, on August 1, 2006 converted into approximately 21,150,959 shares of our common stock on a post-reverse stock split basis.

         At the closing, VMdirect became our wholly-owned subsidiary. The exchange transaction was accounted for as a reverse merger (recapitalization) with VMdirect deemed to be the accounting acquirer, and us deemed to be the legal acquirer.

         As a result of the  closing  of the  transactions  contemplated  by the
Exchange  Agreement,  the  VMdirect  Members  hold  approximately  95.8%  of the outstanding shares of our common stock, and our shareholders existing immediately prior to the closing hold approximately 923,497 shares of our common stock, representing approximately 4.2% of our outstanding shares of common stock.

BUSINESS OVERVIEW

         DigitalFX International, Inc. is a social networking and digital communications company. We develop and market proprietary web-based social networking software applications, including video email, video instant messaging and live webcasting. We bundle our proprietary applications with other open source applications and sell them as an integrated suite through an Internet-based subscription model. Our Web 2.0 communication tools enable users to create, transcode, send, manage and store all forms of digital media content (i.e., photos, videos, music, documents). These innovative social networking applications are scalable, customizable and highly extendible. We currently market our products on the Internet and maintain affiliates in the United States, Canada, the United Kingdom, Mexico, Australia and New Zealand.

         Currently, the primary source of subscribers for these applications is our social networking website, www.helloWorld.com. helloWorld.com is a web portal utilizing a commercial-free, subscription-based application service provider model through which customers access our wide spectrum of streaming video content as well as an integrated suite of consumer-oriented streaming media applications, including video email, video chat and live web-casting. Through the portal, users are able to access their personal digital media vaults as well as a wide variety of video clips, including news, sports, music videos, and movie trailers. Retail subscriptions start at $9.95 per month, depending on the level of features desired by the customer.

         We are currently in the process of redesigning the helloWorld.com site and adding more features and functionality, including video podcasting, video blogging, media share services, social networking functionality and voice over IP capabilities. We intend to aggressively expand our subscription base by offering our suite of communications tools to affinity groups, enterprises and other social networks, using our unique multi-tiered marketing program. By providing subscribers with our rich and expanding suite of collaborative applications, we are facilitating the rapidly accelerating trends in streaming media, social networking, podcasting and self-generated content. With our dynamic marketing strategy and the remarkable ease of use of our products, we intend to simplify the digital lives of millions of subscribers.

         The principal source of our recent growth is our multi-tiered affiliate program. In the multi-tiered affiliate program, affiliates purchase business packages that range in price from $69 to $1,999. These packages provide them with the products and tools they need to get started with their VMdirect business. The business packages include web cameras, an affiliate training CD, pre-paid HELLOWorld 30-day trial accounts and access to an online administration and training center, which includes a real-time commission engine, promotional tools, contact management systems, a video email auto-responder and other marketing tools. With these tools, affiliates use their personal sales efforts to share the benefits of HELLOWorld with others. Viral marketing dynamics occur as customers use the digital communications tools and share the opportunity to resell HELLOWorld. Affiliates earn commissions by enrolling customers and other affiliates, participating in an enrollment matrix that pays commissions up to eight levels deep.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2005

         Revenues increased $5,078,000 or 645% to $5,865,000 in the quarter ended June 30, 2006 from $787,000 for the corresponding period in 2005. This increase was due to a significant increase in our customer base who are generating, on average, more revenue per customer. This has occurred, in part, to our penetration into international markets, specifically in the United Kingdom, Australia and New Zealand.

         Gross Profit increased $4,142,000 to $4,679,000 in the quarter ended June 30, 2006 from $537,000 for the corresponding period in 2005. Gross profit as a percentage of net sales was 80% for the quarter ended June 30, 2006 and 68% for the corresponding period in 2005. This was due to higher margins realized on the product selections of the expanding customer base, to cost improvements and to economies of scale in services provided for recurring products.

         Commissions and bonuses paid to affiliates increased $2,457,000 or 798% to $2,765,000 in the quarter ended June 30, 2006 from $308,000 in the corresponding period in 2005. This increase is primarily related to sales volume growth. Additionally, as a percentage of net sales, commission expenses increased from 39% to 47% due to more lucrative commission payments as affiliates advance in rank.

         Operating Expenses include Product Development, Marketing, Customer and Technical Support and General and Administrative. Total Operating Expenses increased $705,000 or 116% to $1,314,000 in the quarter ended June 30, 2006 from $609,000 for the corresponding period in 2005. As a percentage of net sales, operating expenses decreased from 77% in the quarter ended June 30, 2005 to 22% in the corresponding period in 2006. The increased spending was primarily associated with product development, marketing programs, staffing additions and increased merchant fees directly related to sales volume.

         Operating Profit improved $345,000 from a loss of $380,000 in quarter ended June 30, 2006 to an Operating Loss of $35,000 in the corresponding period in 2006. This loss included $635,000 in expenses relating to an Exchange transaction. Without the exchange transaction expenses, Operating Income would have been $600,000 for the quarter ended June 30, 2006. This improvement over the corresponding period in 2005 was the result of the increase in revenue and leveraged Operating expenses.

         Other Income (Expense) net was ($11,000) in the quarter ended June 30, 2006 as compared with nil in the corresponding quarter in 2005.

         Net Loss improved $334,000 from a loss of $380,000 in the quarter ended June 30, 2005 to a Net Loss of $46,000 in the corresponding period in 2005 as a result of the combination of the factors discussed above.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2005

         Revenues increased $7,767,000 or 573% to $9,122,000 for the six months ended June 30, 2006 from $1,355,000 for the corresponding period in 2005. This increase was due to a significant increase in our customer base who are generating, on average, more revenue per customer. This has occurred, in part, to our penetration into international markets, specifically in the United Kingdom, Australia and New Zealand.

         Gross Profit increased $6,259,000 to $7,245,000 for the six months ended June 30, 2006 from $986,000 for the corresponding period in 2005. Gross profit as a percentage of net sales was 79% for the six months ended June 30, 2006 and 73% for the corresponding period in 2005. This was due to higher margins realized on the product selections of the expanding customer base, to cost improvements and to economies of scale in services provided for recurring products.

         Commissions and bonuses paid to affiliates increased $3,852,000 or 729% to $4,380,000 for the six months ended June 30, 2006 from $528,000 in the corresponding period in 2005. This increase is primarily related to sales volume growth. Additionally, as a percentage of net sales, commission expenses increased from 39% to 48% due to more lucrative commission payments as affiliates advance in rank.

         Operating Expenses increased $984,000 or 80% to $2,213,000 for the six months ended June 30, 2006 from $1,229,000 for the corresponding period in 2005. As a percentage of net sales, operating expenses decreased from 90% for the six months ended June 30, 2005 to 24% in the corresponding period in 2006. The increased spending was primarily associated with product development, marketing programs, the expansion of technical support personnel, other staffing additions and increased merchant fees directly related to sales volume.

         Operating Profit improved $788,000 from a loss of $771,000 for the six months ended June 30, 2005 to Operating Income of $17,000 in the corresponding period in 2006. This increase in Operating profit was the result of the increase in revenue and leveraged Operating expenses.

         Other Income (Expense) net was ($22,000) for the six months ended June 30, 2006 as compared with nil for the six months ended June 30, 2005.

         Net Loss improved $765,000 from a loss of $771,000 in the quarter ended June 30, 2005 to a Net loss of $5,000 in the corresponding period in 2005 as a result of the combination of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Our  cash   requirements   are   principally   for   working   capital.
Historically, we funded our working capital needs through the sale of equity interests and through additional capital contributions by our former members.

         For the six months ended June 30, 2006, cash provided by operating activities was $149,000 and consisted of a net loss of $5,000 increased by non-cash items of $78,000 and decreased by $75,000 due to changes in other operating assets and liabilities. The latter consisted of increases in accounts payable and accrued expenses of $1,130,000 offset by increases in accounts receivable of $357,000, inventory of $145,000, and other assets of $553,000.

         For the six months ended June 30, 2005, cash used in operating activities was $879,000 and consisted of a net loss of $772,000, decreased by non-cash items of $15,000 and increased by $123,000 due to changes in other operating assets and liabilities. The latter consisted of increases in accounts payable and accrued expenses of $86,000 partially offset by increases in current assets of $46,000 and other assets of $163,000.

         Investing Activities during the six months ended June 30, 2006 and 2005 were the result of capital expenditures, primarily for computer and video equipment and software licenses.

         Financing Activities during the six months ended June 30, 2006 and 2005 consisted entirely of proceeds from the sale of equity interests and additional capital contributions by former members. Cash provided by financing activities decreased $644,000 to $310,000 from $954,000.

         We expect that with our present cash flows from operating activities, we will have adequate working capital to continue to grow our operations and develop our products, international markets and business plan as anticipated. While there is currently no definitive plan of debt or equity financing, there is no assurance that external financing will be available if needed in the future, or if available, that it would be available on terms acceptable to us.

CREDIT FACILITIES

         In Fiscal 2005, we set up a business credit line with Wells Fargo Bank for $65,000 at an annual percentage rate of 12.75%. We utilized this credit line in Fiscal 2005 in February for $7,000 and in August for $11,000. Both borrowings were paid off within 60 days.

DEBT

         On August 22, 2002 the Company issued a promissory note in the principal amount of $50,000 to an individual in order to fund working capital needs. The note accrues interest at a rate of 5%. The note and accrued interest were paid in full in April 2006.

OFF-BALANCE SHEET ARRANGEMENTS

         We have no off-balance sheet arrangements or financing activities with special purpose entities.

BACKLOG

         Backlog is only relevant to our affiliate business packages and merchandise product lines. We do not believe that backlog is a meaningful indicator of future business prospects due to the short period of time from customer kit or merchandise order to product shipment. Most products are shipped one to two days from the date ordered; therefore, backlog information is not material to an understanding of our business.

GEOGRAPHIC INFORMATION

         Sales in the United States and Canada accounted for 88% and 96% of our revenue for the three months ended June 30, 2006 and 2005. International sales in the United Kingdom accounted for the remaining revenue in 2005. Sales in the United Kingdom, Mexico, Australia and New Zealand accounted for the remaining revenue in 2006. Sales in the United States and Canada for the six months ended June 30, 2006 accounted for 87% of revenue and 98% of revenue for the corresponding period in 2005. International sales in the United Kingdom represented the remaining 2% for the six months ended June 30, 2005. International sales in the United Kingdom, Mexico, Australia and New Zealand accounted for the remaining 13% in the six months ended June 30, 2006. All of our significant fixed assets are located in the United States.

CRITICAL ACCOUNTING POLICIES

CRITICAL ACCOUNTING POLICIES

         We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the US, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

REVENUES

         Revenue is generated through the sale of video mail subscriptions to both Affiliate and retail customers and selling aids to Affiliates reduced by sales returns to arrive at net sales. These sales are, in part, on a continuity basis, in which these customers agree to accept monthly charges for recurring services. Revenue related to individual orders of products by customers is recognized upon shipment, while revenues for services are recognized as the underlying services are provisioned. Deferred revenue consists primarily of advanced payments for Company products or services not yet shipped or performed. Fulfillment of product orders is handled both internally and through third-parties, and in all cases VMdirect has title to the goods prior to shipment. In addition, consigned inventory, held at third-party distribution facilities, is recorded in revenue upon the sale and shipment to the Company's customers.

SHIPPING AND HANDLING FEES

         Shipping and handling costs billed to customers are included in sales and the related costs are included in cost of goods sold. Shipping and handling costs are charged to expense as incurred.

PRODUCT RETURNS

         Products returned within the first 30 days of purchase will be refunded at 90 percent of the sales price to first-time purchasers. This 30 day return policy is offered to members only on their first order of any given product offered by the Company. Returned product that was damaged during shipment to the customer is 90 percent refundable. Product returns are tracked for a potential reserve founded on historical experience.

         Allowance for product returns are provided at the time the product is shipped. This accrual is based upon historic trends and experience. If the actual product returns differ from past experience, changes in the allowance are made. Allowances for chargebacks or disputed charges are provided based on historical data. If actual chargeback activity differs from past experience, changes in the allowance is made.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Our receivables consist primarily of receivables from credit card companies, arising from the sale of product and services to our customers. We do not record an allowance for doubtful accounts, as monies processed by the merchant processors are collected within three to five days.

INVENTORIES

         Inventories are written down to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management's assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if written-off inventory is sold.

RECENT ACCOUNTING POLICIES

         In May 2005, the FASB issued Statement No. 154 ("SFAS 154") "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. In the event the Company changes accounting principles, it will evaluate the impact of SFAS 154.

RISK FACTORS

YOU  SHOULD  CAREFULLY  CONSIDER  THE  FOLLOWING  RISK  FACTORS  AND  ALL  OTHER
INFORMATION CONTAINED IN THIS REPORT BEFORE PURCHASING SHARES OF OUR COMMON STOCK. INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IF ANY OF THE FOLLOWING EVENTS OR OUTCOMES ACTUALLY OCCURS, OUR BUSINESS OPERATING RESULTS AND FINANCIAL CONDITION WOULD LIKELY SUFFER. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF THE MONEY YOU PAID TO PURCHASE OUR COMMON STOCK.

RISKS RELATING TO OUR BUSINESS

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND OUR STOCK PRICE COULD DECLINE OR FLUCTUATE IF OUR RESULTS DO NOT MEET THE EXPECTATION OF ANALYSTS OR INVESTORS.

         Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include:

         o        the timing of our introduction of new products;

         o        the level of consumer acceptance of each new product;

         o general economic and industry conditions that affect consumer spending;

         o        the timing of expenditures in anticipation of increased sales;
                  and

         o        actions of competitors.

         As a result of fluctuations in our revenue and operating expenses that may occur, management believes that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In that case, our common stock price could fluctuate significantly or decline.

WE  MAY  NEED   ADDITIONAL   FUNDING  TO  SUPPORT  OUR  OPERATIONS  AND  CAPITAL
EXPENDITURES. SUCH FUNDS MAY NOT BE AVAILABLE TO US, WHICH LACK OF AVAILABILITY COULD ADVERSELY AFFECT OUR BUSINESS.

         We intend to fund our operations and capital expenditures from cash flow from operations and our cash on hand. We believe we will have sufficient funds to finance the cost of our operations and planned expansion in the foreseeable future. However, we expect that we may need additional capital to continue and expand our operations. As part of our planned growth and expansion, we will be required to make expenditures necessary to expand and improve our operating and management infrastructure. We also plan to invest more heavily in research and development of new products and services. In addition, we may need additional funds to pursue business opportunities (such as acquisitions of complementary businesses), to react to unforeseen difficulties or to respond to competitive pressures.

         If our capital resources are insufficient, we will need to raise additional funds. We currently have no committed sources of additional capital, and there can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to existing shareholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of the implementation of our business strategy. This limitation could substantially harm our business, results of operations and financial condition.

WHILE WE RECENTLY ACHIEVED AN OPERATING PROFIT, WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCE THAT WE CAN MAINTAIN OR INCREASE PROFITABILITY.

         While we achieved an operating profit for the six months ended June 30, 2006, we have a history of operating losses. Given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR GROWTH.

         Our strategy envisions growing our business. We plan to expand our technology, sales, administrative and marketing organizations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure you that we will be able to:

         o expand our systems effectively, efficiently or in a timely manner;

         o        allocate our human resources optimally;

         o        meet our capital needs;

         o        identify  and  hire  qualified   employees  or  retain  valued
                  employees; or

         o incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

         Our inability or failure to manage our growth and expansion effectively could harm our business and materially and adversely affect our operating results and financial condition.

A SIGNIFICANT MAJORITY OF OUR REVENUES HAVE BEEN DERIVED FROM SALES TO OUR MULTI-TIER AFFILIATES, AND OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO CONTINUE THE GROWTH OF OUR AFFILIATE BASE, AS WELL AS TO EXPAND OUR SUBSCRIPTION AND ADVERTISING BASED REVENUE MODELS.

         To date, our growth has been derived primarily from the expansive growth of our multi-tiered affiliate base. Our success and the planned growth and expansion of our business depends on us achieving greater and broader acceptance in our existing market segment by expanding our direct subscription sales and by growing our prepaid trial accounts. There can be no assurance that consumers will subscribe to our product offerings through these direct models. Though we plan to spend significant amounts on promotion, marketing and advertising to increase awareness, we cannot guarantee that these expenses will generate the desired product awareness or commensurate increase in users of our product offerings. If we are unable to effectively market or expand these business models, and if our affiliate enrollment does not continue to grow, we will be unable to grow and expand our business or implement our business strategy as described in this report. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

WE  MAY  BE  UNABLE  TO  COMPETE   SUCCESSFULLY   AGAINST  EXISTING  AND  FUTURE
COMPETITORS, WHICH COULD DECREASE OUR REVENUE AND MARGINS AND HARM OUR BUSINESS.

         The social networking and digital communications industries are highly competitive. Our future growth and financial success depend on our ability to further penetrate and expand our user base, as well as our ability to grow our revenue models. Our competitors possess greater resources than we do and in many cases are owned by companies with broader business lines. For example, we encounter competition in the social networking space from www.myspace.com, a company recently acquired by News Corporation, and we offer video instant messaging services similar to those offered at www.skype.com, a subsidiary of eBay, Inc. There can be no assurance that we will be able to maintain our growth rate or increase our market share in our industry at the expense of existing competitors.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

         We rely in part on patent, trade secret, unfair competition, trade dress and trademark law to protect our rights to certain aspects of our product offerings, including our software technologies, domain names and recognized trademarks, all of which we believe are important to the success of our products and our competitive position. There can be no assurance that any of our trademark applications will result in the issuance of a registered trademark, or that any trademark granted will be effective in thwarting competition or be held valid if subsequently challenged. In addition, there can be no assurance that the actions taken by us to protect our proprietary rights will be adequate to prevent imitation of our products, that our proprietary information will not become known to competitors, that we can meaningfully protect our rights to unpatented proprietary information or that others will not independently develop substantially equivalent or better products that do not infringe on our intellectual property rights. We could be required to devote substantial resources to enforce and protect our intellectual property, which could divert our resources and result in increased expenses. In addition, an adverse determination in litigation could subject us to the loss of our rights to particular intellectual property, could require us to grant licenses to third parties, could prevent us from selling or using certain aspects of our products or could subject us to substantial liability, any of which could harm our business.

WE MAY BECOME SUBJECT TO LITIGATION FOR INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

         Others may initiate claims against us for infringing on their intellectual property rights. We may be subject to costly litigation relating to such infringement claims and we may be required to pay compensatory and punitive damages or license fees if we settle or are found culpable in such litigation. In addition, we may be precluded from offering products that rely on intellectual property that is found to have been infringed by us. We also may be required to cease offering the affected products while a determination as to infringement is considered. These developments could cause a decrease in our operating income and reduce our available cash flow, which could harm our business and cause our stock price to decline.

WE MAY BE UNABLE TO ATTRACT AND RETAIN QUALIFIED, EXPERIENCED, HIGHLY SKILLED PERSONNEL, WHICH COULD ADVERSELY AFFECT THE IMPLEMENTATION OF OUR BUSINESS PLAN.

         Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel. If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Craig Ellins and the other members of our senior management team. We do not have long-term employment agreements with any of the members of our senior management team, each of whom may voluntarily terminate his employment with us at any time. Following any termination of employment, these employees would not be subject to any non-competition covenants. The loss of any key employee, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industries could harm our business.

OUR SENIOR MANAGEMENT'S LIMITED RECENT EXPERIENCE MANAGING A PUBLICLY TRADED COMPANY MAY DIVERT MANAGEMENT'S ATTENTION FROM OPERATIONS AND HARM OUR BUSINESS.

         Our management team has relatively limited recent experience managing a publicly traded company and complying with federal securities laws, including compliance with recently adopted disclosure requirements on a timely basis. Our management will be required to design and implement appropriate programs and policies in responding to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.

IF WE ARE NOT ABLE TO RESPOND TO THE ADOPTION OF TECHNOLOGICAL INNOVATION IN OUR INDUSTRY AND CHANGES IN CONSUMER DEMAND, OUR PRODUCTS WILL CEASE TO BE COMPETITIVE, WHICH COULD RESULT IN A DECREASE IN REVENUE AND HARM OUR BUSINESS.

         Our future success will depend, in part, on our ability to keep up with changes in consumer tastes and our continued ability to differentiate our products through implementation of new technologies. We may not, however, be able to successfully do so, and our competitors may be able to implement new technologies at a much lower cost. These types of developments could render our products less competitive and possibly eliminate any differentiating advantage that we might hold at the present time.

RISKS RELATING TO OUR COMMON STOCK

THERE IS A LIMITED TRADING MARKET FOR OUR COMMON STOCK.

         Although prices for our shares of common stock are quoted on the NASD's OTC Bulletin Board (under the symbol DFXN), there is no established public trading market for our common stock, and no assurance can be given that a public trading market will develop or, if developed, that it will be sustained.

THE  LIQUIDITY  OF OUR COMMON  STOCK WILL BE  AFFECTED  BY ITS  LIMITED  TRADING
MARKET.

         Bid and ask prices for shares of our common stock are quoted on the OTC Bulletin Board under the symbol DFXN. There is currently no broadly followed, established trading market for our common stock. While we are hopeful that we will command the interest of a greater number of investors, an established trading market for our shares of common stock may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our common stock. As a result of the lack of trading activity, the quoted price for our common stock on the OTC Bulletin Board is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

IF AND WHEN A TRADING MARKET FOR OUR COMMON STOCK DEVELOPS, THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS, AND YOU MAY BE UNABLE TO RESELL YOUR SHARES AT OR ABOVE THE OFFERING PRICE.

         The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including announcements of new products or services by our competitors. In addition, the market price of our common stock could be subject to wide fluctuations in response to a variety of factors, including:

         o        quarterly variations in our revenues and operating expenses;

         o developments in the financial markets, and the worldwide or regional economies;

         o announcements of innovations or new products or services by us or our competitors;

         o        fluctuations in merchant credit card interest rates;

         o significant sales of our common stock or other securities in the open market; and

         o        changes in accounting principles.

         In the past, shareholders have often instituted securities class action litigation after periods of volatility in the market price of a company's securities. If a shareholder were to file any such class action suit against us, we would incur substantial legal fees and our management's attention and resources would be diverted from operating our business to respond to the litigation, which could harm our business.

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD CAUSE OUR STOCK PRICE TO FALL.

         Upon the effectiveness of any registration statement that we may file with respect to the resale of shares held by our shareholders, a significant number of our shares of common stock may become eligible for sale. The sale of these shares could depress the market price of our common stock. Sales of a significant number of shares of our common stock in the open market could harm the market price of our common stock. A reduced market price for our shares could make it more difficult to raise funds through future offerings of common stock.

         Moreover, as additional shares of our common stock become available for resale in the open market (including shares issued upon the exercise of our outstanding warrants), the supply of our publicly traded shares will increase, which could decrease its price.

         Some of our shares may also be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market shares up to an amount equal to 1% of the outstanding shares.

THE SALE OF SECURITIES BY US IN ANY EQUITY OR DEBT FINANCING COULD RESULT IN DILUTION TO OUR EXISTING SHAREHOLDERS AND HAVE A MATERIAL ADVERSE EFFECT ON OUR EARNINGS.

         Any sale of common stock by us in a future private placement offering could result in dilution to the existing shareholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth, by acquiring complementary businesses, by acquiring or licensing additional brands, or by establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our shareholders' stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our earnings and results of operations.

THE TRADING OF OUR COMMON STOCK ON THE OTC BULLETIN BOARD AND THE POTENTIAL DESIGNATION OF OUR COMMON STOCK AS A "PENNY STOCK" COULD IMPACT THE TRADING MARKET FOR OUR COMMON STOCK.

         Our securities, as traded on the OTC Bulletin Board, may be subject to SEC rules that impose special sales practice requirements on broker-dealers who sell these securities to persons other than established customers or accredited investors. For the purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction before the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefor.

         In addition, the SEC has adopted a number of rules to regulate "penny stock" that restrict transactions involving these securities. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. These rules may have the effect of reducing the liquidity of penny stocks. "Penny stocks" generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Because our securities may constitute "penny stock" within the meaning of the rules, the rules would apply to us and to our securities.

         Shareholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of commercially reasonable limitations to prevent the described patterns from being established with respect to our securities.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE, AND ANY RETURN ON INVESTMENT MAY BE LIMITED TO POTENTIAL FUTURE APPRECIATION ON THE VALUE OF OUR COMMON STOCK.

         We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. To the extent we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, which may never occur. In addition, investors must rely on sales of their common stock after price appreciation as the only way to realize their investment, and if the price of our stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not purchase our common stock.

OUR OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS CAN EXERT SIGNIFICANT INFLUENCE OVER US AND MAY MAKE DECISIONS THAT ARE NOT IN THE BEST INTERESTS OF ALL SHAREHOLDERS.

         Our officers, directors and principal shareholders (greater than 5% shareholders) collectively control approximately 85% of our outstanding common stock. As a result, these shareholders will be able to affect the outcome of, or exert significant influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

ANTI-TAKEOVER PROVISIONS MAY LIMIT THE ABILITY OF ANOTHER PARTY TO ACQUIRE US, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

         Our articles of incorporation, as amended, our bylaws and Florida law contain provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our shareholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

ITEM 3.  CONTROLS AND PROCEDURES

         As of June 30, 2006, the end of the period covered by this Report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

         There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On May 23, 2006, we entered into an Exchange Agreement with VMdirect, the members of VMdirect holding a majority of its membership interests, and KRM Fund. The closing of the transactions contemplated by the Exchange Agreement occurred on June 15, 2006. At the closing, we acquired all of the outstanding Interests from the VMdirect Members, and the VMdirect Members contributed all of their Interests to us. In exchange, we issued to the VMdirect Members 1,014,589 shares of our Series A Convertible Preferred Stock, par value $0.01 per share which, as a result of the approval by a substantial majority of our outstanding shareholders entitled to vote and the approval by our board of directors on June 22, 2006, of amendments to our articles of incorporation that (i) changed our name to DigitalFX International, Inc., (ii) increased our authorized number of shares of common stock to 100,000,000, and (iii) adopted a 1-for-50 reverse stock split, on August 1, 2006 converted into approximately 21,150,959 shares of our common stock.

         As a result of the  closing  of the  transactions  contemplated  by the
Exchange  Agreement,  the  VMdirect  Members  hold  approximately  95.8%  of the outstanding shares of our common stock, and our shareholders existing immediately prior to the closing hold approximately 923,497 shares of our common stock, representing approximately 4.2% of our outstanding shares of common stock.

         In connection with the above stock issuances, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Act. Each of the purchasers was an accredited investor or an investor with whom we or one of our affiliates had a prior business relationship. As a result, no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, we relied upon one or more of the exemptions from registration contained in Section 4(2) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         As set forth in a Definitive Information Statement on Schedule 14C, filed by us with the Securities and Exchange Commission on July 7, 2006, and pursuant to a Certificate of Amendment to our Articles of Incorporation, as filed with the Secretary of State of the State of Florida on August 1, 2006, effective as of August 1, 2006, we:

         o        changed our name to DigitalFX International, Inc.;

         o caused an increase to our authorized shares of Common Stock to 100,000,000 shares; and

         o        caused a 1-for-50 reverse stock split.

         Shareholders holding an aggregate of 82.7% of our total combined voting power approved the foregoing actions on June 22, 2006 by delivering an executed shareholder written consent to our board of directors. Pursuant to the shareholder written consent, our board of directors approved the foregoing actions also on June 22, 2006.

ITEM 6.  EXHIBITS

         See attached Exhibit Index.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DIGITALFX INTERNATIONAL, INC.

Date: August 14, 2006                          By:  /S/ LORNE WALKER
                                                    ------------------------
                                                     Lorne Walker
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   EXHIBIT TITLE
-------  -----------------------------------------------------------------------
2.1 Exchange Agreement by and between the Registrant, VMdirect, L.L.C. and the members of VMdirect, L.L.C. owning a majority of the membership interests thereof, dated May 23, 2006. (1)

3.1.1 Articles of Amendment of Articles of Incorporation of the Registrant effective June 7, 2006 (2)

3.1.2 Articles of Amendment of Articles of Incorporation of the Registrant effective August 1, 2006. (3)

10.1     Financial   Advisory  Agreement  between  the  Registrant  and  Keating
         Securities, LLC. (4)

10.2     2006 Stock Incentive Plan. (5)

31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------

(1) Filed previously as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File #: 000-27551), filed with the Securities and Exchange Commission on May 25, 2006, and incorporated herein by this reference.

(2) Filed previously as Exhibit 3.2 to the Registrant's Current Report on Form 8-k (File #: 000-27551) filed with the Securities and Exchange Commission on June 19, 2006.

(3) Filed previously as Exhibit A to the Registrant's Definitive Information Statement on Schedule 14C (File #: 000-27551), filed with the Securities and Exchange Commission on July 7, 2006, and incorporated herein by this reference.

(4) Filed previously as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File #: 000-27551), filed with the Securities and Exchange Commission on June 19, 2006, and incorporated herein by this reference.

(5) Filed previously as Exhibit B to the Registrant's Definitive Information Statement on Schedule 14C (File #: 000-27551), filed with the Securities and Exchange Commission on July 7, 2006, and incorporated herein by this reference.