Form 10QSB
period 2006-09-30
DigitalFX International Inc
filed 2006-11-14
CIK 1095691

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2006

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

                                 (702) 938-9300
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                     ----   ----

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).                             YES     NO  X
                                                                     ----   ----

As of November 13, 2006, 22,115,377 shares of the registrant's common stock were outstanding.

Transitional  Small  Business  Disclosure  Format (Check One):    YES     NO  X
                                                                     ----   ----

                                  TABLE OF CONTENTS
                                                                                         Page

PART I   Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited)                                  3

         Condensed Consolidated Statements of Operations (Unaudited)                        4

         Condensed Consolidated Statement of Stockholders' Equity (Deficit) (Unaudited)     5

         Condensed Consolidated Statements of Cash Flows (Unaudited)                        6

         Notes to Condensed Consolidated Financial Statements (Unaudited)                   7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                         20

Item 3.  Controls and Procedures                                                           35


PART II  Other Information

Item 1.  Legal Proceedings                                                                 36

Item 6.  Exhibits                                                                          36

                                     PART I

ITEM  1.     FINANCIAL  STATEMENTS

            DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       2006            2005
                                                                  ------------------------------
                          ASSETS                                    (unaudited)
Current assets:
    Cash and cash equivalents                                     $        1,779            265
    Accounts receivable, net                                                 212             27
    Inventories, net                                                         180            154
    Prepaid bandwidth charges, affiliate                                      86              -
    Prepaid expenses and other assets                                        276             25
    Deferred income taxes, net                                                91              -
                                                                  ------------------------------

                                            Total current assets           2,624            471
Property and equipment, net                                                  309            238
Deposits, merchant processors                                                521            150
Other assets                                                                   -             25
                                                                  ------------------------------

                                                    Total assets  $        3,454            884
                                                                  ==============================

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                              $          522            343
    Accrued expenses                                                         751            413
    Accrued commissions                                                    1,392            424
    Due to affiliate                                                         256             54
    Income tax payable                                                       198              -
    Note payable                                                               -             50
                                                                  ------------------------------

                                       Total current liabilities           3,119          1,284
                                                                  ------------------------------

Commitments and Contingencies

Stockholders' equity (deficit):

    Preferred Stock, $0.01 par value,
        5,000,000 shares authorized, no
        shares issued and outstanding                                          -              -
    Common Stock, $0.001 par value,
        100,000,000 shares authorized,
        22,115,377 and 19,631,179 shares
        issued and outstanding                                                22             20
    Additional Paid In Capital                                             4,925          4,440
    Deferred Compensation                                                      -            (57)
    Other comprehensive loss                                                 (11)            (1)
    Accumulated deficit                                                   (4,601)        (4,802)
                                                                  ------------------------------

                            Total stockholders' equity (deficit)             335           (400)
                                                                  ------------------------------
            Total liabilities and stockholders' equity (deficit)  $        3,454            884
                                                                  ==============================

            See Notes to Condensed Consolidated Financial Statements

                             DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNAUDITED)

                                                       Nine months ended September 30,        Three months ended September 30,
                                                   --------------------------------------  ---------------------------------------
                                                         2006                2005                 2006                2005
----------------------------------------------------------------------------------------------------------------------------------
Revenues                                           $         16,232   $            2,876   $           7,109   $            1,521
Cost of revenues                                              3,272                  808               1,497                  438
                                                   -----------------  -------------------  ------------------  -------------------

Gross profit                                                 12,960                2,068               5,612                1,083

Commission expenses                                           7,582                1,236               3,188                  708
Other operating expenses                                      4,328                1,772               2,030                  550
                                                   -----------------  -------------------  ------------------  -------------------

Operating income (loss)                                       1,050                 (940)                394                 (175)

Other expenses:
Expenses relating to exchange transaction                       635                    -                   -                    -
Other expenses, net                                              46                   18                  55                    6
                                                   -----------------  -------------------  ------------------  -------------------

Other expenses                                                  681                   18                  55                    6
                                                   -----------------  -------------------  ------------------  -------------------

Income (Loss) before provision for  income taxes                369                 (958)                339                 (181)

Provision for Income taxes                                      168                    -                 139                    -
                                                   -----------------  -------------------  ------------------  -------------------

Net Income (Loss)                                  $            201   $             (958)  $             200   $             (181)
                                                   =================  ===================  ==================  ===================

Net Income (Loss) per share:
  Basic                                            $           0.01   $            (0.05)  $            0.01   $            (0.09)
                                                   =================  ===================  ==================  ===================

  Fully diluted                                    $           0.01   $            (0.05)  $            0.01   $            (0.09)
                                                   =================  ===================  ==================  ===================

Weighted average shares outstanding:
  Basic                                                  20,597,256           19,917,435          22,094,617           19,917,435
                                                   =================  ===================  ==================  ===================

  Fully diluted                                          23,141,961           19,917,435          24,831,236           19,917,435
                                                   =================  ===================  ==================  ===================

                        See Notes to Condensed Consolidated Financial Statements

                           DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                         (IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                          Additional                        Other
                                      Common     Stock     Paid-In        Deferred      Comprehensive    Accumulated
                                      Shares    Amount     Capital      Compensation        Loss           Deficit      Total
------------------------------------------------------------------------------------------------------------------------------
Opening balance, January 1, 2006    19,631,179  $    20  $     4,440   $         (57)  $           (1)  $     (4,802)  $ (400)

    Reclassification  of
    deferred compensation                    -        -          (57)             57                -              -        -

    Issuance of common stock         1,519,780        1          624               -                -              -      625

    Distributions                            -        -         (265)              -                -              -     (265)

    Amortization of fair
    value of warrants                        -        -          129               -                -              -      129

    Amortization of fair
    value of options                         -        -           55               -                -              -       55

    Effect of merger transaction       964,418        1           (1)              -                -              -        -

    Foreign currency translation             -        -            -               -              (10)             -      (10)

    Net income for the nine-months
    ended September 30, 2006                 -        -            -               -                -            201      201
                                    ----------  -------  ------------  --------------  ---------------  -------------  -------

ENDING BALANCE, SEPTEMBER 30, 2006  22,115,377  $    22  $     4,925   $           -   $          (11)  $     (4,601)  $  335
------------------------------------------------------------------------------------------------------------------------------

            See Notes to Condensed Consolidated Financial Statements

             DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS, UNAUDITED)

                                                                  Nine months ended September 30
                                                              ------------------------------------
                                                                    2006               2005
                                                              -----------------  -----------------
Operating activities:
    Net income (loss)                                         $            201   $           (958)
      Adjustment to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                                     97                 54
          Foreign currency translation                                     (10)               (80)
          Equity based compensation expense                                184                  -
          Deferred income taxes                                            (91)                 -
    Changes in assets and liabilities:
          Accounts receivable                                             (185)                (7)
          Inventory                                                        (26)               (56)
          Other assets                                                    (683)               (95)
          Accounts payable and accrued expenses                          1,681                270
          Due to affiliate                                                 203                (66)
                                                              -----------------  -----------------

  Net cash provided by (used in) operating activities                    1,371               (938)
                                                              -----------------  -----------------

Investing activities:
    Purchases of property and equipment                                   (167)               (23)
                                                              -----------------  -----------------

                     Net cash used in investing activities                (167)               (23)
                                                              -----------------  -----------------

Financing activities:
    Net proceeds from sale of equity                                       625                989
    Principal payments on note payable                                     (50)                 -
    Distributions                                                         (265)                 -
                                                              -----------------  -----------------

          Net cash provided by financing activities                        310                989
                                                              -----------------  -----------------

Change in cash and cash equivalents                                      1,514                 28
Cash and cash equivalents, beginning of period                             265                 17
                                                              -----------------  -----------------

Cash and cash equivalents, end of period                      $          1,779   $             45
                                                              ================   =================

Supplemental cash flow information:
    Cash paid for interest                                    $             11   $              -
    Cash paid for income taxes                                $              -   $              -

            See Notes to Condensed Consolidated Financial Statements

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

     The consolidated financial statements include the accounts of the Company, VMdirect, L.L.C. ("VMdirect") and its wholly-owned U.K. subsidiary, and the Company's wholly-owned Nevada subsidiaries. Inter-company transactions and balances have been eliminated. The interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, and the cash flows for the six months ended September 30, 2006 and 2005. The Company's audited financial statements as of and for the years ended December 31, 2005 and 2004 are included in its 8-K filing on June 19, 2006.

MERGER  AND  STOCK  SPLIT

     On June 15, 2006, Qorus.com, Inc., an inactive Florida corporation ("Qorus") with no current operations, issued to the Company's members 1,014,589 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of Qorus (the "Preferred Stock"), which were converted into 1,057,547,456 shares of Qorus' common stock ("Conversion Shares"). The number of shares of Preferred Stock issued to the Members and the number of Conversion Shares gives effect to the issuance of 289,292 membership units by VMdirect for an aggregate purchase price of $625,000, a transaction that was completed immediately prior to the Closing. The transaction has been accounted for as a reverse merger (recapitalization) with the Company deemed the accounting acquirer, and Qorus the legal acquirer. As such, the financial statements herein reflect the historical activity of Qorus since its inception, and the historical stockholders' equity of Qorus has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to any differences in the par value offset to additional paid in capital. Subsequent to the consummation of this transaction, Qorus changed its name to DigitalFX International, Inc.

     On August 1, 2006, the Company affected a 1 for 50 reverse stock split. The effect of this stock split was reflected in the financial statements retroactively as if the stock split occurred at the beginning of the earliest period reported.

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

     At September 30, 2006 (unaudited) and December 31, 2005, the Company had $521 and $150, respectively, of funds held by banks as reserves against any possible charge backs and returns on credit card transactions related to customer disputes that are not offset against the Company's daily sales deposit activity. These amounts are reflected as Deposit, Merchant Processors on the Company's balance sheet.

INVENTORIES

     Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. As of September 30, 2006 and December 31, 2005, inventories consisted of finished goods. The Company periodically reviews the on hand inventory for obsolete finished goods.

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

REVENUES

     Revenue is generated through the sale of video mail subscriptions to both Affiliate and retail customers, event registrations and selling aids to Affiliates reduced by sales returns to arrive at net sales. These sales are, in part, on a continuity basis, in which these customers agree to accept monthly charges for recurring services. Revenue related to individual orders of products by customers is recognized upon shipment, while revenues for services are recognized as the underlying services are provisioned. Deferred revenue consists primarily of advanced payments for Company products or services not yet shipped or performed. Fulfillment of product orders is handled both internally and through third-parties, and in all cases the Company has title to the goods prior to shipment. In addition, consigned inventory, held at third-party distribution facilities, is recorded in revenue upon the sale and shipment to the Company's customers.

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE  2.  ACCOUNTING  POLICIES  (CONTINUED)

SHIPPING  AND  HANDLING  FEES

     Shipping and handling costs billed to customers are included in sales and the related costs are included in cost of goods sold. Shipping and handling costs are charged to expense as incurred. Total shipping and handling costs of $97, $251, $25 and $63 are included in cost of goods sold for the three months and nine months ended September 30, 2006 and 2005, respectively.

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

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE  2.  ACCOUNTING  POLICIES  (CONTINUED)

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

     Pro forma information regarding net income (loss) per share is required by SFAS No. 123 as if the Company had accounted for its employee stock options and warrants under the fair value method of such statement. However, during the three months and nine months ended September 30, 2005, the Company did not issue or have outstanding any unvested stock options or warrants to officers, directors and employees that vested during such periods. Accordingly, no pro forma financial disclosure has been presented for the three months and nine months ended September 30, 2005.

EARNINGS  (LOSS)  PER  SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Weighted average number of shares outstanding have been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the Exchange transaction as if these shares had been outstanding as of the beginning of the earliest period presented. The 964,418 shares issued to the legal acquirer are in included in the weighted average share calculation from June 15, 2006, the date of the exchange agreement.

     Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. These potentially dilutive securities were included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2006, but were not included in the calculation of loss for the three and nine months ended September 30, 2005 because the Company incurred a loss during such periods and thus their effect would be anti-dilutive, and basic and diluted loss per share are the same.

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE  2.  ACCOUNTING  POLICIES  (CONTINUED)

     At September 30, 2006 and 2005, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire an aggregate of 1,088 and 1,292, respectively.

MEMBER  INCENTIVES

     The Company's commission structure is based on a multi-level membership force. Commissions are recorded for sales, including commissions based on bonus points assigned to products which are independent of the product's price. Commissions totaled $3,188, $7,582, $708 and $1,236 for the three and nine months ended September 30, 2006 and 2005, respectively, and are included in the accompanying consolidated statements of operations.

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

INCOME  TAXES

     VMdirect had 11 individual members until June 15, 2006. After the exchange transaction, DigitalFX became the sole member of VMdirect. Federal income tax obligations for the period through and including June 15, 2006 were passed through to the previous members of VMdirect, and the Company recorded no provision for such taxes. The Company has agreed with the previous members of VMdirect that the Company will not make any distributions to pay tax liabilities, if any, on income earned prior to June 15, 2006. Consequently, the taxes on the income of VMdirect through June 15, 2006 are payable individually by each member.

     The Company accounts for income taxes and related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

     The Company's provision for income taxes at September 30, 2006 was based on income for the period from June 16, 2006 to September 30, 2006 as adjusted for timing differences outstanding at the date that DigitalFX became the sole member of VMdirect. The Company's income tax provision was computed based on the federal statutory rate, net of the related federal benefit.

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE  2.  ACCOUNTING  POLICIES  (CONTINUED)

TRANSLATION  OF  FOREIGN  CURRENCIES

     The foreign subsidiaries' asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at period end exchange rates. Revenue and expense accounts are translated at the average rates during the period.

GEOGRAPHIC  INFORMATION

     Sales in the United States and Canada accounted for 90% and 75% of our revenue for the three months ended September 30, 2006 and 2005, respectively. International sales in the United Kingdom accounted for the remaining revenue in 2005. Sales in the United Kingdom, Mexico, Australia and New Zealand accounted for the remaining revenue in 2006. Sales in the United States and Canada for the nine months ended September 30, 2006 accounted for 88% of revenue and 86% of revenue for the corresponding period in 2005, respectively. International sales in the United Kingdom represented the remaining 14% for the nine months ended September 30, 2005. International sales in the United Kingdom, Mexico,
Australia and New Zealand accounted for the remaining 12% in the nine months ended September 30, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"), which establishes a formal framework for measuring fair value under GAAP. SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                 NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 2.  ACCOUNTING POLICIES (CONTINUED)

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that has an effect on a company's financial statements accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes", as a result of positions taken or expected to be taken in a company's tax return. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential effect that the adoption of FIN 48 will have on the Company's financial statement presentation and disclosures.

     On September 22, 2005, the Securities and Exchange Commission ("SEC") issued rules to delay by one-year the required reporting by management on internal controls over financial reporting for non-accelerated filers. The new SEC rule extends the compliance date for such registrants to fiscal years ending on or after December 15, 2007. Accordingly, the Company qualifies for the deferral until its year ending December 31, 2007 to comply with the internal control reporting requirements.

NOTE  3.  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consists  of  the  following  (in  thousands):

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                          2006             2005
                                                       (UNAUDITED)
                                                     ---------------  --------------
     Furniture and fixtures                          $           16   $           9
     Computers and equipment                                    295             135
     Purchased software                                         216             216
                                                     ---------------  --------------

                                                                527             360
                                                     ---------------  --------------

                     Less: accumulated depreciation            (218)           (122)
                                                     ---------------  --------------
                                                     $          309   $         238
                                                     ---------------  --------------

     Depreciation expense for the three and nine months ended September 30, 2006 and 2005 (unaudited) was $37, $97, $23 and $54, respectively.

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

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                 NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE  5.  COMMITMENTS  AND  CONTINGENCIES

OPERATING  LEASES

     The Company leases two adjacent facilities under non-cancelable operating leases that expire within the next year. Minimum lease payments under these non-cancelable operating leases for the future years ending are as follows (in thousands):

                         DECEMBER 31,    SEPTEMBER 30,
                        -------------  ---------------
                            2005            2006
                        -------------  ---------------
                                         (UNAUDITED)
     2006               $         109  $            32
     2007                          11               11
                        -------------  ---------------

     Total              $         120  $            44
                        =============  ===============

     Rent expense for the three and nine months ended September 30, 2006 and 2005 (unaudited) was $23, $67, $25 and $58, respectively.

LEGAL  PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Except as is described below, we are not currently party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

     On August 4, 2005, VMdirect filed a lawsuit in the District Court of Clark County, Nevada, against a former employee alleging a number of complaints including fraud, breach of oral contract, intentional interference and negligent interference, and seeking compensatory and punitive damages in amounts to be proved at trial, rescission of the oral contract relating to the defendant's equity interest in VMdirect, injunctive relief, punitive damages, attorneys' fees, disgorgement of ill gotten profits, revenues and gain, and restitution. VMdirect hired the defendant in May 2001 as a project manager in reliance upon the defendant's representations regarding his skill in handling the job duties. In May 2002, VMdirect agreed to provide the defendant with a small portion of the equity interest in VMdirect, which was expressly conditioned upon the defendant working full time and in good faith for no less than 3 years after May 2002. VMdirect terminated defendant's employment on August 10, 2004 due to his continuous lack of diligence and unsatisfactory job performance as well as his creation of a hostile and adversarial work environment.

     On August 5, 2005, VMdirect was served with a lawsuit filed in the District Court of Clark County, Nevada, which counterclaim was amended on March 27, 2006, by this same former employee for alleged breach of employment contract and wrongful termination, and seeking general damages in excess of $10,000, special damages for lost wages and converted monies in the amount of $270,000, special damages for the equity interest in VMdirect in an amount to be determined, punitive or treble damages as allowed by law, attorneys' fees and the dissolution of VMdirect. This former employee alleges that the grant of the equity interest in VMdirect had no conditions, and that VMdirect has engaged in a campaign to defame said former employee.

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                 NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE  5.  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

     A petition to consolidate these cases was filed on September 20, 2005 and is currently pending before the courts. On May 5, 2006, our legal counsel representing us in this matter filed a motion to dismiss the defendant's amended counterclaim, which motion was denied on September 21, 2006. Our legal counsel representing us in this matter subsequently filed an answer to the defendant's amended counterclaim on July 18, 2006, denying all liability. Our management believes there exists no basis for the former employee's claims and intends to pursue VMdirect's claims, and defend the former employee's claims, vigorously. In the event our management's assessment of the case is incorrect, or the former employee actually obtains a favorable judgment for the claimed damages, we believe that the economic impact on us would be insignificant and would not materially affect our operations.

NOTE  6.  STOCK  OPTIONS  AND  WARRANTS

STOCK  OPTIONS

     The Company has occasionally granted options for the purchase of stock to officers and employees although no formal stock option plan was in existence as of December 31, 2005. Options granted typically vest over four years, with 25% of the options vesting after 12 months and 75% vesting monthly over the remaining three years.

     The following is a summary of option activity for the nine months ended September 30, 2006 (unaudited) and year ended December 31, 2005 (in thousands, except per share data):

                                                 2005                                 2006
                                  -----------------------------------  ------------------------------------
                                     Number of      Weighted Average       Number of      Weighted Average
                                      Options        Exercise Price         Options        Exercise Price
--------------------------------  ----------------  -----------------  -----------------  -----------------
Outstanding at beginning of year                 -                  -               818   $            0.26
Granted                                        818  $            0.26               560                5.47
Exercised                                        -                  -                 -                   -
Cancelled                                        -                  -               (86)               0.31
                                  ----------------  -----------------  -----------------  -----------------

Outstanding at end of period                   818  $            0.26             1,292   $            2.51
                                  ================  =================  =================  =================

Exercisable at end of period                   156  $            0.26               156   $            0.26
                                  ================  =================  =================  =================

     The Company recognized compensation expense from stock options of $40 and $55 during the three and nine months ended September 30, 2006 (unaudited) and had estimated future compensation expense from these stock options of $1,601 at September 30, 2006 (unaudited) which will be recognized in future financial statements.

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE  6.  STOCK  OPTIONS  AND  WARRANTS  (CONTINUED)

     The following table summarizes information about stock options outstanding at September 30, 2006 (unaudited) and December 31, 2005 (in thousands, except per share data):

                             2005                                          2006
        ---------------------------------------------  --------------------------------------------
        Options  Outstanding     Options Exercisable    Options Outstanding    Options Exercisable
        ----------------------  ---------------------  ---------------------  ---------------------
                   Weighted                Weighted               Weighted               Weighted
                    Average                Average                Average                Average
                   Exercise                Exercise               Exercise               Exercise
Price   Number       Price      Number      Price      Number      Price      Number      Price
------  -------  -------------  -------  ------------  -------  ------------  -------  ------------
0.26       818  $        0.26      156  $       0.26    1,292  $       2.51      156  $       0.26
------  -------  -------------  -------  ------------  -------  ------------  -------  ------------

     The intrinsic value of the options exercisable at September 30, 2006 was $1,519.

WARRANTS

     The Company has granted warrants to purchase common stock in connection with professional services performed by various consultants. The following is a summary of stock purchase warrant activity for the six months ended September 30, 2006 (unaudited) and year ended December 31 (in thousands, except per share data):

                                               2005                               2006
                                  ---------------------------------  ---------------------------------
                                    Number of     Weighted Average     Number of     Weighted Average
                                     Warrants      Exercise Price       Warrants      Exercise Price
                                  --------------  -----------------  --------------  -----------------
Outstanding at beginning of year               -                  -           1,552  $            0.26
Granted                                    1,552  $            0.26               -                  -
Exercised                                      -                  -               -                  -
Cancelled                                      -                  -               -                  -
                                  --------------  -----------------  --------------  -----------------

Outstanding at end of year                 1,552  $            0.26           1,552  $            0.26
                                  ==============  =================  ==============  =================

Exercisable at end of year                 1,063  $            0.26           1,088  $            0.26
                                  ==============  =================  ==============  =================

     The estimated fair value of such warrants issued by the Company during the year ended December 31, 2005 was $122, of which $121, $129 and $78 was recognized as expense during the three and nine months ended September 30, 2006 (unaudited) and the year ended December 31, 2005, respectively.

     The fair value of options and warrants were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods indicated:

Dividend  yield                         --
Risk-free  interest  rate               4.50%
Expected  volatility                    50.00%
Expected  life  of  options             4-  6  years

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                 NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

     In connection with the services discussed above, the Company incurred expenses of $496, $895, $69 and $146 during the three and nine months ended September 30, 2006 and 2005, respectively. Due to affiliates of $256 and $54 as of September 30, 2006 (unaudited) and December 31, 2005, respectively, represent amounts due to RazorStream. These amounts are unsecured, non-interest bearing and are due for services rendered as discussed above.

NOTE 8.  INCOME TAXES

     The Company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

     The Company's provision for income taxes at September 30, 2006 was based on income for the period from June 16, 2006 to September 30, 2006 as adjusted for timing differences outstanding at the date that DigitalFX became the sole member of VMdirect. The Company's income tax provision was computed based on the federal statutory rate, net of the related federal benefit for this period.

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                 NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 8.  INCOME TAXES (CONTINUED)

     The provision for income taxes consists of the following for the three and nine months ended September 30, 2006 (in thousands):

                                           NINE MONTHS ENDED SEPTEMBER    THREE MONTHS ENDED
                                                    30, 2006              SEPTEMBER 30, 2006
                                          -----------------------------  --------------------
     Current tax provision-  federal      $                        198   $               198
     Deferred tax provision- federal                               (91)                  (91)
                                          -----------------------------  --------------------
         Income tax provision -  federal                           107                   107
                                          -----------------------------  --------------------

     Income tax provision- foreign                                  61                    32
                                          -----------------------------  --------------------
         Income tax provision             $                        168   $               139
                                          -----------------------------  --------------------

     A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the three and nine months ended September 30, 2006:

                                                 NINE MONTHS ENDED SEPTEMBER    THREE MONTHS ENDED
                                                          30, 2006              SEPTEMBER 30, 2006
                                                -----------------------------  --------------------
     Income before income tax provision         $                        369   $               339
     Expected tax (federal statutory rate 34%)                           125                   115
     Foreign tax provision                                                61                    32
     Timing differences                                                  (18)                   (8)
                                                -----------------------------  --------------------

     Income tax provision                       $                        168   $               139
                                                -----------------------------  --------------------

     The tax effects of the temporary differences that give rise to significant portions of the net deferred tax asset at September 30, 2006 are as follows (in thousands):

                                    SEPTEMBER 30, 2006   DECEMBER 31, 2005
                                    -------------------  ------------------
     Accrued bonuses                $                35  $                -
     Depreciation and amortization                   22                   -
     Allowance for sales returns                     19                   -
     Inventory reserve                                8                   -
     Accrued vacation                                 7                   -
                                    -------------------  ------------------
                                    $                91  $                -
                                    -------------------  ------------------

The Company did not record any valuation allowance against deferred tax assets at September 30, 2006. Management has determined, based on the Company's history and expectations for the future, that operating income of the Company will more likely than not be sufficient to fully recognize these deferred tax assets.

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                 NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE  8.  INCOME  TAXES  (CONTINUED)

 The Company's provision for income taxes at September 30, 2006 was based on income for the period from June 16, 2006 to September 30, 2006 as adjusted for timing differences outstanding at the date that DigitalFX became the sole member of VMdirect. The Company's income tax provision was computed based on the federal statutory rate, net of the related federal benefit. The pro forma net income taxes and proforma net income below reflect the effect as if the Company had been taxed in accordance with Subchapter C of the Internal Revenue Code (a "C" Corporation) for the nine months ended September 30, 2006.

                                      NINE MONTHS ENDED SEPTEMBER 30, 2006
                                     --------------------------------------
     Income taxes:
       As reported                   $                                 168
       Proforma                      $                                 200

     Net income
       As reported                   $                                 201
       Proforma                      $                                 169
       Net income per share          $                                 .01

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS STATEMENTS

Forward-Looking  Statements
---------------------------

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

     References to the "Company" refer to DigitalFX International, Inc. The words or phrases "may," "will," "expect," "believe," "anticipate," "estimate," "approximate," or "continue," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions, or the negative thereof, are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) our failure to implement our business plan within the time period we originally planned to accomplish; and (b) other risks that are discussed in this Form
10-QSB or included in our previous filings with the Securities and Exchange Commission ("SEC").

DESCRIPTION  OF  BUSINESS
-------------------------

Corporate  History
------------------

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

--------------------------------------

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

     At the closing, VMdirect became our wholly-owned subsidiary. The exchange transaction was accounted for as a reverse merger (recapitalization) with VMdirect deemed to be the accounting acquirer, and the Company deemed to be the legal acquirer.

     As a result of the closing of the transactions contemplated by the Exchange Agreement, the VMdirect Members hold approximately 95.6% of the outstanding shares of our common stock, and our shareholders existing immediately prior to the closing hold approximately 964,418 shares of our common stock, representing approximately 4.4% of our outstanding shares of common stock.

BUSINESS  OVERVIEW
------------------

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

     We have recently redesigned and are testing a new helloWorld.com site, adding more features and functionality, including video podcasting, video blogging, media share services, social networking functionality and voice over IP capabilities. We intend to aggressively expand our subscription base by offering our suite of communications tools to affinity groups, enterprises and other social networks, using our unique multi-tiered marketing program. By providing subscribers with our rich and expanding suite of collaborative applications, we are facilitating the rapidly accelerating trends in streaming media, social networking, podcasting and self-generated content. With our dynamic marketing strategy and the remarkable ease of use of our products, we intend to simplify the digital lives of millions of subscribers.

-------------------------------

     The principal source of our recent growth is our multi-tiered affiliate program. Affiliates earn retail commissions on a monthly residual basis by acquiring new customers for us. Affiliates earn additional commissions from the sales activities of affiliates who they personally enroll. These rewards are extended for up to eight generations of affiliates, meaning that an affiliate earns a commission on the sales of the affiliates they have personally enrolled as well as on the sales of second-, third-, and fourth-generation affiliates, potentially eight levels deep. Our affiliate compensation plan is structured on a 3x8 matrix, meaning affiliates can each enroll three affiliates underneath themselves before they begin to build their next organizational level. The layers of three continue down a total of eight levels.

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

RESULTS  OF  OPERATIONS
-----------------------

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

     Revenues increased $5,588,000 or 367% to $7,109,000 in the quarter ended September 30, 2006 from $1,521,000 for the corresponding period in 2005. This increase was due to a significant increase in our customer base who are generating, on average, more revenue per customer. We have four business packages available to affiliates for purchase ranging in price from approximately $69 to $1,999. We have not experienced any material changes in the price of our products. In the three months ended September 30, 2005, 53% of new customers purchased packages at the lowest level. For the three months ended September 30, 2006, only 28% of new customers purchased packages at the lowest level, resulting in an increase in the average revenue per package per new customer. This growth has been strong in the United States and Canada and also reflects our expanding penetration into the United Kingdom, Australia and New Zealand. We began transacting business in the United Kingdom in June 2005, and in January 2006, expanded our operations to Australia and New Zealand. While these international markets accounted for 5% of the revenue increase, the United States and Canadian markets collectively grew 462% in the same three-month period due primarily to over 5,838 new affiliates joining during this period, as compared to 1,535 new affiliates joining in the three months ended September 30, 2005. The sales volume growth for the three months ended September 30, 2006 was not due to a special campaign or to other special efforts by us. Our management expects a high level of growth in sales volume to continue for the foreseeable future due to the viral nature of our affiliate program, continuing product improvements, and additional international expansion.

     Gross Profit increased $4,543,000 to $5,612,000 in the quarter ended September 30, 2006 from $1,083,000 for the corresponding period in 2005. Gross profit as a percentage of net sales was 79% for the quarter ended September 30, 2006 and 71% for the corresponding period in 2005. This was due to higher margins realized on the product selections of the expanding customer base, to cost improvements and to economies of scale in services provided for recurring products.

     Commissions and bonuses paid to affiliates increased $2,480,000 or 350% to $3,188,000 in the quarter ended September 30, 2006 from $708,000 in the corresponding period in 2005. This increase is primarily related to sales volume growth. As a percentage of net sales excluding Event registration fees, commission expenses were 48% in 2006 and 47% in 2005.

------------------------------------

     Operating Expenses include Product Development, Marketing, Customer and Technical Support, General and Administrative, and non-cash costs related to the vesting of stock option and warrant grants. Total Operating Expenses increased $1,480,000 or 269% to $2,030,000 in the quarter ended September 30, 2006 from $550,000 for the corresponding period in 2005, of which $161,000 related to option and warrant costs. As a percentage of net sales, operating expenses decreased from 36% in the quarter ended September 30, 2005 to 29% in the corresponding period in 2006. The increased spending was primarily associated with product development, marketing programs, staffing additions and increased merchant fees directly related to sales volume.

     Operating Income (Loss) improved $569,000 from a loss of $175,000 in the quarter ended September 30, 2005 to Operating Income of $394,000 in the corresponding period in 2006. This improvement over the corresponding period in 2005 was the result of the increase in revenue and leveraged Operating expenses.

     Other expenses, net were $55,000 in the quarter ended September 30, 2006 as compared to $6,000 in the corresponding quarter in 2005.

     Provision for income taxes was $139,000 for the three months ended September 30, 2006 as compared to $0 for the three months ended September 30, 2005. Federal income tax obligations for the period through and including June 15, 2006 were passed through to the previous members of VMdirect, and the Company recorded no provision for such taxes for those periods. The provision for income taxes for the three months ended September 30, 2006 includes $32,000 for foreign taxes payable.

     Net Income (Loss) improved $381,000 from a Net Loss of $181,000 in the quarter ended September 30, 2005 to Net Income of $200,000 in the corresponding period in 2006 as a result of the combination of factors discussed above.

Nine months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

     Revenues increased $13,356,000 or 464% to $16,232,000 for the nine months ended September 30, 2006 from $2,876,000 for the corresponding period in 2005. This increase was due to a significant increase in our customer base who are generating, on average, more revenue per customer. In the nine months ended September 30, 2005, 60% of new customers purchased packages at the lowest level. For the nine months ended September 30, 2006, only 27% of new customers purchased packages at the lowest level, resulting in an increase in the average revenue per package per new customer. This has occurred, in part, due to our penetration into international markets, specifically in the United Kingdom, Australia and New Zealand. While these international markets accounted for 11% of the revenue increase, the United States and Canadian markets collectively grew 480% in the same nine-month period due primarily to over 14,622 new affiliates joining during this period, as compared to 2,798 new affiliates joining in the nine months ended September 30, 2005. The sales volume growth for the nine months ended September 30, 2006 was not due to a special campaign or to other special efforts by us.

     Gross Profit increased $10,892,000 to $12,960,000 for the nine months ended September 30, 2006 from $2,068,000 for the corresponding period in 2005. Gross profit as a percentage of net sales was 80% for the nine months ended September 30, 2006 and 72% for the corresponding period in 2005. This was due to higher margins realized on the product selections of the expanding customer base, to cost improvements and to economies of scale in services provided for recurring products.

     Commissions and bonuses paid to affiliates increased $6,346,000 or 513% to $7,582,000 for the nine months ended September 30, 2006 from $1,236,000 in the corresponding period in 2005. This increase is primarily related to sales volume growth. Additionally, as a percentage of net sales, commission expenses increased from 43% to 47% due to higher commission payments as affiliates advance in rank. There are five bonus pools from which an affiliate can earn commissions. Additionally, there are fourteen ranks or titles that an affiliate can attain and eight levels of commissions based on the organization that develops under the affiliate. Depending on their rank, affiliates can earn commissions of up to 20% on varying categories including retail sales and organization performance.

------------------------------------

     Operating Expenses include Product Development, Marketing, Customer and Technical Support, General and Administrative and non-cash costs related to the vesting of stock options and warrants. Total Operating Expenses increased $2,556,000 or 144% to $4,328,000 for the nine months ended September 30, 2006 from $1,772,000 for the corresponding period in 2005, of which $184,000 related to option and warrant costs. As a percentage of net sales, operating expenses decreased from 62% for the nine months ended September 30, 2005 to 27% in the corresponding period in 2006. The increased spending was primarily associated with product development, marketing programs, expansion of technical support personnel, other staffing additions and increased merchant fees directly related to sales volume.

     Operating Income (Loss) improved $1,990,000 from a loss of $940,000 for the nine months ended September 30, 2005 to Operating Income of $1,050,000 in the corresponding period in 2006. This increase in Operating Income was the result of the increase in revenue, improved margins and leveraged Operating expenses.

     Other expenses, net were $681,000 for the nine months ended September 30, 2006 as compared with $18,000 for the nine months ended September 30, 2005. Expenses of $635,000 related to the exchange transaction are included in Other expenses, net for the nine months ended September 30, 2006.

     Provision for income taxes was $168,000 for the nine months ended September 30, 2006 as compared to $0 for the nine months ended September 30, 2005. Federal income tax obligations for the period through and including June 15, 2006 were passed through to the previous members of VMdirect, and the Company recorded no provision for such taxes for those periods. The provision for income taxes for the nine months ended September 30, 2006 includes $61,000 for foreign taxes payable.

     Net Income (Loss) improved $1,159,000 from a Net Loss of $958,000 in the nine months ended September 30, 2005 to Net Income of $201,000 in the corresponding period in 2006 as a result of the combination of factors discussed above.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     Our cash requirements are principally for working capital. Historically, we funded our working capital needs through the sale of equity interests and through additional capital contributions by our former members.

     For the nine months ended September 30, 2006, cash provided by operating activities was $1,371,000 and consisted of net income of $201,000 increased by non-cash items of $180,000 and by $990,000 due to changes in other operating assets and liabilities. The latter consisted of increases in accounts payable and accrued expenses of $1,884,000 offset by increases in accounts receivable of $185,000, inventory of $26,000, and other assets of $683,000.

     For the nine months ended September 30, 2005, cash used in operating activities was $938,000 and consisted of a net loss of $958,000, increased by non-cash items of $26,000 and decreased by $46,000 due to changes in other operating assets and liabilities. The latter consisted of increases in accounts payable and accrued expenses of $204,000 partially offset by increases in current assets of $63,000 and other assets of $95,000.

     Investing Activities during the nine months ended September 30, 2006 and 2005 were the result of capital expenditures, primarily for computer and video equipment and software licenses.

     Financing Activities during the nine months ended September 30, 2006 and 2005 consisted of proceeds from the sale of equity interests and additional capital contributions by former members and the payoff of a note payable. Net cash provided by financing activities decreased $679,000 to $310,000 from $989,000.

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

OFF-BALANCE  SHEET  ARRANGEMENTS
--------------------------------

     We have no off-balance sheet arrangements or financing activities with special purpose entities.

BACKLOG
-------

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

GEOGRAPHIC  INFORMATION
-----------------------

     Sales in the United States and Canada accounted for 90% and 75% of our revenue for the three months ended September 30, 2006 and 2005. International sales in the United Kingdom accounted for the remaining revenue in 2005. Sales in the United Kingdom, Mexico, Australia and New Zealand accounted for the remaining revenue in 2006. Sales in the United States and Canada for the nine months ended September 30, 2006 accounted for 88% of revenue and 86% of revenue for the corresponding period in 2005. International sales in the United Kingdom represented the remaining 14% for the nine months ended September 30, 2005. International sales in the United Kingdom, Mexico, Australia and New Zealand accounted for the remaining 12% in the nine months ended September 30, 2006.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

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

Revenues
--------

Revenue is generated through the sale of video mail subscriptions to both Affiliate and retail customers and selling aids to Affiliates reduced by sales returns to arrive at net sales. These sales are, in part, on a continuity basis, in which these customers agree to accept monthly charges for recurring services. Revenue related to individual orders of products by customers is recognized upon shipment, while revenues for services are recognized as the underlying services are provisioned. Deferred revenue consists primarily of advanced payments for Company products or services not yet shipped or performed. Fulfillment of product orders is handled both internally and through third-parties, and in all cases VMdirect has title to the goods prior to shipment. In addition, consigned inventory, held at third-party distribution facilities, is recorded in revenue upon the sale and shipment to our customers.

Shipping  and  Handling  Fees
-----------------------------

     Shipping and handling costs billed to customers are included in sales and the related costs are included in cost of goods sold. Shipping and handling costs are charged to expense as incurred.

Product  Returns
----------------

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

-------------------------------------------

     Allowance for product returns are provided at the time the product is shipped. This accrual is based upon historic trends and experience. If the actual product returns differ from past experience, changes in the allowance are made. Allowances for chargebacks or disputed charges are provided based on historical data. If actual chargeback activity differs from past experience, changes in the allowance are made.

Allowance  for  Doubtful  Accounts
----------------------------------

     Our receivables consist primarily of receivables from credit card companies, arising from the sale of product and services to our customers. We do not record an allowance for doubtful accounts, as monies processed by the merchant processors are collected within three to five days.

Inventories
-----------

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

RECENT  ACCOUNTING  POLICIES
----------------------------

     FASB Statement of Financial Accounting Standards (SFAS) No.157, Fair Value Measurements, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increased the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No.123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

     SFAS No. 158 requires that for public companies the full funding status of defined benefit pension and other postretirement plans be recognized on the balance sheet as an asset (for overfunded plans) or as a liability (for underfunded plans). In addition, SFAS No.158 calls for recognition in other comprehensive income or gains or losses and prior service costs or credits that are not yet included as components of periodic benefit expense. Finally, SFAS
No. 158 requires that the measurement of defined benefit plan assets and obligations be as of the balance sheet date. The provisions of SFAS No. 158 will not have a material effect on the results of operations of the Company.

QUALITATIVE  AND  QUANTITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
----------------------------------------------------------------

     We currently have limited financial market risks from changes in foreign currency exchange rates or changes in interest rates and do not use derivative financial instruments. For the nine months ended September 30, 2006, 3% of total revenue is denominated in British pounds and 8% in Australian dollars. In the future, we expect to enter into transactions in additional currencies. An adverse change in exchange rates would result in a decline in income before taxes, assuming that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or foreign currency sales price as competitors' products become more or less attractive.

RISK  FACTORS
-------------

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

RISKS  RELATING  TO  OUR  BUSINESS

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY BASED ON CUSTOMER ACCEPTANCE OF OUR PRODUCTS.

     Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter due to customer acceptance of our products. We rely on sales by our affiliates to generate significant revenues for us. If customers don't accept our products, our sales and revenues would decline, resulting in a reduction in our operating income.

     Customer interest for our products could also be impacted by the timing of our introduction of new products. If our competitors introduce new products around the same time that we issue new products, and if such competing products are superior to our own, customers' desire for our products could decrease, resulting in a decrease in our sales and revenues. To the extent that our new products displace our older products, our revenues could be negatively impacted due to the loss of revenue from our older models. In the event that our newer products do not sell as well as our older products, we could also experience a reduction in our revenues and operating income.

     As a result of fluctuations in our revenue and operating expenses that may occur, management believes that period-to-period comparisons of our results of operations are not a good indication of our future performance.

WE MAY NEED ADDITIONAL FUNDING TO SUPPORT OUR OPERATIONS AND CAPITAL EXPENDITURES. SUCH FUNDS MAY NOT BE AVAILABLE TO US, WHICH LACK OF AVAILABILITY COULD REDUCE OUR OPERATING INCOME, PRODUCT DEVELOPMENT AND ENHANCEMENT EFFORTS AND FUTURE BUSINESS PROSPECTS.

     We intend to fund our operations and capital expenditures from cash flow from operations and cash on hand. We believe we will have sufficient funds to finance the cost of our operations and planned expansion for the next 12 months. As part of our planned growth and expansion, we plan to expend capital to expand and improve our operating and management infrastructure. We also plan to invest more heavily in product development and enhancement. In addition, we may need additional funds to pursue business opportunities (such as acquisitions of complementary businesses), to react to unforeseen difficulties or to respond to competitive pressures. We do not currently have any plans, proposals or arrangements to acquire other businesses.

     If our capital resources prove insufficient, we will need to raise additional funds. We currently have no committed sources of additional capital, and there can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to existing shareholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of the implementation of our business strategy. This limitation would impede our growth and could result in a contraction of our operations, which would reduce our operating income, product development and enhancement efforts and future business prospects.

--------------------------

WHILE WE RECENTLY ACHIEVED AN OPERATING PROFIT, WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCE THAT WE CAN MAINTAIN OR INCREASE PROFITABILITY.

     While  we  achieved an operating profit for the nine months ended September
30, 2006, we have a history of operating losses. Given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

WE  MAY  NOT  BE  ABLE  TO  EFFECTIVELY  MANAGE  OUR  GROWTH.

     Our strategy envisions growing our business. To date, our growth has been derived primarily from the expansive growth of our multi-tiered affiliate base and we intend to continue to employ this growth strategy. To manage anticipated growth, we plan to expand our technology to handle increasing volume on our websites and to expand our administrative and marketing organizations to accommodate larger numbers of our affiliates. We must also effectively manage our relationships with the increasing number of end users of our products. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. We cannot assure you that we will be able to:

     - sufficiently and timely improve our technology to handle increasing volume on our websites;

     - expand our administrative and marketing systems effectively, efficiently or in a timely manner to accommodate increasing numbers of our affiliates; or

     -    allocate  our  human  resources  optimally.

     Our inability or failure to manage our growth and expansion effectively could result in strained affiliate and customer relationships based on dissatisfaction with our service to these groups, our failure to meet demand for our products and/or increased expenses to us to resolve these issues, and a consequent significant decrease in the number of our affiliates and end users. Any significant decrease in our affiliate base or the number of end users would result in a decrease in revenues.

NINETY FIVE PERCENT OF OUR REVENUES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 HAVE BEEN DERIVED FROM SALES TO OUR MULTI-TIER AFFILIATES, AND OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO CONTINUE THE GROWTH OF OUR AFFILIATE BASE, AS WELL AS TO EXPAND OUR SUBSCRIPTION AND ADVERTISING BASED REVENUE MODELS.

     To date, our growth has been derived primarily from the expansive growth of our multi-tiered affiliate base. Rather than using traditional advertising and marketing methods, we chose to create a multi-tiered affiliate program to develop new customers. Affiliates earn retail commissions on a monthly residual basis by acquiring new customers for us. Affiliates earn additional commissions from the sales activities of affiliates who they personally enroll. These rewards are extended for up to eight generations of affiliates, meaning that an affiliate earns a commission on the sales of the affiliates they have personally enrolled as well as on the sales of second-, third-, and fourth-generation affiliates, potentially eight levels deep. Our affiliate compensation plan is structured on a 3x8 matrix, meaning affiliates can each enroll three affiliates underneath themselves before they begin to build their next organizational level. The layers of three continue down a total of eight levels.

-------------------------

     Our success and the planned growth and expansion of our business depends on us achieving greater and broader acceptance in our existing market segment by expanding our direct subscription sales and by growing our prepaid trial accounts. There can be no assurance that consumers will subscribe to our product offerings through these direct models. Though we plan to spend significant amounts on promotion, marketing and advertising to increase awareness, we cannot guarantee that these expenses will generate the desired product awareness or commensurate increase in users of our product offerings. If we are unable to effectively market or expand these business models, and if our affiliate enrollment does not continue to grow, we will be unable to grow and expand our business or implement our business strategy as described in this registration statement. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

     Our future success depends largely upon our ability to attract and retain a large active base of affiliates who purchase and sell our products. We cannot give any assurances that the productivity of our affiliates will continue at their current levels or increase in the future. Several factors affect our ability to attract and retain a significant number of affiliates, including:

     -    on-going  motivation  of  our  affiliates;

     -    general  economic  conditions;

     -    significant  changes  in  the  amount  of  commissions  paid;

     -    public  perception  and  acceptance  of  direct  selling;

     -    public  perception  and  acceptance  of  us  and  our  products;

     - the limited number of people interested in pursuing direct selling as a business;

     - our ability to provide proprietary quality-driven products that the market demands; and

     -    competition  in  recruiting  and  retaining  active  affiliates.

OUR ABILITY TO CONDUCT BUSINESS, PARTICULARLY IN INTERNATIONAL MARKETS, MAY BE AFFECTED BY POLITICAL, LEGAL AND REGULATORY RISKS, WHICH COULD ADVERSELY AFFECT THE EXPANSION OF OUR BUSINESS IN THOSE MARKETS.

     Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is exposed to risks associated with international operations, including:

     - the possibility that a foreign government might ban or severely restrict our business method of selling through our affiliates, or that local civil unrest, political instability or changes in diplomatic or trade relationships might disrupt our operations in an international market;

     - the possibility that a government authority might impose legal, tax or other financial burdens on affiliates, as direct sellers, or on our company due, for example, to the structure of our operations in various markets; and

     - the possibility that a government authority might challenge the status of our affiliates as independent contractors or impose employment or social taxes on our affiliates.

     We conduct all of our international operations in Australia, Canada, Mexico, New Zealand and the United Kingdom. We have not been affected in the past by any of the potential political, legal or regulatory risks identified above. While we do not consider these risks to be material in the foreign countries in which we currently operate, they may be material in other countries where we may expand our business.

--------------------------

     We are also subject to the risk that due to legislative or regulatory changes in one or more of our present or future markets, our marketing system could be found not to comply with applicable laws and regulations or may be prohibited. Failure to comply with applicable laws and regulations could result in the imposition of legal fines and/or penalties which would increase our operating costs. We may also be required to comply with directives or orders from various courts or applicable regulatory bodies to conform to the requirements of new legislation or regulation, which would detract management's attention from the operation of our business. Further we could be prohibited from distributing products through our marketing system or may be required to modify our marketing system.

WE ALSO FACE LEGAL AND REGULATORY RISKS IN THE UNITED STATES, THE AFFECT OF WHICH COULD REDUCE OUR SALES AND REVENUES.

     Our marketing program is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies in the United States, directed at preventing fraudulent or deceptive shams by ensuring that product sales are made to consumers of the products and that compensation, recognition, and advancement within the marketing organization are based on the sale of products rather than investment in the organization or other non-sales-related criteria. These regulatory requirements do not include "bright line" rules and are inherently fact-based. Thus, even though we believe that our marketing program complies with applicable federal and state laws or regulations, we are subject to the risk that a governmental agency or court could determine that we have failed to meet these requirements in a particular case. Such an adverse determination could require us to make modifications to our marketing system, increasing our operating expenses. The negative publicity associated with such an adverse determination could also reduce affiliate and end user demand for our products, which would consequently reduce our sales and revenues.

IF WE INCUR SUBSTANTIAL LIABILITY FROM LITIGATION, COMPLAINTS, OR ENFORCEMENT ACTIONS RESULTING FROM MISCONDUCT BY OUR MULTI-LEVEL AFFILIATES, OUR FINANCIAL CONDITION COULD SUFFER.

     Although we use various means to address misconduct by our multi-level affiliates, including maintaining policies and procedures to govern the conduct of our affiliates and conducting training seminars, it is still difficult to detect and correct all instances of misconduct. Violations of our policies and procedures by our affiliates could lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or foreign regulatory authorities against us and/or our affiliates. Litigation, complaints, and enforcement actions involving us and our affiliates could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability and growth prospects.

     We have not been, and are not currently, subject to any material litigation, complaint or enforcement action regarding affiliate misconduct by any federal, state or foreign regulatory authority.

WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST EXISTING AND FUTURE COMPETITORS, WHICH COULD DECREASE OUR REVENUE AND MARGINS AND HARM OUR BUSINESS.

     The social networking and digital communications industries are highly competitive. Our future growth and financial success depend on our ability to further penetrate and expand our user base, as well as our ability to grow our revenue models. Our competitors possess greater resources than we do and in many cases are owned by companies with broader business lines. For example, we encounter competition in the social networking space from www.myspace.com, a company acquired by News Corporation, and we offer video instant messaging services similar to those offered at www.skype.com, a subsidiary of eBay, Inc. There can be no assurance that we will be able to maintain our growth rate or increase our market share in our industry at the expense of existing competitors.

--------------------------

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS WHICH WOULD AFFECT OUR ABILITY TO COMPETE IN OUR INDUSTRY.

     Our intellectual property relates to the initiation, receipt and management of digital communications. We rely in part on trade secret, unfair competition, trade dress and trademark law to protect our rights to certain aspects of our intellectual property, including our software technologies, domain names and recognized trademarks, all of which we believe are important to the success of our products and our competitive position. There can be no assurance that any of our trademark applications will result in the issuance of a registered trademark, or that any trademark granted will be effective in thwarting competition or be held valid if subsequently challenged. In addition, there can be no assurance that the actions taken by us to protect our proprietary rights will be adequate to prevent imitation of our products, that our proprietary information will not become known to competitors, that we can meaningfully protect our rights to unpatented proprietary information or that others will not independently develop substantially equivalent or better products that do not infringe on our intellectual property rights.

     We could be required to devote substantial resources to enforce and protect our intellectual property, which could divert our resources from the conduct of our business and result in increased expenses. In addition, an adverse determination in litigation could subject us to the loss of our rights to particular intellectual property, could require us to grant licenses to third parties, could prevent us from selling or using certain aspects of our products or could subject us to substantial liability, any of which could reduce our sales and/or result in the entry of additional competitors into our industry.

WE MAY BECOME SUBJECT TO LITIGATION FOR INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS THE AFFECT OF WHICH COULD CAUSE US TO CEASE MARKETING AND EXPLOITING OUR PRODUCTS.

     Others may initiate claims against us for infringing on their intellectual property rights. We may be subject to costly litigation relating to such infringement claims and we may be required to pay compensatory and punitive damages or license fees if we settle or are found culpable in such litigation. In addition, we may be precluded from offering products that rely on intellectual property that is found to have been infringed by us. We also may be required to cease offering the affected products while a determination as to infringement is considered and could eventually be required to modify our products to cease the infringing activity. These developments could cause a decrease in our operating income and reduce our available cash flow, which could harm our business and cause our stock price to decline.

WE MAY HAVE TO EXPEND SIGNIFICANT RESOURCES DEVELOPING ALTERNATIVE TECHNOLOGIES IN THE EVENT THAT THIRD PARTY LICENSES FOR INTELLECTUAL PROPERTY UPON WHICH OUR BUSINESS DEPENDS ARE NOT AVAILABLE OR ARE NOT AVAILABLE ON TERMS ACCEPTABLE TO US.

     We rely on certain intellectual property licensed from third parties and may be required to license additional products from third parties in the future. There can be no assurance that these third party licenses will be available or will continue to be available to us on acceptable terms or at all. Our inability to enter into and maintain any license necessary for the conduct of our business could result in our expenditure of significant capital to develop or obtain alternate technologies and to integrate such alternate technologies into our current products, or could result in our cessation of the development or sales of products for which such licenses are necessary.

--------------------------

WE MAY BE UNABLE TO ATTRACT AND RETAIN QUALIFIED, EXPERIENCED, HIGHLY SKILLED PERSONNEL, WHICH COULD ADVERSELY AFFECT THE IMPLEMENTATION OF OUR BUSINESS PLAN.

     Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel. In particular, we are heavily dependent on the continued services of Craig Ellins and the other members of our senior management team. We do not have long-term employment agreements with any of the members of our senior management team, each of whom may voluntarily terminate his or her employment with us at any time. Following any termination of employment, these employees would not be subject to any non-competition covenants or non-solicitation covenants. The loss of any key employee, including members of our senior management team, could result in a decrease in the efficacy with which we implement our business plan due to the loss of our experienced managers, increased competition in our industry and could negatively impact our sales and marketing operations. Our inability to attract highly skilled personnel with sufficient experience in our industry could result in less innovation in our products and a consequent decrease in our competitive position, and a decrease in the quality of our service to our affiliates and end users and a consequent decrease in our sales, revenue and operating income.

OUR  SENIOR  MANAGEMENT'S  LIMITED EXPERIENCE MANAGING A PUBLICLY TRADED COMPANY
MAY  DIVERT  MANAGEMENT'S  ATTENTION  FROM  OPERATIONS  AND  HARM  OUR BUSINESS.

     Prior to serving as our executive officers, our management team had no experience managing the reporting requirements of the federal securities laws as the Chief Executive Officer and Chief Financial Officer of a publicly traded company. Management will be required to implement appropriate programs and policies to comply with existing disclosure requirements and to respond to increased reporting requirements pursuant to Section 404 of the Sarbanes-Oxley Act. These increased requirements include the preparation of an internal report which states the responsibility of management for establishing and maintaining an adequate internal control structure and procedures for financial reporting and containing an assessment, as of the end of each fiscal year, of the effectiveness of the internal control structure and procedures for financial reporting. Management's efforts to familiarize itself with and to implement appropriate procedures to comply with the disclosure requirements of the federal securities laws could divert its attention from the operation of our business. Management's failure to comply with the disclosure requirements of the federal securities laws could lead to the imposition of fines and penalties by the Securities and Exchange Commission ("SEC") or the cessation of quotation of our common stock on the OTC Bulletin Board.

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

--------------------------

RISKS  RELATING  TO  OUR  COMMON  STOCK

THERE  IS  LIMITED  TRADING,  AND  CONSEQUENTLY LIMITED LIQUIDITY, OF OUR COMMON
STOCK.

     Bid and ask prices for shares of our common stock are quoted on the OTC Bulletin Board under the symbol "DFXN." Although prices for our shares of common stock are quoted on the OTC Bulletin Board, there is limited trading of our common stock and our common stock is not broadly followed by securities analysts. The average daily volume of our common stock as reported on the OTC Bulletin Board for the nine- and twelve-month periods ended September 30, 2006 were 2,821 shares and 2,248 shares, respectively. Consequently, shareholders may find it difficult to sell larger amounts of shares of our common stock.

     While we are hopeful that we will command the interest of a greater number of investors and analysts, more active trading of our common stock may never develop or be maintained. More active trading generally results in lower price volatility and more efficient execution of buy and sell orders. The absence of active trading reduces the liquidity of our common stock. As a result of the lack of trading activity, the quoted price for our common stock on the OTC Bulletin Board is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS, AND YOU MAY BE UNABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE AT WHICH YOU PURCHASED SUCH SHARES.

     The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including announcements of new products or services by our competitors. In addition, the market price of our common stock could be subject to wide fluctuations in response to a variety of factors, including:

     -    quarterly  variations  in  our  revenues  and  operating  expenses;

     - developments in the financial markets, and the worldwide or regional economies;

     - announcements of innovations or new products or services by us or our competitors;

     -    fluctuations  in  merchant  credit  card  interest  rates;

     - significant sales of our common stock or other securities in the open market; and

     -    changes  in  accounting  principles.

     In the past, shareholders have often instituted securities class action litigation after periods of volatility in the market price of a company's securities. If a shareholder were to file any such class action suit against us, we would incur substantial legal fees and our management's attention and resources would be diverted from operating our business to respond to the litigation, which could impact our productivity and profitability.

--------------------------

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

     Some of our shares may also be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market price of our shares. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC of a notification on Form 144, sell into the market shares up to an amount equal to 1% of the outstanding shares.

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

--------------------------

OUR OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS, CONTROLLING APPROXIMATELY 85% OF OUR OUTSTANDING COMMON STOCK, CAN EXERT SIGNIFICANT INFLUENCE OVER US AND MAY MAKE DECISIONS THAT ARE NOT IN THE BEST INTERESTS OF ALL SHAREHOLDERS.

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

ITEM  3.     CONTROLS  AND  PROCEDURES

     As of September 30, 2006, the end of the period covered by this Report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

     There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM  1.     LEGAL  PROCEEDINGS

     Except as described below, we are not involved in any legal proceedings that require disclosure in this registration statement.

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Except as is described below, we are not currently party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

     On August 4, 2005, VMdirect filed a lawsuit in the District Court of Clark County, Nevada, against a former employee alleging a number of complaints including fraud, breach of oral contract, intentional interference and negligent interference, and seeking compensatory and punitive damages in amounts to be proved at trial, rescission of the oral contract relating to the defendant's equity interest in VMdirect, injunctive relief, punitive damages, attorneys' fees, disgorgement of ill gotten profits, revenues and gain, and restitution. VMdirect hired the defendant in May 2001 as a project manager in reliance upon the defendant's representations regarding his skill in handling the job duties. In May 2002, VMdirect agreed to provide the defendant with a small portion of the equity interest in VMdirect, which was expressly conditioned upon the defendant working full time and in good faith for no less than 3 years after May 2002. VMdirect terminated defendant's employment on August 10, 2004 due to his continuous lack of diligence and unsatisfactory job performance as well as his creation of a hostile and adversarial work environment.

     On August 5, 2005, VMdirect was served with a lawsuit filed in the District Court of Clark County, Nevada, which counterclaim was amended on March 27, 2006, by this same former employee for alleged breach of employment contract and wrongful termination, and seeking general damages in excess of $10,000, special damages for lost wages and converted monies in the amount of $270,000, special damages for the equity interest in VMdirect in an amount to be determined, punitive or treble damages as allowed by law, attorneys' fees and the dissolution of VMdirect. This former employee alleges that the grant of the equity interest in VMdirect had no conditions, and that VMdirect has engaged in a campaign to defame said former employee.

     A petition to consolidate these cases was filed on September 20, 2005 and is currently pending before the courts. On May 5, 2006, our legal counsel representing us in this matter filed a motion to dismiss the defendant's amended counterclaim, which motion was denied on June 21, 2006. Our legal counsel representing us in this matter subsequently filed an answer to the defendant's amended counterclaim on July 18, 2006, denying all liability. Our management believes there exists no basis for the former employee's claims and intends to pursue VMdirect's claims, and defend the former employee's claims, vigorously. In the event our management's assessment of the case is incorrect, or the former employee actually obtains a favorable judgment for the claimed damages, we believe that the economic impact on us would be insignificant and would not materially affect our operations.

ITEM  6.     EXHIBITS

     See  attached  Exhibit  Index.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIGITALFX INTERNATIONAL, INC.


Date: November 14, 2006                   By: /s/ Lorne Walker
                                              --------------------------
                                              Lorne Walker
                                              Chief Financial Officer

                                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                                               EXHIBIT TITLE
--------                                              -------------
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

  32.2    Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.
---------------------------------------------------------------------------------------------------------------