Form 10KSB
period 2006-12-31
DigitalFX International Inc
filed 2007-03-16
CIK 1095691

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
     1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        COMMISSION FILE NUMBER 000-27551

                          DIGITALFX INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

                  FLORIDA                              65-0358792
      (State or Other Jurisdiction                 (I.R.S.  Employer
    of Incorporation or Organization)             Identification  No.)

                         3035 EAST PATRICK LANE, SUITE 9
                             LAS VEGAS, NEVADA 89120
              (Address of Principal Executive Offices and Zip Code)

                                 (702) 938-9300
                           (Issuer's telephone Number)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.)                           Yes   [ ]   No   [X]

The issuer's revenues for the fiscal year ended December 31, 2006 were $22,800,000.

At March 13, 2007, the aggregate market value of the voting stock held by non-affiliates of the issuer was $15,604,358.

At March 13, 2007, the issuer had 23,613,638 shares of Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes   [ ]   No   [X]

                          DIGITALFX INTERNATIONAL, INC.

                         2006 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS
                                -----------------


PART I    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

ITEM 1.   Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

ITEM 2.   Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

ITEM 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

ITEM 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . .  16

PART II   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

ITEM 5.   Market for Common Equity and Related Stockholder Matters. . . . . . . . . . . . .  17

ITEM 6.   Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . .  19

ITEM 7.   Financial Statements DigitalFX International, Inc. (formerly Qorus.com, Inc.)
          and Subsidiaries. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37

ITEM 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  63

ITEM 8A.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  63

ITEM 8B.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  63

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  64

ITEM 9.   Directors, Executive Officers, Promoters, Control Persons and
          Corporate Governance; Compliance with Section 16(a) of the Exchange Act . . . . .  64

ITEM 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  67

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management and Related
          Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  69

ITEM 12.  Certain Relationships and Related Transactions, and Director Independence . . . .  72

ITEM 13.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  75

ITEM 14.  Principal Accountant Fees and Services. . . . . . . . . . . . . . . . . . . . . .  76

                                     PART I

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
            ---------------------------------------------------------

     This 2006 Annual Report on Form 10-KSB, including the sections entitled "Risk Factors," "Management's Discussion and Analysis or Plan of Operation" and "Business," contains "forward-looking statements" that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management's goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes" and "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements.

     Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

          - our failure to implement our business plan within the time period we originally planned to accomplish; and

          - other factors discussed under the headings "Risk Factors," "Management's Discussion and Analysis or Plan of Operation" and "Business."

     Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

ITEM 1.   DESCRIPTION OF BUSINESS

OVERVIEW

     DigitalFX International, Inc. is a digital communications and social networking company that, through a multi-tiered affiliate program, offers a suite of proprietary digital communication tools, including video email, video instant messaging, live webcasting, podcasting, blogging and digital vault storage. Our social networking website, www.helloWorld.com, operated by our
                                             ------------------
wholly-owned subsidiary, DigitalFX Networks, LLC, a Nevada limited liability company, targets users from ages 18 to 65. The site features a full suite of digital communication tools. Customers pay a monthly subscription fee to use the tools and to participate in the social network. Additionally, our website, www.vmdirect.com, operated by our wholly-owned subsidiary VMdirect, L.L.C.
----------------
("VMdirect"), offers affiliates the tools necessary to effectively market and distribute our digital communication tools.

     Our tools help our customers create, manage and store their digital assets with the objective of making their digital lives richer and simpler.

     Our multi-tiered affiliate program drives the growth of our business. Rather than using traditional advertising and marketing methods, we chose to create a multi-tiered affiliate program to develop new customers. Affiliates earn retail commissions on a monthly residual basis by acquiring new retail customers for us. Affiliates also earn commissions from the sales activities of other affiliates who they personally enroll. These rewards are extended for up to eight generations of affiliates, meaning that an affiliate earns a commission on the sales of the affiliates they have personally enrolled as well as on the sales of second-, third-, and fourth-generation affiliates, potentially eight levels deep. Our affiliate compensation plan is structured on a 3x8 matrix, meaning affiliates can each enroll three affiliates underneath themselves, before they begin to build their next organizational level. The layers of three continue down a total of eight levels.

HISTORY  OF  THE  COMPANY

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

     On June 22, 2004, we consummated the transactions contemplated by a certain Securities Purchase Agreement dated June 10, 2004, by and among the Company, Keating Reverse Merger Fund, LLC, Thurston Interests, LLC and certain other shareholders of the Company. The transactions resulted in a change of control of the Company. Prior to this transaction Thurston Interests, LLC was our majority shareholder. Thurston Group, Inc., one of Thurston Interests, LLC's related entities, provided consulting services to us in connection with potential financing, merger and/or acquisition transactions. Thurston Communications Corporation, another of Thurston Interests, LLC's related entities, engaged in several bridge financings of Aelix, Inc., a former subsidiary of the Company. Thurston Interests, LLC and its related entities are hereinafter referred to as "Thurston."

     Prior to entering into the Purchase Agreement, our debt owed to Thurston in the principal amount of $4,686,799, together with accrued interest totaling $1,840,921, was satisfied by our issuance of a convertible promissory note in the principal amount of $1,228,870 (the "First Note") and a convertible promissory note in the principal amount of $60,000 (the "Second Note") to Thurston. Both notes were convertible into our common stock at a conversion price of $2.50 per share. Thurston, our majority shareholder prior to the closing of the transactions contemplated under the Purchase Agreement, also paid, on our behalf, an outstanding promissory note in the amount of $200,000, plus interest of $10,667, and assumed certain accounts payable and accrued expenses totaling $166,437.

     We also settled with an unrelated party a debt in the amount of $100,000, together with accrued interest, by the issuance of a $27,500 note, which was convertible, at the election of the holder, into shares of our common stock at $2.50 per share.

     Pursuant to the Purchase Agreement, (i) Thurston and the other shareholders sold 177,122 previously issued shares of our common stock to KRM Fund, for a purchase price of approximately $1.9196 per share; (ii) Thurston sold the First Note to KRM Fund; (iii) KRM Fund converted the First Note into 491,548 shares of our common stock, at a conversion price of $2.50 per share; and (iv) we issued KRM Fund 20,000 shares of our common stock for a total purchase price of $50,000, or $2.50 per share. Additionally, Thurston converted the Second Note into 24,000 shares of our common stock, at a conversion price of $2.50 per share.

     Immediately following the closing of the Purchase Agreement, KRM Fund purchased from an unrelated party a convertible promissory note issued by us in the principal amount of $27,500, which was convertible into shares of our common stock at a conversion price of $2.50 per share. KRM Fund in turn converted this note  into  11,000  shares  of  our  common  stock.

     Effective as of the closing of the Purchase Agreement, Patrick J. Haynes, III resigned as our Chief Executive Officer and a director, Robert T. Isham, Jr. resigned as a director, Thomas C. Ratchford resigned as our Chief Financial Officer, and Kevin R. Keating was appointed as our sole director, President, Treasurer and Secretary. Concurrently, our principal executive office was moved to 936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963.

     We have no ongoing relationship with Thurston. We are aware that Thurston continues to own shares of our common stock.

     On October 31, 2004, we entered into a Letter of Intent to acquire Taxus (Cayman) Inc., a company incorporated under the laws of the Cayman Islands ("Taxus"). Taxus owns and operates its business through a Chinese wholly-owned foreign enterprise, which has exclusive management and licensing agreements with Beijing Taxus Co. Ltd., a private Chinese enterprise ("Beijing Taxus"). Beijing Taxus was established in 2000 and is currently headquartered in Beijing, China. Beijing Taxus is a bio-tech company specializing in the research, breeding and extraction of Taxus plants, also known as yew trees. Effective April 13, 2005, we terminated this Letter of Intent due to the failure of Taxus to deliver U.S. GAAP financial statements and the appropriate Chinese regulatory approvals within 60 days of the date of the Letter of Intent.

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

     Effective August 11, 2005, we entered into an Exchange Agreement with Elwin Group Limited, an International Business Company incorporated in the British Virgin Islands ("Elwin"), each of the equity owners of Elwin (the "Elwin Members"), and KRM Fund. Elwin through its affiliates and controlled entities is a producer of primary aluminum ingots. Effective September 21, 2005, we terminated the Exchange Agreement with Elwin due to the failure of the transactions contemplated thereunder to have been consummated by September 15, 2005.

     On December 15, 2005, we entered into an agreement and plan of merger with EcoTechnology, Inc., a Delaware corporation ("EcoTech") and Qorus Acquisition, Inc., a Delaware corporation and our wholly-owned subsidiary ("Merger Sub"). EcoTech is in the business of designing, building, owning and operating industrial plants that deploy a state-of-the-art, proprietary thermal drying and gasification process to reduce human waste (commonly referred to in the industry as "sludge" or "biosolids") into dry bio-ash that is beneficially reused in mulch, fertilizer, and building products. Effective February 8, 2006, we terminated this Merger Agreement due to the failure of the transactions contemplated thereunder to have been consummated by January 31, 2006.

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

Effective March 15, 2006, we terminated this Exchange Agreement with Shiming due to Shiming's failure to provide audited financial statements prepared in accordance with U.S. GAAP.

     Keating Securities introduced us to each of Taxus (Cayman) Inc., Private Brands, Inc., Elwin Group Limited, Eco Technology, Inc. and Shiming (Cayman) Co., Ltd. To our knowledge, Keating Securities, LLC did not receive any consideration in connection with these introductions and to our knowledge, did not, and currently does not, have any relationship with each of the proposed reverse merger candidates.

     On May 23, 2006, we entered into an Exchange Agreement with VMdirect, L.L.C., a Nevada limited liability company, the members of VMdirect holding a majority of its membership interests, and KRM Fund. The closing of the transactions contemplated by the Exchange Agreement occurred on June 15, 2006. At the closing, we acquired all of the outstanding membership interests of VMdirect from the VMdirect Members, and the VMdirect Members contributed all of their Interests to us. In exchange, we issued to the VMdirect Members 1,014,589 shares of our Series A Convertible Preferred Stock, par value $0.01 per share (the "Preferred Shares"), which, as a result of the approval by a substantial majority of our outstanding shareholders entitled to vote and the approval by our board of directors on June 22, 2006, of amendments to our articles of incorporation that (i) changed our name to DigitalFX International, Inc., (ii) increased our authorized number of shares of common stock to 100,000,000, and
(iii) adopted a 1-for-50 reverse stock split, on August 1, 2006 converted into approximately 21,150,959 shares of our common stock. We also assumed options currently exercisable to purchase 962,499 shares of our common stock and warrants currently exercisable to purchase 1,552,495 shares of our common stock. Based on the closing price of our common stock as reported by the NASDAQ Stock Market on June 15, 2006, the 21,150,959 shares of our common stock underlying the Preferred Shares issued pursuant to the Exchange Agreement had an aggregate value of $158,632,192.

     The following parties constituted the VMdirect Members: Craig Ellins, Amy Black, The Richard Kall Family Trust, Lizanne Kall, David Weiner, Family Products, LLC, Bruce Raben, the Bruce I. Raben Living Trust, Joe Bianco, Jorel Management Corp., Mathias Venture Partners, LLC, Peter Newman, Woodman Management Corporation, SAM Venture Partners, Lorne Walker, Kurt Adelman, Douglas and Terry McNamara, Beverly C. Wolfe, Strategic Turnaround Equity Partners, L.P. (Cayman), MER Investments, Inc. and John Pretto.

     At the closing, VMdirect became our wholly-owned subsidiary. The exchange transaction was accounted for as a reverse merger (recapitalization) with VMdirect deemed to be the accounting acquirer, and us deemed to be the legal acquirer.

     As a result of the closing of the transactions contemplated by the Exchange Agreement, the VMdirect Members, together with holders of options and warrants to purchase VMdirect membership interests, held approximately 23,665,953 shares of our common stock on a fully-diluted and as converted to common stock basis, representing approximately 96.2% of our outstanding shares of common stock on a fully-diluted and as converted to common stock basis, and our shareholders existing immediately prior to the closing held approximately 923,961 shares of our common stock on a fully-diluted basis, representing approximately 3.8% of our outstanding shares of common stock on a fully-diluted basis.

     Following the closing of the transactions contemplated by the Exchange Agreement, Craig Ellins, VMdirect's Chief Executive Officer and one of its former members and managers, became our Chairman, Chief Executive Officer and President, and Lorne Walker, VMdirect's Chief Financial Officer became our Chief Financial Officer and Secretary.

     At the closing of our acquisition of VMdirect, pursuant to the terms of the Exchange Agreement, we entered into a financial advisory agreement with Keating Securities, LLC, a registered broker-dealer, under which Keating Securities was compensated by us for advisory services rendered to us in connection with our acquisition of VMdirect. The transaction advisory fee of $500,000 was paid at the closing of the acquisition. Kevin R. Keating, one of our directors, is the father of the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of Keating Reverse Merger Fund, LLC. Keating
Investments, LLC is also the managing member and 90% owner of Keating Securities, LLC, a registered broker-dealer. Keating Investments, LLC is also the managing member and 100% owner of Keating After Market Support, LLC. Kevin
R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, Keating Reverse Merger Fund, LLC, Keating Securities, LLC or Keating After Market Support, LLC and disclaims any beneficial interest in the shares of our common stock owned by Keating Reverse Merger Fund, LLC. Similarly, Keating Investments, LLC, Keating Reverse Merger Fund, LLC, Keating Securities, LLC and Keating After Market Support, LLC disclaim any beneficial interest in the shares of our common stock currently owned by Kevin R. Keating.

     On December 22, 2006, we entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Kingdon Associates, Kingdon Family Partnership, L.P. and M. Kingdon Offshore Ltd. (the "Investors") pursuant to which we agreed to sell to the Investors an aggregate of 1,000,000 shares of our common stock (the "Shares") at a per share price of $4.75 (the "Purchase Price") for gross proceeds of $4.75 million. The transactions contemplated by the Securities Purchase Agreement closed on December 27, 2006 (the "Closing"). Immediately following the Closing, we had 23,280,563 shares of common stock issued and outstanding.

     In connection with the Closing, on December 27, 2006, we also entered into a Registration Rights Agreement (the "Registration Rights Agreement") with the Investors, pursuant to which, among other things, we agreed to register the resale of the Shares by the Investors and to keep the registration statement effective until the earlier of the date on which all Shares have been sold by the Investors and the date that all of the Shares may be sold by the Investors pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the "Effectiveness Period"). The Registration Rights Agreement provides that if (i) we do not file a registration statement on or before January 31, 2007,
(ii) a registration statement is not declared effective on or prior to March 27, 2007, which date may be extended to May 1, 2007 in the event that the registration statement is reviewed by the SEC, or (iii) after its effective date, such registration statement ceases to remain continuously effective and available to the holders of the Shares at any time prior to the expiration of the Effectiveness Period for an aggregate of more than 30 consecutive trading days or for more than an aggregate of 60 trading days in any 12-month period (which need not be consecutive), then we must pay each holder of Shares on the date of such event, and for each month thereafter that such event continues, an amount in cash as partial liquidated damages equal to 1% of the aggregate Purchase Price paid by such Investor pursuant to the Securities Purchase Agreement for any Shares then held by such Investor, up to a maximum of 18% of the aggregate Purchase Price paid by such Investor in any 12-month period, unless, as a result of the liquidated damages provision of the Registration Rights Agreement, generally accepted accounting principles of the United States require the Shares to be treated as derivative securities, or as any other financial component other than stockholders equity, in which case, the maximum amount payable under the liquidated damages provisions of the Registration Rights Agreement will not exceed 18% of the aggregate Purchase Price paid by such Investor.

     Also in connection with the Closing, each of Craig Ellins, our Chairman, Chief Executive Officer and President, Lorne Walker, our Chief Financial Officer and Secretary, Amy Black, the President of VMdirect, VM Investors, LLC, our majority shareholder, and Richard Kall, one of the managers of VM Investors, LLC entered into a Lock-Up Letter Agreement (the "Lock-Up Letter Agreement") pursuant to which such parties agreed not to offer, sell, pledge or otherwise dispose of any shares of common stock owned or subsequently acquired by such parties for a period ending 180 days after the Closing, without the prior written consent of Kingdon Capital Management, LLC. Kingdon Capital Management, LLC is the investment advisor of each of Kingdon Associates, Kingdon Family Partnership, L.P. and M. Kingdon Offshore Ltd.

     Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC acted as the placement agents ("Placement Agents") in connection with the transactions consummated under the Securities Purchase Agreement. For their services as the Placement Agents, we paid the Placement Agents an aggregate commission in cash equal to 7% of the gross proceeds from the sale of the Shares or $332,500. We also paid Roth Capital Partners, LLC an advisory fee of $16,625. In addition, we reimbursed the Placement Agents for their out-of-pocket expenses incurred in connection with the transactions contemplated by the Securities Purchase
Agreement, including the actual and reasonable fees and disbursements of the Placement Agents' legal counsel, in the aggregate amount of approximately $50,086.

RECENT  DEVELOPMENTS

     During fiscal 2006 we took the following significant actions to support our business:

          - Commenced sales to affiliates and retail customers in Australia and New Zealand in January.

          - Launched the 5.0 studio initially in October adding podcasting, blogging, and digital media sharing to the existing product. The
               5.0 studio represented a radical advancement from our 4.0 product. The 5.0 studio was fully functional in February 2007.

          - Developed a Learning Media System - an interactive web-based, video learning environment.

          - Began implementation of a customer relationship management system (RightNow) and a business intelligence system (Cognos).

     Sales in Australia and New Zealand in 2006 accounted for 10% of our growth.

     The Learning Media System (LMS) is fully customizable and has a comprehensive back-end administration system. The LMS can support thousands of users with accountability and certification. We intend to add the LMS to our product offering to small businesses in 2007.

     The Customer Relationship Management Software (CRMS) is a comprehensive system that tracks all customer contacts with our support staff through one easy-to-use interface. Each support activity is stored by customer for future reference and archiving. The CRMS includes a knowledge base that is fully indexed and searchable. It assists customers to get answers to questions and contains a search capability that utilizes keywords to locate specific articles and information from the database. The system is scalable and adaptable to allow future growth for new products and services, international expansion and multi-language capability.

     Data and reporting from the Cognos system will assist senior management in critical business decisions and daily tracking of key performance indicators.

BUSINESS OF DIGITALFX INTERNATIONAL, INC.

General  Overview

     We are a digital communications and social networking company. We develop and market proprietary web-based social networking software applications, including video email, video instant messaging, podcasting, blogging and live webcasting. We bundle our proprietary applications with other open source applications and sell them as an integrated suite through an Internet-based subscription model. Our Web 2.0 communication tools enable users to create, transcode, send, manage and store all forms of digital media content (i.e., photos, videos and music). These innovative social networking applications are scalable, customizable and highly extendible, and provide individuals and enterprises with highly effective, multi-sensory communication tools.

     Currently, the primary source of subscribers for these applications is our social networking website, www.helloworld.com. We are aggressively expanding our subscription base by offering our suite of communications tools to affinity groups, other social networks and later in 2007, to small and medium sized businesses and corporate enterprises. By providing individuals and business subscribers with our rich and expanding suite of collaborative applications, we are facilitating the rapidly accelerating trends in streaming media, social networking, podcasting and self-generated content. With our marketing strategy, which is based on a commission structure encouraging the expansion of the number of our marketing affiliates, and the ease of use of our products - designed to simplify the creation and management of digital media - we intend to simplify the digital lives of millions of subscribers.

     We currently market our products on the Internet and maintain affiliates in the United States, Canada, the United Kingdom, Mexico, Australia and New Zealand.

Growth  Strategy

     The primary business strategy and the principal source of our recent growth involves our multi-tiered affiliate program. In the multi-tiered affiliate program, affiliates purchase business packages that range in price from approximately $70 to $1,996. These packages provide them with the products and tools they need to get started with their VMdirect business. The business packages include web cameras, an affiliate training CD, HELLOWorld 30-day trial accounts and access to an online administration and training center, which includes a real-time commission engine, promotional tools, contact management systems, a video email auto-responder and other marketing tools. With these tools, affiliates use their personal sales efforts to share the benefits of HELLOWorld with others. Viral marketing dynamics occur as customers use the digital communications tools and share the opportunity to resell HELLOWorld. Early adopting consumers who are pleased with the product often communicate their positive experiences to friends and colleagues. Word can quickly spread to a new group of users, who in turn promote the product's benefits to others, who then do the same with the people they know. This type of word-of-mouth advertising has come to be described as "viral" marketing because it can rapidly spread from one person to another. Retail subscriptions start at $9.95 per month, depending on the level of features desired by the customer. Affiliates earn commissions by enrolling customers and other affiliates, participating in an enrollment matrix that pays commissions up to eight levels deep. As of December 31, 2006, we had approximately 14,000 active affiliates.

     The market for our services is relatively new and rapidly evolving and growing. Social networking and streaming media are areas of high interest, dominating both the consumer and financial press. According to the Aberdeen Group, the streaming media industry is expected to grow from $2 billion in 2004 to an estimated $12 billion by 2008. We expect that the annual rate of growth of adoption of streaming media tools in 2007 will exceed 2006 as more users become comfortable with this technology, the Internet and personal computer usage.

     Social networking sites are also among the fastest growing Web destinations. In May 2006, the top 10 social networking sites combined for over 1/3 of total unique Internet visits. Other trends in our favor include the dispersion of families and friends around the country and globe who want to visually communicate on a regular basis and the desire of many companies to reduce resources spent on employee air and automobile travel. We differentiate ourselves from other social networking sites by allowing our members to retain copyright and ownership of all the content that they have created.

     We intend to continue to grow our business through continued product enhancements with additional features and functionality; the extension of the DigitalFX Studio to small businesses and enterprise customers; and by offering ancillary products and services through the affiliate program. In 2007, we intend to initiate a traveling leadership seminar called the One Vision Tour that will deliver substantial training to affiliates and potential new customers. The seminar will encompass marketing techniques to facilitate expansion of existing businesses and leadership skills to manage growing organizations.

     During 2007, we also plan to pursue strategic, accretive acquisition opportunities to accelerate growth. We will evaluate prospects that are synergistic and look to invest in businesses or technologies that offer complementary products or services that enhance our business model.

     We intend to achieve further international expansion and to begin sales of our existing services to small businesses in the first half of the year. We intend to continue our affiliate marketing approach. To facilitate our international expansion, we have engaged an experienced multi-tiered marketing consultant who has lived and worked extensively in Europe and Asia. His initial objectives in 2007 are to accelerate growth in the United Kingdom and establish the infrastructure and translations necessary to enroll subscribers in two European countries by the end of the year. We anticipate realizing revenues from these new markets in 2007.

     In early 2007, we initiated an investor relations program with the objective of increasing our exposure to both institutional investors and the retail brokerage community. We also launched a public relations and marketing program aimed at specific media outlets utilizing personal interviews and featured articles in national financial, technical and media publications.

Products

   DigitalFX  Studio

     Video Mail is a web-based email client with streaming media options that allow users to create or reply with embedded video messages. The videos can be delivered in multiple media formats (e.g., Windows, Flash, Quicktime), ensuring higher delivery rates than ever before. Each email account comes with: a private video vault for storing and managing videos, the ability to upload custom graphics and videos, and the option to cut-and-paste video on demand onto external websites.

     Video IM is a video-enabled instant messenger tool that allows users to send real-time streaming video to anyone that has agreed to join their contact list.

     Live Webcasting is an easy-to-use webcasting tool that allows a user to broadcast live over the Internet to a number of simultaneous viewers.

     Podcasting enables video recordings to be available for downloading and subscriptions by others in single or episodic delivery via RSS (real simple syndication).

     Blogging allows the creation of an online video diary.

     To support our customers and affiliates, we have developed a complete line of video tutorials and maintain a technical support desk that is available twenty-four hours a day. Additionally, our marketing staff and account executives assist affiliates in becoming more effective in the areas of marketing and sales.

   Web-based  Social  Networks

     HELLOWorld.com is a web portal utilizing a commercial-free, subscription-based application service provider model through which customers access our wide spectrum of streaming video content as well as an integrated suite of consumer-oriented streaming media applications, including video email, video chat and live web-casting. Through the portal, users are able to access their personal digital media vaults as well as other user-generated content (music, videos, photos submitted by other members) and can utilize the community tools to search for other members.

Customers

     No individual customer accounted for a material portion of our revenue during the past two years. At December 31, 2006, we had approximately 26,000 active customers as compared to approximately 7,000 at December 31, 2005.

     We aim to provide customers with industry leading product and technical support services through our highly trained customer support personnel located in Las Vegas, Nevada and outsourced vendors. Our support services include bug fixes, telephone support and upgrades or enhancements of particular software product releases when and if they become generally available. In addition to our customer support personnel being available 24 hours a day, 7 days a week, 365 days a year, we provide a comprehensive evolving knowledge base and conduct quality audits of our products and services. We also support our affiliate network in all aspects of the VMdirect business opportunity.

     All affiliates and customers have access to the VMdirect or helloWorld customer support website that provides the latest product information, general service updates and up-to-date knowledge base articles. The customer support websites also provide electronic forms for opening technical support incidents and feedback for suggesting product, service and company enhancements.

Competition

     We compete against well-capitalized streaming media and Internet companies as well as many smaller companies. The market for our products and services is highly competitive. The streaming media sector is evolving and growing rapidly, and companies are continually introducing new products and services.

     We believe the streaming media solutions we offer are comparable and in many cases superior to those offered by our competitors because in addition to having superior picture quality, our primary product (helloWorld.com) is the only product that allows a user to upload any format of video and transcode it into a range of commonly used video formats to ensure that the video can be properly viewed. In addition to our products and services, we have a knowledgeable and attentive customer support team as well as dedicated account managers who focus on the needs of our customer and affiliate base.

     Competitive parameters include the range of our product offerings, the performance and quality of our products and services, the reliability of our infrastructure, our expertise and experience in streaming media technology, our scalability and capacity, ease of use, the price of our services, and the level of customer support.

     Although we do not currently compete against any one entity with respect to all of the features of our services, we do compete with numerous companies with respect to specific elements. These elements encompass five primary markets: streaming media, social networking, on-demand collaboration, digital media management and self-generated media publishing. In the realm of streaming media services aimed at the consumer and small business marketplace, our competitors consist of numerous companies including Easystream, Playstream, Co-Video Systems and SightSpeed. In the domain of streaming media services targeted to mid-size and large enterprises, our competitors will include Akamai, VitalStream and Savvis, along with a number of smaller private companies. With respect to social networking, our HELLOWorld site and its features compete with broader social networking and Internet sites that include MySpace.com and LiveJournal.com. With respect to on-demand collaboration, we compete with WebEx and Radvision. In the realm of digital media management, we compete with thePlatform and Virage. In the realm of self-generated media publishing, we compete with such companies as YouTube and Flickr.

     In some cases, competitors may have longer operating histories, more customers, greater financial strength, more name recognition, and larger technical staffs. These competitors may be able to attract customers more easily because of their financial resources and awareness in the market. Our larger competitors can also devote substantially more resources to business development and may adopt more aggressive pricing policies.

Trademarks, Domain Names and other Intellectual Property

     Our registered intellectual property is primarily in the form of trademarks. We have registered the VMdirect(R) and Video Says It Better(R) trademarks with the United States Patent and Trademark Office and have filed applications for the registration of the trademarks helloWorld(TM), Connecting People, Changing Lives(TM), and Digital Life Made Simple(TM). We have not tried to register copyrights or patents on any of our software programs, methods, or other ideas, but we believe that some of our computer code may have common law copyright protection.

     We  also  own  the  www.vmdirect.com,  www.firststream.com  and
                         ----------------   -------------------
www.helloworld.com  domain  names,  and  own or hold exclusive and non-exclusive
------------------
licenses to several proprietary software applications relating to video e-mail, video instant messaging, live webcasting, digital vault storage technology and podcasting, including a perpetual non-exclusive license we obtained from RazorStream, LLC, a company majority owned by our majority shareholder, VM Investors, LLC, which is in turn owned by, among others, Craig Ellins and Amy Black, our Chief Executive Officer and President, and VMdirect's President, respectively.

     We have a policy of entering into confidentiality and non-disclosure agreements with our employees and some of our vendors and customers as we deem necessary. We also have a policy of not allowing customers to access our software's source code. These agreements and policies are intended to protect our intellectual property, but we cannot assure that these agreements or the other steps we have taken to protect our intellectual property will be sufficient to prevent theft, unauthorized use or adverse infringement claims. We cannot prevent piracy of our software, methods and features, and we cannot determine the extent to which our software, methods and features are being pirated. Further, the laws of some foreign countries do not protect our proprietary rights as well as the laws of the United States.

     We will continue to expand the VMdirect, HELLOWorld and First Stream brands and our proprietary trademarks, domains and software.

Product  Development

     We conduct continuing product development to support and expand our product offerings internally, as well as through the use of third party services. All engineering and design for the applications are created internally. We also contract with best-of-breed contractors for discrete project work. Through December 31, 2006, six independent contractors were used on separate projects. We spent $1,278,000 on product development in 2006 primarily on our new digital media platform that features added functionality, including podcasting, enhanced email and IM messaging and blogging. Our spending in 2007 will focus on additional product enhancements to our 5.0 studio and on the adaptation of this product to small businesses and enterprises. We anticipate that spending for these initiatives will be higher in the first half of the year.

     In the years ended December 31, 2004 and 2005, we spent $481,000 and $289,000, respectively, on product development. The larger amount in fiscal 2004 was due to spending for the 4.0 product that was released in March 2005.

Seasonality

     We experience seasonality in our business in specific months during the year. December and July have historically experienced lower growth, as affiliates are focused on family holidays and vacations. We expect this trend to continue.

EMPLOYEES

     As of March 13, 2007, we had 55 full-time employees and eight part-time employees, all located in Las Vegas, Nevada. Since inception, we have never had a work stoppage, and our employees are not represented by a labor union. We consider our relationships with our employees to be positive.

GOVERNMENT  REGULATION

     Our marketing program is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies in the United States, directed at preventing fraudulent or deceptive shams by ensuring that product sales are made to consumers of the products and that compensation, recognition, and advancement within the marketing organization are based on the sale of products rather than investment in the organization or other non-sales-related criteria. These regulatory requirements do not include "bright line" rules and are inherently fact-based. Thus, even though we believe that our marketing program complies with applicable federal and state laws or regulations, a governmental agency or court could determine that we have failed to meet these requirements in a particular case. Such an adverse determination could require us to make modifications to our marketing system, increasing our operating expenses. The negative publicity associated with such an adverse determination could also reduce affiliate and end user demand for our products, which would consequently reduce our sales and revenues.

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

     We conduct all of our international operations in Australia, Canada, Mexico, New Zealand and the United Kingdom. We have not been affected in the past by any of the potential political, legal or regulatory risks identified above. While we do not consider these risks to be material in the foreign countries in which we currently operate, they may become material risks in other countries where we may expand our business.

     Legislative or regulatory changes in one or more of our present or future markets could lead to the determination that our marketing system do not comply with applicable laws and regulations and could result in the prohibition of our marketing system. Failure to comply with applicable laws and regulations could result in the imposition of legal fines and/or penalties which would increase our operating costs. We may also be required to comply with directives or orders from various courts or applicable regulatory bodies to comply with new legislation or regulation, which would detract management's attention from the operation of our business. Further we could be prohibited from distributing products through our marketing system or may be required to modify our marketing system.

ITEM 2.   DESCRIPTION OF PROPERTY

     Our principal executive offices are located at 3035 East Patrick Lane, Suite 9, Las Vegas, Nevada 89120. Our telephone number is (702) 938-9300. It is from this facility that we conduct all of our executive and administrative functions and ship merchandise to affiliates and consumers. We utilize approximately 11,000 square feet and pay $17,600 per month pursuant to the governing lease agreement. Due to our current growth and expected staff additions, we foresee the need to lease additional space within the next twelve months. We are presently previewing locations that are close to our present offices and are working with design consultants for approximately 35,000-55,000 square feet of space to be used as offices, warehouse, theater and recording studios.

     VMdirect was party to a Sublease dated August 8, 2005 with Public Market Ventures, Inc. ("PMV"), pursuant to which we leased our administrative office space. VMdirect was also party to a Lease Agreement dated September 15, 2005 with Patrick Airport Business Center, LLC ("PABC" and together with PMV the "landlord"), pursuant to which we leased warehousing space for our computer servers. We were not permitted to make any alterations or improvements to, or assign or sublease, the premises without the landlord's prior written consent. We were also required to execute, acknowledge and deliver to the landlord, within 15 days of the landlord's request, instruments or assurances as the landlord may deem necessary or appropriate to evidence or confirm the subordination or superiority of these leases to any security instrument. The initial terms of these leases expired on January 31, 2007. On February 7, 2007, we signed a new lease with PABC for the existing 11,000 square feet for a one year period from February 1, 2007 through January 31, 2008. This lease has terms substantially similar to the lease referenced above dated September 15, 2005.

ITEM 3.   LEGAL PROCEEDINGS

     Except as described below, we are not involved in any legal proceedings that require disclosure in this report.

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

     On February 7, 2007, VMdirect and DigitalFX Solutions jointly filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles against a former affiliate of VMdirect alleging a number of complaints including unfair business practice, misappropriation of trade secrets, slander, intentional interference with contractual relationship, intentional interference with prospective economic advantage and breach of contract, and seeking compensatory and punitive damages in amounts to be proved at trial, injunctive relief and attorneys' fees and costs. The defendant became an affiliate of VMdirect in May 2006 and agreed to adhere to VMdirect's Code of Ethics for affiliates. Upon signing up as an affiliate, defendant represented that he was capable of bringing a substantial number of new affiliates to VMdirect, and in reliance on this representation, VMdirect agreed to provide certain privileges to defendant including posting of training materials on VMdirect's website. VMdirect also agreed to work with defendant to develop training materials. Although VMdirect paid for all of the costs of developing the materials and its personnel actively participated in the development of such materials, defendant demanded aggregate compensation of $300,000 for creating the training and motivational materials after they were completed. After
VMdirect did not pay this fee to defendant, defendant requested that VMdirect stop using the materials, began disparaging VMdirect and its officers, and engaged in cross-recruiting affiliates from other VMdirect networks, a practice prohibited by VMdirect's Code of Ethics for its affiliates. VMdirect then terminated defendant's distribution network and believes that defendant continues to use VMdirect's proprietary trade secrets to recruit affiliates to join other network marketing companies that compete with VMdirect.

     On March 6, 2007, we, along with VMdirect and DigitalFX Solutions, were served with a cross complaint for damages filed in the Superior Court of California for the County of Los Angeles, by this same former affiliate for alleged breach of contract, fraud-intentional misrepresentation, fraud-intentional concealment/omission, fraud-false promises, negligent misrepresentation and infringement of the rights of publicity and privacy, and seeking general, exemplary and punitive damages in amounts to be determined at trial and an order enjoining our use of his name, image, photograph and likeness for any purpose without his written consent. This former affiliate alleges that the officers of VMdirect agreed to grant him 60,000 shares of our common stock, agreed to pay him a percentage of FirstStream's sales in connection with is creation of certain training materials, agreed to pay for the costs of all training materials created by him and agreed that all training materials which contained his likeness would remain his intellectual property. This former affiliate also alleges that it was expressly agreed that a copy of such materials would be made available to him for posting as promotional materials on his own website and that his consent for VMdirect to use his image and likeness on its websites would be revocable at any time.

     On March 6, 2007, legal counsel for the same former affiliate filed a Notice of Removal of Action with the United States District Court of the Central District of California seeking to remove the case from the Superior Court of California to the United Stated District Court. Our legal counsel intends to file a motion to remand the case back to the Superior Court of California.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our shareholders in the quarter ended December 31, 2006.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON  STOCK

     Our common stock is quoted on the OTC Bulletin Board under the symbol "DFXN." The following table sets forth, for the periods indicated, the high and low bid information for our common stock, as determined from sporadic quotations on the OTC Bulletin Board. The information has been adjusted to reflect a 1-for-50 reverse stock split of our common stock which took effect on August 1, 2006, after the periods presented. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                       HIGH    LOW
                                      ------  -----
YEAR ENDED DECEMBER 31, 2005
    First Quarter . . . . . . . . .   $ 2.00  $1.50
    Second Quarter. . . . . . . . .   $72.50  $1.00
    Third Quarter . . . . . . . . .   $ 8.00  $4.00
    Fourth Quarter. . . . . . . . .   $25.00  $4.50

YEAR ENDED DECEMBER 31, 2006
    First Quarter . . . . . . . . .   $20.00  $1.50
    Second Quarter. . . . . . . . .   $16.50  $5.00
    Third Quarter . . . . . . . . .   $15.50  $2.00
    Fourth Quarter. . . . . . . . .   $10.50  $4.00

     On March 13, 2007, the closing sales price of our common stock as reported on the OTC Bulletin Board was $2.75 per share. As of March 13, 2007, there were approximately 156 record holders of our common stock. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

DIVIDEND  RIGHTS

     Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of outstanding shares of our common stock are entitled to receive dividends out of funds legally available at the times and in the amounts that our board of directors may determine. We have never paid dividends on our common stock and have no current plan to pay any dividends. We intend to retain our future earnings to re-invest in our ongoing business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     On December 15, 2006, Europa International, Inc. exercised a warrant to purchase 165,247 shares of our common stock through the payment of $43,252.08.

     On January 19, 2007, Gary Freeman purchased 9,500 shares of our common stock through the net issue exercise of a portion of a warrant in the amount of approximately 9,988 shares of our common stock. The additional shares for which Mr. Freeman exercised his warrant had an aggregate value of approximately $2,318 based on the closing sale price of our common stock on January 19, 2007 of $4.75 per share.

     On February 20, 2007, Gary Freeman purchased 9,500 shares of our common stock through the net issue exercise of a portion of a warrant in the amount of approximately 10,276 shares of our common stock. The additional shares for which Mr. Freeman exercised his warrant had an aggregate value of approximately $2,716 based on the closing sale price of our common stock on February 20, 2007 of $3.50 per share.

     On February 22, 2007, Paul Guez purchased 69,049 shares of our common stock through the net issue exercise of a warrant in the amount of 75,085 shares of our common stock. The additional shares for which Mr. Guez exercised his warrant had an aggregate value of approximately $19,315.20 based on the closing sale price of our common stock on February 22, 2007 of $3.20 per share.

     On February 22, 2007, Woodman Management Corporation purchased 223,577 shares of our common stock through the net issue exercise of a warrant in the amount of 243,121 shares of our common stock. The additional shares for which Woodman Management Corporation exercised its warrant had an aggregate value of approximately $62,540.80 based on the closing sale price of our common stock on February 22, 2007 of $3.20 per share.

     On February 22, 2007, our board of directors authorized the issuance of 10,000 shares of our common stock to Christopher Bolsover pursuant to our entry into a Professional Services Agreement with Bolsover Endeavours. The shares issued to Christopher Bolsover had an aggregate value of approximately $32,000 based on the closing sale price of our common stock on February 22, 2007 of $3.20 per share.

     In connection with the above stock sales, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the "Securities Act"). Each of the purchasers is an accredited investor with whom we or one of our affiliates had a prior business relationship. As a result, no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, we relied upon the exemption from registration contained in Section 4(2) of the Securities Act.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the fiscal years ended December 31, 2006 and 2005. All financial information that follows is that of our company, our company's wholly-owned subsidiary VMdirect, L.L.C. and VMdirect, L.L.C.'s wholly-owned U.K. subsidiary, and our company's wholly-owned Nevada subsidiaries. The discussion and analysis that follows should be read together with our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-KSB. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

OVERVIEW

     We are a digital communications and social networking company that, directly and through a multi-tiered affiliate program, offers a suite of proprietary digital communication tools, including video email, video instant messaging, live webcasting, podcasting, blogging, and digital vault storage. Our social networking website, www.helloWorld.com, operated by our wholly-owned
                                ------------------
subsidiary, DigitalFX Networks, LLC, a Nevada limited liability company, targets users from ages 18 to 65. The site features a full suite of digital communication  tools,  and  affiliates  and  retail  customers  pay  a  monthly subscription fee to use the tools and participate in the social network. Additionally, our website, www.vmdirect.com, operated by our wholly-owned
                              ----------------
subsidiary VMdirect, offers affiliates the tools necessary to effectively market and distribute our digital communication tools.

     Our multi-tiered affiliate program drives the growth of our business. Rather than using traditional advertising and marketing methods, we chose to create a multi-tiered affiliate program to develop new customers. Affiliates earn retail commissions on a monthly residual basis by acquiring new retail customers for us. Affiliates earn additional commissions from the sales activities of affiliates who they personally enroll. These rewards are extended for up to eight generations of affiliates, meaning that an affiliate earns a commission on the sales of the affiliates they have personally enrolled as well as on the sales of second-, third-, and fourth-generation affiliates, potentially eight levels deep. Our affiliate compensation plan is structured on a 3x8 matrix, meaning affiliates can each enroll three affiliates underneath themselves, before they begin to build their next organizational level. The layers of three continue down a total of eight levels.

     The market for our services is relatively new and rapidly evolving and growing. Social networking and streaming media are areas of high interest, dominating both the consumer and financial press. According to the Aberdeen Group, the streaming media industry is expected to grow from $2 billion in 2004 to an estimated $12 billion by 2008. We expect that the annual rate of growth of adoption of streaming media tools in 2007 will exceed 2006 as more users become comfortable with this technology, the Internet and personal computer usage.

     Social networking sites are also among the fastest growing Web destinations. In May 2006, the top 10 social networking sites combined for over 1/3 of total unique Internet visits. Other trends in our favor include the dispersion of families and friends around the country and globe who want to visually communicate on a regular basis and the desire of many companies to reduce resources spent on employee air and automobile travel. We differentiate ourselves from other social networking sites by allowing our members to retain copyright and ownership of all the content that they have created.

     We intend to continue to grow our business through continued product enhancements with additional features and functionality; the extension of the DigitalFX Studio to small businesses and enterprise customers; and by offering ancillary products and services through the affiliate program. In 2007, we intend to initiate a traveling leadership seminar called the One Vision Tour that will deliver substantial training to affiliates and potential new customers. The seminar will encompass marketing techniques to facilitate expansion of existing businesses and leadership skills to manage growing organizations.

     During 2007, we also plan to pursue strategic, accretive acquisition opportunities to accelerate growth. We will evaluate prospects that are synergistic and look to invest in businesses or technologies that offer complementary products or services that enhance our business model.

     We have also engaged an experienced multi-tiered marketing consultant who has lived and worked extensively in Europe and Asia to facilitate our international expansion. His initial objectives in 2007 are to accelerate growth in the United Kingdom and establish the infrastructure and translations necessary to enroll subscribers in two European countries by the end of the year. We anticipate realizing revenues from these new markets in 2007.

GENERAL

     Net sales are comprised of gross sales less credits, returns, chargebacks and allowances.

     Cost of revenues consists primarily of technology fees, portal content and support costs, cameras and training materials in business packages, fulfillment expenses, inbound and outbound freight costs, direct expenses for sales and training conferences, purchased merchandise, and reserve for inventory obsolescence.

     Commission expenses include all monies earned by affiliates in our multi-tiered program. When a sale is made from us to a customer through the efforts of our affiliate network, the sale is recorded as revenue and the affiliates earn commissions as a percentage of this sale. We have no other internal sales expenses.

     Other operating expenses consist of product development, marketing, technical and customer support, general and administrative and equity-based compensation.

     The exchange transaction was accounted for as a reverse merger (recapitalization) with VMdirect deemed to be the accounting acquirer, and us deemed to be the legal acquirer. Immediately prior to the exchange transaction, we had no material operations, assets, or liabilities. Accordingly, for all meaningful purposes, the following discussion, which represents a discussion of the operations of our wholly-owned subsidiary, VMdirect, for the periods presented, represents a discussion of our operations for the periods presented.

RESULTS  OF  OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED WITH YEAR ENDED DECEMBER 31, 2005

     The  following  table  presents  revenue  by  category  for the years ended
December  31,  2006  and  2005.

REVENUE:                               2006         2005
                                    -----------------------
Affiliate business packages         $ 7,745,400  $1,959,700
Upgrades to business packages         1,551,300     477,400
Subscription fees for access plans
and administrative tools             11,848,400   2,311,000
Merchandise and Shipping fees           920,700     179,400
Other revenue                           734,200     140,500
                                    -----------------------
Total Revenue                       $22,800,000  $5,068,000
                                    =======================

     Revenues  increased  $17,732,000  in  2006  or  350%  to  $22,800,000  from
$5,068,000 in 2005. This increase related to significant growth in the number of affiliates and retail customers across all products and services offered by us and included geographic expansion into Australia and New Zealand in the first quarter of 2006.

     Affiliate business package revenues increased $5,785,700 to $7,745,400 in 2006 from $1,959,700 in 2005. In 2006, we experienced a 300% increase in the number of new affiliates that enrolled versus 2005. Of the new enrollees, we had a 20% favorable price swing due to affiliates joining at a higher level in 2006 than in 2005. Revenue related to affiliate upgrades increased $1,052,000 from $477,000 to $1,551,000. During 2006, approximately 1,500 affiliates elected to upgrade to a higher level once enrolled, versus 500 affiliates upgrading in 2005.

     Subscription revenue from affiliates and retail customers increased $9,537,000 to $11,848,000 in 2006 from $2,311,000 in 2005. We started the year with approximately 4,000 active affiliates and ended the year with approximately 14,000, an increase of 245%. Additionally, we started the year with 3,000 active retail customers and ended the year with approximately 12,000, an increase of 290%. We offer retail access plans at $9.95, $29.95 and $39.95 per month. During 2006, more of these customers enrolled in plans at a higher monthly price than in 2005. This change, coupled with the growth in both retail customers and affiliates, and new affiliates electing a higher level, accounted for the increase in subscription revenue.

     In January 2006, we initiated sales in Australia and New Zealand which contributed $1,862,000, accounting for 8% of sales and 11% of our sales growth. At December 31, 2006 we had over 1,600 customers in these two countries.

     Merchandise sales consisting of web cameras and branded apparel increased $250,000 to $322,000 in 2006 from $72,000 in 2005. Shipping and handling revenues increased $491,000 to $599,000 in 2006 from $108,000 in 2005 due to the volume of business packages and merchandise sold.

     Other revenue is comprised primarily of registration fees for sales conferences and events. During 2006, two conferences were held in May and September, versus only one event in 2005. Additionally, attendance was significantly higher at both of the 2006 conferences.

     Gross  Profit  increased $14,536,000 to $18,356,000 in 2006 from $3,820,000 in 2005. As a percentage of sales, gross profit increased from 75% of sales to 81% from 2005 to 2006. This improvement was due to the leveraging of fixed cost elements (3%) and to reductions in the purchase price of items in the business packages due to quantity discounts (5%). This was offset by expenses for the sales conferences (-2%).

     Commission expenses increased $8,118,000 to $10,459,000 in 2006 from $2,341,000 in 2005. As a percent of sales on an annual basis, commissions remained constant in 2005 and 2006 at 46%. However, the quarterly pattern in 2006 reflects a steady reduction in this percentage: Q1: 50%; Q2: 47%; Q3: 45%; and Q4: 44%.

     We expect commissions in 2007 to continue to decrease as a percent of sales based on changes to discretionary elements in the current program and structural differences in the commission program for small business and enterprise sales which commence in 2007.

     The following table represents a breakdown of other operating expenses for the years ended December 31, 2006 and 2005. These comparisons are not necessarily indicative of future spending.

                                   2006        2005
                                ----------------------
Marketing                       $  838,000  $  376,000
Technical and customer support   1,139,000     591,000
Product development              1,278,000     292,000
General and Administrative       3,172,000   1,265,000
Equity-based compensation          305,000     122,000
                                ----------------------
Total Other Operating Expenses  $6,732,000  $2,646,000
                                ======================

     Compared to 2005, other operating costs have decreased as a percentage of revenue due primarily to fixed costs elements, estimated at 45% of total, and to negotiated fee reductions in merchant processing charges.

     Marketing expenses increased $462,000 to $838,000 in 2006 from $376,000 in 2005. These expenses include employee costs, costs for video production, promotional programs and graphic and web design. The increase in 2006 related to additional staffing, affiliate incentive and recognition programs, and outside design services.

     Technical and customer support expenses increased $548,000 to $1,239,000 in 2006 from $591,000 in 2005. These expenses include employee costs, outsourcing, programming, and software amortization and maintenance. The increase in 2006 was primarily for additional staffing and outsourced services which relate directly to the growth in our customer base.

     Product development costs increased $987,000 to $1,278,000 in 2006 from $292,000 in 2005. Product development outsourced to third parties consisted of discrete project work. Through December 31, 2006, six independent contractors were used on separate projects. Product development costs increased in 2006 due to the development of our 5.0 digital media platform that features added functionality, including podcasting, enhanced email and IM messaging and blogging, and to the design and creation of our Learning Media System. We estimate that our product development costs for 2007 will be similar to those incurred in 2006 as we continue to add features and functionality to the DigitalFX Studio and as we prepare for extension of our products to small businesses and enterprise companies. We expect spending for these initiatives to be higher in the first half of the year.

     General and Administrative expenses increased $1,907,000 to $3,172,000 in 2006 from $1,265,000 in 2005. These expenses include employee costs in operations, finance, human resources and corporate, and merchant processing fees, facilities costs, professional services, depreciation and risk management premiums. The increase in 2006 was primarily related to credit card processing fees which fluctuate directly with sales ($629,000), employee costs for staffing additions ($614,000) and costs associated with being a public company ($450,000).

     Equity-based compensation increased $183,000 to $305,000 in 2006 from $122,000 in 2005. Our equity-based compensation expense represents the amortization of deferred equity-based compensation over the vesting period of stock options granted to employees and of common stock warrants granted to non-employees. The expense was due to new option grants during 2006 and to the effects of the fluctuation in our stock price on the recognition of expenses on warrants granted to non-employees.

     We expect that our other operating expenses will continue to decrease as a percentage of net sales if we are able to increase our net sales through international expansion and customer growth. We expect this reduction in operating expenses as a percent of sales will be partially offset by additional legal, administrative and translation costs to establish operations in foreign countries, the full-year costs of operating as a public company, and additional expenses in 2007 to further comply with regulations imposed by the Sarbanes Oxley Act of 2002.

     Operating Income (Loss) increased $2,332,000 from an operating loss of $1,167,000 in 2005 to operating income of $1,165,000 in 2006. This improvement was due to our revenue growth and leverage in the cost of revenues and other operating expenses.

     Other Expenses increased $516,000 to $572,000 in 2006 from $56,000 in 2005. The increase was due to fees associated with the exchange transaction in June ($635,000 net of interest income of $52,000). Other expenses in 2005 were comprised primarily of expenses to start up operations in the United Kingdom, Australia and New Zealand. Interest Income is comprised of interest earned on our cash and short term investments. Interest income increased due to higher cash balances and to higher interest yields.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our cash requirements are principally for working capital. Historically, we funded our working capital needs through the sale of equity interests and through additional capital contributions by our former members. We have generated net positive cash flow from operations since the fourth quarter of 2005.

     For the year ended December 31, 2006, cash provided by operating activities was $1,386,000 and consisted of net income of $480,000, increased by non-cash items of $264,000 and by $642,000 due to changes in other operating assets and liabilities. The latter consisted of increases in accounts payable and accrued expenses of $1,555,000, a decrease in inventory of $19,000 offset by increases in accounts receivable of $22,000 and prepaids, merchant reserves and deposits of $908,000.

     For the year ended December 31, 2005, cash used in operating activities was $431,000 and consisted of a net loss of $1,223,000, increased by non-cash items of $200,000 and decreased by $592,000 due to changes in other operating assets and liabilities. The latter consisted of increases in accounts payable and accrued expenses of $761,000 partially offset by increases in current assets of $162,000 and other assets of $7,000.

     Investing Activities during the year ended December 31, 2006 of $547,000 and 2005 of $279,000 were the result of capital expenditures, primarily for computer and video equipment and software licenses.

     Financing Activities during the years ended December 31, 2006 and 2005 consisted of proceeds from the sale of equity interests, capital contributions by former members and the payoff of a note payable. Net cash provided by financing activities increased $3,708,000 to $4,667,000 from $959,000.

     On December 22, 2006, we entered into a Securities Purchase Agreement with Kingdon Associates, Kingdon Family Partnership, L.P. and M. Kingdon Offshore Ltd. (the "Investors") pursuant to which we agreed to sell to the Investors an aggregate of 1,000,000 shares of our common stock at a per share price of $4.75 for gross proceeds of $4.75 million. The transactions contemplated by the Securities Purchase Agreement closed on December 27, 2006, with net proceeds to us of approximately $4.36 million, after payment of commissions and expenses, which we presently intend to use for general working capital purposes.

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

     Our business benefits from low capital expenditure requirements. Our capital expenditures for 2007 will primarily be for the completion of our business software implementations in the first quarter of the year, and for additional computer equipment and for leasehold improvements, furniture and fixtures related to the relocation in Las Vegas of our corporate offices later in the year.

CREDIT  FACILITIES

     In Fiscal 2005, we set up a business credit line with Wells Fargo Bank for $65,000 at an annual percentage rate of 12.75%. Our MasterCard account is linked to this line of credit which we utilize on a monthly basis. The balance is paid off in full on a monthly basis when due.

DEBT

     On August 22, 2002, we issued a promissory note in the principal amount of $50,000 to an individual in order to fund working capital needs. The note accrued interest at a rate of 5%. The note and accrued interest were paid in full in April 2006.

BACKLOG

     Backlog is only relevant to our affiliate business packages and merchandise sales, as all subscription services are delivered upon enrollment or at monthly renewal. We do not believe that backlog is a meaningful indicator of future business prospects due to the short period of time from affiliate business package and merchandise order to product shipment. Most products are shipped one to two days from the date ordered; therefore, backlog information is not material to an understanding of our business.

GEOGRAPHIC  INFORMATION

     Sales in the United States and Canada for the years ended December 31, 2006 and 2005 accounted for 89% and 88% of our revenue, respectively. International sales in the United Kingdom, Mexico, Australia and New Zealand accounted for the remaining 11% in the year ended December 31, 2006. International sales in the United Kingdom represented the remaining 12% for the year ended December 31, 2005.

CRITICAL  ACCOUNTING  POLICIES

     We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue  Recognition

     We generate revenue through (i) sales of starter packages and selling aids to affiliates which include cameras, sales literature, and training videos, (ii) sales of monthly subscriptions to retail customers and affiliates with a wide spectrum of streaming video content as well as an integrated suite of streaming media applications, including video email, video chat, and live web-casting,
(iii) sales of branded apparel and merchandise, and (iv) hosting conferences and events.

     Starter Packages: We recognize revenue from the sales of starter packages and selling aids, including shipping revenue, in accordance with SAB No. 104, "Revenue Recognition," when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time the product is shipped to our customers when title and risk of loss have transferred. Sales of the above products entail no post-customer support or delivery of any other items. As such, there are no elements of these sales that would require separate accounting as a multiple deliverable in accordance with SOP 97-2, "Software Revenue Recognition." Costs incurred for the shipping and handling of our products are recorded as cost of sales as incurred.

     Allowances for subsequent customer returns of starter packages are provided when revenues are recorded. Affiliate starter packages returned within the first 30 days of purchase are refunded at 90 percent of the sales price. Returned products that were damaged during shipment to the customer is replaced immediately at our expense. On a monthly basis, we calculate a sales allowance which is an estimate of refunds for package returns that are within the 30 day time frame that have not yet been returned or processed. The estimate is based on an analysis of the historical rate of package returns using data from the four months preceding the date of measurement. We have found that this method approximates actual returns for the next 30 days. Increases or decreases to the sales allowance are charged to revenue.

     Monthly Subscriptions: We sell subscriptions for our internet-based studio suite of products through a unique multi-tiered affiliate program using non-related independent distributors, known as affiliates. We also market subscriptions directly to retail customers who purchase them for their personal use. Our services are provided immediately upon enrollment and continue until cancelled. We recognize revenue when the subscription is initiated, and then monthly based on an automatic renewal. The recurring subscription can be cancelled at any time in writing. If cancelled within the first 30 days after enrollment, 90% of the fee is refunded, pro-rated for the number of days not used during the month. If a subscription is cancelled after the first month of service, a full refund is issued for the month if the cancellation is received in writing within 48 hours of the renewal billing. No refund is issued if a subscription is cancelled more than 48 hours after the renewal billing for the month. We record an allowance for subscription cancellations based on an analysis of historical data for the four months preceding the date of measurement. We apply a cancellation percentage to subscription revenue that is subject to cancellation within the first 30 days of enrollment or 48 hours of renewal. The accuracy of these estimates is dependent on the rate of future cancellations being consistent with the historical rate. Increases or decreases to the sales allowance are charged to revenue.

     Branded Apparel and Merchandise: We also sell select products to affiliates to assist them in building their businesses and in selling subscriptions to the portal. These products include cameras, branded apparel and other merchandise. Revenue for these sales, including shipping revenue, are recognized when all the criteria of SAB No. 104 described above are met, which is generally upon shipment.

     Conferences and Events: We also earn fees for certain events we hosts such as sales and training conferences and seminars. Revenue is recognized when the event is held. Amounts collected prior to the event are reflected as deferred revenue, and recognized when the event is held.

Allowance for Doubtful Accounts

     Our receivables consist entirely of receivables from credit card companies, arising from the sale of product and services to our customers. We do not record an allowance for doubtful accounts, as monies processed by credit card processors are collected 100% within three to five days.

Inventories

     Inventories are valued at the lower of cost or market. They are written down, as required, to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management's assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if written-off inventory is sold.

Stock-Based  Compensation

     We account for stock option and warrant grants issued to non-employees using the guidance of SFAS No. 123R, "Accounting for Stock-Based Compensation" and EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," whereby the fair value of such option and warrant grants is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee's performance is completed or a performance commitment is reached.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 was amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which required companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. Through December 31, 2005, we accounted for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), with pro forma disclosures of net income
(loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options was measured as the excess, if any, of the fair market price of our stock at the date of grant over the amount an employee must pay to acquire the stock.

     As the exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense for options issued to employees recorded in our 2005 consolidated financial statements. The fair value of stock options and warrants issued to officers, directors and employees on the date of grant was estimated using the Black-Scholes option-pricing model, and the effect on our results of operations was required to be disclosed as if such stock options and warrants had been accounted for pursuant to SFAS No. 123.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, "Statement of Cash Flows." Effective January 1, 2006, SFAS No. 123R requires that we measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company's financial statements over the vesting period of the awards.

     Accordingly, we recognize compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, we recognize the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

     We adopted SFAS No. 123R effective January 1, 2006, and are using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date (see
Note  6,  Stock  Options  and  Warrants).

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. We are currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on our results of operations, financial position, or cash flows.

     In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its results of operations, financial position, or cash flows.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We adopted the bulletin during 2006. The adoption did not have a material effect on results of operations, financial position, or cash flows.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We currently have limited financial market risks from changes in foreign currency exchange rates or changes in interest rates and do not use derivative financial instruments. For the year ended December 31, 2006, 3% of total revenue is denominated in British pounds, 7% in Australian dollars and 1% in New Zealand dollars. In the future, we expect to enter into transactions in additional currencies. An adverse change in exchange rates would result in a decline in income before taxes, assuming that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or foreign currency sales price as competitors' products become more or less attractive.

OFF-BALANCE  SHEET  ARRANGEMENTS

     We have no off-balance sheet arrangements or financing activities with special purpose entities.

RISK  FACTORS

     INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN THIS PROSPECTUS BEFORE PURCHASING SHARES OF OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, FINANCIAL CONDITION AND/OR RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE SOME OR ALL OF YOUR INVESTMENT.

                          RISKS RELATED TO OUR BUSINESS

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

     Customer interest for our products could also be impacted by the timing of our introduction of new products. If our competitors introduce new products around the same time that we issue new products, and if such competing products are superior to our own, customers' desire for our products could decrease, resulting in a decrease in our sales and revenues. To the extent that we introduce new products and customers decide not to migrate to our new products from our older products, our revenues could be negatively impacted due to the loss of revenue from those customers. In the event that our newer products do not sell as well as our older products, we could also experience a reduction in our revenues and operating income.

     As a result of fluctuations in our revenue and operating expenses that may occur, management believes that period-to-period comparisons of our results of operations are not a good indication of our future performance.

WHILE WE RECENTLY ACHIEVED AN OPERATING PROFIT, WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCE THAT WE CAN MAINTAIN OR INCREASE PROFITABILITY.

     While we achieved an operating profit for the year ended December 31, 2006, we have a history of operating losses. Given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR GROWTH.

     Our strategy envisions growing our business. To date, our growth has been derived primarily from the expansive growth of our multi-tiered affiliate base and we intend to continue to employ this growth strategy. To manage anticipated growth, we plan to expand our technology to handle increasing volume on our websites and to expand our administrative and marketing organizations to accommodate larger numbers of our affiliates. We must also effectively manage our relationships with the increasing number of retail customers/users of our products. We will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. We cannot assure you that we will be able to:

          - sufficiently and timely improve our technology to handle increasing volume on our websites;

          - expand our administrative and marketing systems effectively, efficiently or in a timely manner to accommodate increasing numbers of our affiliates; or

          -    allocate our human resources optimally.

     Our inability or failure to manage our growth and expansion effectively could result in strained affiliate and customer relationships based on dissatisfaction with our service to these groups, our failure to meet demand for our products and/or increased expenses to us to resolve these issues, and a consequent significant decrease in the number of our affiliates and end users. Any significant decrease in our affiliate base or the number of retail customers would result in a decrease in revenues.

NINETY-FOUR PERCENT OF OUR REVENUES FOR THE YEAR ENDED DECEMBER 31, 2006 HAVE BEEN DERIVED FROM SALES OF OUR PRODUCTS AND SERVICES TO OUR MULTI-TIER AFFILIATES, AND OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO CONTINUE THE GROWTH OF OUR AFFILIATE BASE, AS WELL AS TO EXPAND OUR RETAIL SUBSCRIPTIONS AND INITIATE ADVERTISING REVENUE.

     To date, our growth has been derived primarily from the expansive growth of our multi-tiered affiliate base. Rather than using traditional advertising and sales methods, we chose to create a multi-tiered affiliate program to develop new customers. Affiliates earn retail commissions on a monthly residual basis by acquiring new customers for us. Affiliates earn additional commissions from the sales activities of affiliates who they personally enroll. These rewards are extended for up to eight generations of affiliates, meaning that an affiliate earns a commission on the sales of the affiliates they have personally enrolled as well as on the sales of second-, third-, and fourth-generation affiliates, potentially eight levels deep. Our affiliate compensation plan is structured on a 3x8 matrix, meaning affiliates can each enroll three affiliates underneath themselves before they begin to build their next organizational level. The layers of three continue down a total of eight levels.

     Our success and the planned growth and expansion of our business depends on us achieving greater and broader acceptance of our products and expanding our customer base. There can be no assurance that customers will subscribe to our product offerings or that we will continue to expand our customer base. Though we plan to continue to provide tools to our affiliates to enable them to generate sales, we cannot guarantee that the time and resources we spend on these efforts will generate a commensurate increase in users of our product offerings. If we are unable to effectively market or expand our product offerings, and if our affiliate enrollment does not continue to grow, we will be unable to grow and expand our business or implement our business strategy. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

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

OUR ABILITY TO CONDUCT BUSINESS, PARTICULARLY IN INTERNATIONAL MARKETS, MAY BE AFFECTED BY POLITICAL, ECONOMIC, LEGAL AND REGULATORY RISKS, WHICH COULD ADVERSELY AFFECT THE EXPANSION OF OUR BUSINESS IN THOSE MARKETS.

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

          - the possibility that a government authority might challenge the status of our affiliates as independent contractors or impose employment or social taxes on our affiliates;

          -    our ability to staff and manage international operations;

          - handling the various accounting, tax and legal complexities arising from our international operations; and

          -    understanding cultural differences affecting non-U.S. customers.

     We currently conduct activities in Australia, Canada, Mexico, New Zealand and the United Kingdom. We have not been affected in the past by any of the potential political, legal or regulatory risks identified above. While we do not consider these risks to be material in the foreign countries in which we currently operate, they may be material in other countries where we may expand our business.

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

     Our services are priced in local currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently engage in hedging activities or other actions to decrease fluctuations in operating results due to changes in foreign currency exchange rates, although we may do so when the amount of revenue obtained from sources outside of the United States becomes significant.

WE ALSO FACE LEGAL AND REGULATORY RISKS IN THE UNITED STATES, THE AFFECT OF WHICH COULD REDUCE OUR SALES AND REVENUES.

     Our marketing program is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies in the United States, directed at preventing fraudulent or deceptive schemes by ensuring that product sales are made to consumers of the products and that compensation, recognition, and advancement within the marketing organization are based on the sale of products rather than investment in the organization or other non-sales-related criteria. These regulatory requirements do not include "bright line" rules and are inherently fact-based. Thus, even though we believe that our marketing program complies with applicable federal and state laws or regulations, we are subject to the risk that a governmental agency or court could determine that we have failed to meet these requirements in a particular case. Such an adverse determination could require us to make modifications to our marketing system, increasing our operating expenses. The negative publicity associated with such an adverse determination could also reduce affiliate and end user demand for our products, which would consequently reduce our sales and revenues.

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

OUR SENIOR MANAGEMENT HAD NO EXPERIENCE MANAGING A PUBLICLY TRADED COMPANY PRIOR TO SERVING AS OUR EXECUTIVE OFFICERS. THIS LACK OF EXPERIENCE MAY DIVERT OUR MANAGEMENT'S ATTENTION FROM OPERATIONS AND HARM OUR BUSINESS.

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

            OTHER RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

THERE  IS  LIMITED  TRADING,  AND  CONSEQUENTLY LIMITED LIQUIDITY, OF OUR COMMON
STOCK.

     Bid and ask prices for shares of our common stock are quoted on the OTC Bulletin Board under the symbol "DFXN." Although prices for our shares of common stock are quoted on the OTC Bulletin Board, there is limited trading of our common stock and our common stock is not broadly followed by securities analysts. The average daily volume of our common stock as reported on the OTC Bulletin Board for the twelve-month periods ended December 31, 2006 and 2005 were approximately 4,248 shares and 395 shares, respectively. Consequently, shareholders may find it difficult to sell shares of our common stock.

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

     Moreover, as additional shares of our common stock become available for resale in the open market (including shares issued upon the exercise of our outstanding options and warrants), the supply of our publicly traded shares will increase, which could decrease its price.

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

OUR OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS, CONTROLLING APPROXIMATELY 76% OF OUR OUTSTANDING COMMON STOCK, CAN EXERT SIGNIFICANT INFLUENCE OVER US AND MAY MAKE DECISIONS THAT ARE NOT IN THE BEST INTERESTS OF ALL SHAREHOLDERS.

     Our officers, directors and principal shareholders (greater than 5% shareholders) collectively control approximately 76% of our outstanding common stock. As a result, these shareholders will be able to affect the outcome of, or exert significant influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

ITEM 7.     FINANCIAL STATEMENTS DIGITALFX INTERNATIONAL, INC. (FORMERLY
            QORUS.COM, INC.) AND SUBSIDIARIES

                          Index to financial statements

                                                                               PAGE
                                                                               ----
Report of Independent Registered Public Accounting Firm . . . . . . . . . . .    38

Consolidated Balance Sheet at December 31, 2006 . . . . . . . . . . . . . . .    39

Consolidated Statements of Operations for the Years Ended December 31, 2006
and December 31, 2005 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    40

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
December 31, 2006 and December 31, 2005 . . . . . . . . . . . . . . . . . . .    41

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006
and December 31, 2005 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    42

Notes to Consolidated Financial Statements for the Years Ended
December 31, 2006 and December 31, 2005 . . . . . . . . . . . . . . . . . . .    43

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
DigitalFX International, Inc. (formerly Qorus.com, Inc.) and Subsidiaries Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of DigitalFX International, Inc. (formerly Qorus.com, Inc.) (the "Company) and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DigitalFX International, Inc. (formerly Qorus.com, Inc.) and Subsidiaries as at December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.



Weinberg & Company, P.A.
Los Angeles, California
March 7, 2007

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS
Current assets:
    Cash and cash equivalents                       $ 5,754
    Accounts receivable                                  49
    Inventories, net                                    135
    Prepaid bandwidth charges, affiliate                 72
    Prepaid expenses and other assets                   253
    Deferred income taxes, net                          176
                                                    --------

            Total current assets                      6,439

Property and equipment, net of accumulated
  depreciation and amortization of $135                 277
Deposits, merchant processors                           719
Deposits, software                                      373
Other assets                                             65
                                                    --------

        Total assets                                $ 7,873
                                                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                $   542
    Accrued expenses                                    655
    Accrued commissions                               1,405
    Due to affiliate                                    187
                                                    --------

            Total current liabilities                 2,789
                                                    ========

Commitments and Contingencies

Stockholders' equity:
    Preferred Stock, $0.01 par value, 5,000,000
      shares authorized, no shares issued and
      outstanding                                         -
    Common Stock, $0.001 par value, 100,000,000
      shares authorized, 23,280,563 shares issued
      and outstanding                                    23
    Additional Paid In Capital                        9,403
    Other comprehensive loss                            (20)
    Accumulated deficit                              (4,322)
                                                    --------

            Total stockholders' equity                5,084
                                                    --------
        Total liabilities and stockholders' equity  $ 7,873
                                                    ========

                 See Notes to Consolidated Financial Statements

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                     Years Ended December 31,
                                                   -----------------------------
                                                       2006            2005
                                                   -------------  --------------

Revenues                                           $     22,800   $       5,068
Cost of revenues                                          4,444           1,248
                                                   -------------  --------------

Gross profit                                             18,356           3,820

Commission expenses                                      10,459           2,341
Other operating expenses                                  6,732           2,646
                                                   -------------  --------------

Operating income (loss)                                   1,165          (1,167)
                                                   -------------  --------------

Other (income) expense:
Expenses relating to exchange transaction                   635               -
Other (income) expense, net                                 (63)             56
                                                   -------------  --------------

Other (income) expense, net                                 572              56
                                                   -------------  --------------

Income (Loss) before provision for  income taxes            593          (1,223)

Provision for income taxes                                  113               -
                                                   -------------  --------------
Net income (loss)                                  $        480   $      (1,223)
                                                   =============  ==============
Net income (loss) per share:
    Basic                                          $        .02   $        (.06)
                                                   =============  ==============
    Fully diluted                                  $        .02   $        (.06)
                                                   =============  ==============
Weighted average shares outstanding:
    Basic                                            21,032,218      19,631,179
                                                   =============  ==============
    Fully diluted                                    22,832,198      19,631,179
                                                   =============  ==============

                 See Notes to Consolidated Financial Statements

                             DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Other
                                                                   Additional                    Compre
                                               Common     Stock     Paid-In        Deferred      hensive    Accumulated
                                               Shares    Amount     Capital      Compensation     Loss        Deficit      Total
----------------------------------------------------------------------------------------------------------------------------------
OPENING BALANCE, JANUARY 1, 2005             15,790,110       16         3306               -          -         (3,579)     (257)

                                              3,841,069
  Issuance of common stock                                     4          998               -          -              -     1,002

  Distributions to shareholders                       -        -          (43)              -          -              -       (43)

  Issuance of warrants                                -        -          179             (57)         -              -       122

  Amortization of fair value of options               -        -            -                          -              -         -

  Foreign currency translation adjustment             -        -            -               -         (1)             -        (1)

  Net income for the year ended
    December 31, 2005                                 -        -            -               -          -         (1,223)   (1,223)
                                             --------------------------------------------------------------------------------------

ENDING BALANCE, DECEMBER 31, 2005            19,631,179       20        4,440             (57)        (1)        (4,802)     (400)

  Reclassification of deferred compensation           -        -          (57)             57          -              -         -

  Issuance of common stock                    2,519,780        2        4,939               -          -              -     4,941

  Exercise of warrants                          165,247        -           43               -          -              -        43

  Distributions to shareholders                       -        -         (265)              -          -              -      (265)

  Amortization of fair value of warrants              -        -          175               -          -              -       175

  Amortization of fair value of options               -        -          130               -          -              -       130

  Effect of merger transaction                  964,357        1           (2)              -          -              -        (1)

  Foreign currency translation adjustment             -        -            -               -        (19)             -       (19)

  Net income for the year ended
    December 31, 2006                                 -        -            -               -          -            480       480
                                             -------------------------------------------------------------------------------------

ENDING BALANCE, DECEMBER 31, 2006            23,280,563  $    23  $     9,403   $           -   $    (20)  $     (4,322)  $ 5,084
                                             =====================================================================================

                 See Notes to Consolidated Financial Statements

    DIGITALFX INTERNATIONAL, INC. (FORMERLY QORUS.COM, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                         Years ended December 31
                                                        -------------------------
                                                            2006          2005
                                                        -------------  ----------
Operating activities:
  Net income (loss)                                     $        480   $  (1,223)
    Adjustment to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                              135          78
      Equity based compensation expense                          305         122
      Deferred income taxes                                     (176)          -
  Changes in assets and liabilities:
      Accounts receivable                                        (22)        (24)
      Inventory                                                   19        (138)
      Prepaid expenses and reserves                             (908)         (7)
      Accounts payable and accrued expenses                    1,420         817
      Due to affiliate                                           133         (56)
                                                        -------------  ----------

  Net cash provided by (used in) operating activities          1,386        (431)
                                                        -------------  ----------

Investing activities:
  Purchases of property and equipment                           (174)       (279)
  Deposits on software                                          (373)          -
                                                        -------------  ----------

        Net cash used in investing activities                   (547)       (279)
                                                        -------------  ----------

Financing activities:
  Proceeds from issuance of common stock, net                  4,941       1,002
  Proceeds from exercise of warrants, net                         43           -
  Principal payments on note payable                             (50)          -
  Distributions to shareholders                                 (265)        (43)
                                                        -------------  ----------

      Net cash provided by financing activities                4,669         959
                                                        -------------  ----------

  Foreign currency translation                                   (19)         (1)

Change in cash and cash equivalents                            5,489         248
Cash and cash equivalents, beginning of period                   265          17
                                                        -------------  ----------

Cash and cash equivalents, end of period                $      5,754   $     265
                                                        =============  ==========

Supplemental cash flow information:
  Cash paid for interest                                $          2   $       4
  Cash paid for income taxes                            $        250   $       -

                 See Notes to Consolidated Financial Statements

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE  1.     THE  COMPANY  AND  BASIS  OF  PRESENTATION

COMPANY

     DigitalFX International, Inc. (the "Company"), a Florida C corporation, is a holding company, containing a web-based social networking company that hosts and markets a streaming video portal: helloWorld.com. The portal utilizes a commercial-free, subscription-based Application Service Provider (ASP) model, providing subscribers with a wide spectrum of streaming video content as well as an integrated suite of consumer-oriented streaming media applications, including video email, video chat and live web-casting. The Company sells subscriptions to its portal through a unique multi-tiered affiliate program using non-related independent distributors, known as "Affiliates." The Company also markets subscriptions directly to "Retail Customers" who purchase them for their personal use. In addition to offering portal subscriptions, the Company sells select products to these Affiliates to assist them in building their businesses and in selling subscriptions to the portal.

     The consolidated financial statements include the accounts of the Company, VMdirect, L.L.C. ("VMdirect") and its wholly-owned U.K. subsidiary, and the Company's wholly-owned Nevada subsidiaries. Inter-company transactions and balances have been eliminated.

MERGER  AND  STOCK  SPLIT

     On June 15, 2006, Qorus.com, Inc., an inactive Florida corporation ("Qorus") with no current operations, issued to the Company's members 1,014,589 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of Qorus (the "Preferred Stock"), which were converted into 1,057,547,456 shares of Qorus' common stock ("Conversion Shares"). The number of shares of Preferred Stock issued to the Members and the number of Conversion Shares gives effect to the issuance of 289,292 membership units by VMdirect for an aggregate purchase price of $625,000, a transaction that was completed immediately prior to the Closing. The transaction has been accounted for as a reverse merger (recapitalization) with the Company deemed the accounting acquirer, and Qorus the legal acquirer. As such, the financial statements herein reflect the historical activity of VMdirect since its inception, and the historical stockholders' equity of VMdirect has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to any differences in the par value offset to additional paid in capital. Subsequent to the consummation of this transaction, Qorus changed its name to DigitalFX International, Inc.

     On August 1, 2006, the Company affected a 1 for 50 reverse stock split. The effect of this stock split has been retroactively reflected in the financial statements as if the stock split occurred at the beginning of the earliest period reported.

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

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

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

     At December 31, 2006, the Company had $719 of funds held by banks as reserves against any possible charge backs and returns on credit card transactions related to customer disputes that are not offset against the Company's daily sales deposit activity. These amounts are reflected as Deposit, Merchant Processors on the Company's balance sheet.

INVENTORIES

     Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. As of December 31, 2006, inventories consisted of finished goods. The Company reviews on hand inventory for obsolete and excess finished goods on a monthly basis.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets or terms of the related lease agreements. Computers, equipment and purchased software are depreciated over three years. Depreciation of the assets begins in the month following the in-service date, and maintenance and repairs are charged to expense as incurred.

REVENUES

     The Company recognizes revenue from the sales of starter packages and selling aids, including shipping revenue in accordance with SAB No. 104, when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time the product is shipped to customers when title and risk of loss have transferred. Sales of the above products entail no post-customer support or delivery of any other items. Allowances for estimated subsequent customer returns are provided when revenues are recorded. Costs incurred for the shipping and handling of its products are recorded as cost of sales.

     The Company recognizes revenue from subscriptions to its internet-based studio suite of products including video email, live broadcasting, podcasting, blogging, instant messenger and media storage when the subscription is initiated or renewed monthly and as the services are billed and provided. Monthly subscriptions are sold to both affiliates and retail customers. Allowances for estimated customer cancellations are provided when revenues are recorded.

     The Company also sells select products to affiliates to assist them in building their businesses and in selling subscriptions to the portal. Revenue for these sales including shipping revenue are recognized when all the criteria of SAB No. 104 described above are met, which is generally upon shipment.

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

     The Company also earns fees for certain events it hosts such as sales and training conferences and seminars. Amounts collected prior to the event are reflected as deferred revenue, and recognized when the event is held.

SHIPPING AND HANDLING FEES

     Shipping and handling fees are billed to customers and included in revenue. The related costs are included in cost of goods sold. Shipping and handling costs are charged to expense as incurred. Total shipping and handling costs of $349 and $98 are included in cost of goods sold for the years ended December 31, 2006 and 2005, respectively.

PRODUCT RETURNS AND CANCELLATIONS

     Affiliate business starter packages and merchandise returned within the first 30 days of purchase are refunded at 90 percent of the sales price. Returned products that were damaged during shipment to the customer is replaced immediately at the Company's expense.

     Sales allowance is a monthly estimate of refunds to be issued on starter packages that have been shipped but are still subject to our return policy at month end. The allowance is based on an analysis of the historical rate of credits and refunds, using the latest four months activity. Increases or decreased to the sales allowance are charged to revenue. The accuracy of the estimate is dependent on the rate of future returns being consistent with the historical rate.

STOCK-BASED COMPENSATION

     The Company accounts for stock option and warrant grants issued to non-employees using the guidance of SFAS No. 123R, "Accounting for Stock-Based Compensation" and EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," whereby the fair value of such option and warrant grants is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee's performance is completed or a performance commitment is reached.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 was amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which required companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. Through December 31, 2005, the Company accounted for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), with pro forma disclosures of net income (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options was measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

     As the exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense for options

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

issued to employees recorded in the Company's 2005 consolidated financial statements. The fair value of stock options and warrants issued to officers, directors and employees on the date of grant was estimated using the Black-Scholes option-pricing model, and the effect on the Company's results of operations was required to be disclosed as if such stock options and warrants had been accounted for pursuant to SFAS No. 123.

     The Company's "reported" and "pro-forma" information for the year December 31, 2005 is as follows:

          Net loss as reported                     $(1,223)
          Deduct: total stock-based employee
            compensation expense determined under
            the fair value method for all vested
            awards, net of related taxes               (11)
                                                   --------
          Pro-forma net loss                       $(1,234)
                                                   ========
          Basic and diluted earnings per share:
          Net loss as reported                     $ (0.06)
                                                   ========
          Pro-forma net loss                       $ (0.06)
                                                   ========

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, "Statement of Cash Flows." Effective January 1, 2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company's financial statements over the vesting period of the awards.

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

     The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date (see Note 6, Stock Options and Warrants).

EARNINGS (LOSS) PER SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding have been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the Exchange transaction as if these shares had been outstanding as of the beginning of the earliest period presented. The 964,657 shares issued to the legal acquirer are in included in the weighted average share calculation from June 15, 2006, the date of the exchange agreement.

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

     The following is a reconciliation of the calculation of basic and diluted earnings per share for the years ended December 31, 2006 and 2005.

                                        2006                                     2005
-------------------------------------------------------------  ----------------------------------------
                         Income        Shares      Per-Share       Loss         Shares       Per-Share
                      (Numerator)   (Denominator)    Amount    (Numerator)   (Denominator)    Amount
                      ---------------------------------------  ----------------------------------------
Basic earnings per
  share:
Income available to
  common
  stockholders        $        480     21,032,218  $     0.02  $    (1,223)     19,631,179  $    (0.06)

Effect of Dilutive
  Securities:
Options and warrants             -      1,799,980           -            -               -           -
                      ---------------------------------------------------------------------------------

Diluted earnings per
  share               $        480     22,832,198  $     0.02  $    (1,223)     19,631,179  $    (0.06)
                      =================================================================================

     Options to purchase 291,500 shares of common stock at $7.75 per share were outstanding during the year ended December 31, 2006 but were not included in the computation of diluted earnings per share for this period because the options' exercise price was greater than the average market price of the common shares during this period, and their effect would be anti-dilutive. Options to purchase 818,349 shares of common stock at $0.26 were outstanding during the year ended December 31, 2005 but were not included in the computation of diluted earnings per share for this period because the Company incurred a loss for this period, and their effect would be anti-dilutive.

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

MEMBER INCENTIVES

The Company's commission structure is based on a multi-level affiliate program. Commissions are recorded for sales, including commissions based on bonus points assigned to products which are independent of the product's price. Commissions totaled $10,459 and $2,341 for the years ended December 31, 2006 and 2005, respectively, and are included in the accompanying consolidated statements of operations.

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

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We currently have limited financial market risks from changes in foreign currency exchange rates or changes in interest rates and do not use derivative financial instruments. For the year ended December 31, 2006, 3% of total revenue is denominated in British pounds, 7% in Australian dollars and 1% in New Zealand dollars. In the future, we expect to enter into transactions in additional currencies. An adverse change in exchange rates would result in a decline in income before taxes, assuming that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or foreign currency sales price as competitors' products become more or less attractive.

INCOME TAXES

     VMdirect had 11 individual members until June 15, 2006. After the exchange transaction, DigitalFX became the sole member of VMdirect. Federal income tax obligations for the period through and including June 15, 2006 were passed through to the previous members of VMdirect, and the Company recorded no provision for such taxes. The Company has agreed with the previous members of VMdirect that the Company will not make any distributions to pay tax liabilities, if any, on income earned prior to June 15, 2006. Consequently, the taxes, if any, on the income of VMdirect through June 15, 2006 are payable individually by each member.

     The Company accounts for income taxes and related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

     The Company's provision for income taxes at December 31, 2006 was based on income for the period from June 16, 2006 to December 31, 2006 as adjusted for timing differences outstanding at the date that DigitalFX became the sole member of VMdirect. The Company's income tax provision was computed based on the federal statutory rate, net of the related deferred tax benefit.

FOREIGN CURRENCY TRANSLATION

     The functional currency of our UK subsidiary is the pound sterling. The foreign subsidiary asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at period end exchange rates; investment accounts, revenue and expense accounts are translated at the average rates during the period rates in accordance with FASB 52. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of "Other comprehensive loss" in the accompanying balance sheet.

COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, "Reporting Comprehensive Income," established rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments to be reported as a separate component (comprehensive income/loss) of stockholders' equity. The components of comprehensive income
(loss)  are  as  follows:

                                Years ended    December 31,
                                   2006            2005
                               -----------------------------

Net Income (Loss)              $        480   $      (1,223)
Foreign Currency Translation            (19)             (1)
                               -----------------------------
Comprehensive  Income (Loss)   $        461   $      (1,224)
                               =============================

RECLASSIFICATIONS

     In the current year we have reclassified certain components of our stockholders' equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment." This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders' equity for such deferred compensation. This reclassification has no effect on net income or total stockholders' equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

     In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its results of operations, financial position, or cash flows.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on results of operations, financial position, or cash flows.

NOTE  3.     PRODUCT,  CUSTOMER  AND  GEOGRAPHIC  INFORMATION

     SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting of business enterprises of information about operating segments, products and services, geographic areas and major customers. The standard for determining what information to report is based on operating segments within DigitalFX International that are regularly reviewed and used by the chief operating decision-maker in evaluating financial performance and resource allocation.

     DigitalFX International's chief operating decision-maker is considered to be the chief executive officer (CEO). Based on the financial information reviewed by the CEO, the Company has determined that it operates in a single operating segment, specifically, digital web-based communications services.

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

     The following table presents revenue by product category for the years ended December 31,2006 and 2005.

           REVENUE:                            DECEMBER 31, 2006   DECEMBER 31, 2005
                                               --------------------------------------
           Affiliate business packages         $        7,745,400  $        1,959,700
           Upgrades to business packages                1,551,300             477,400
           Subscription fees for access plans
           and administrative tools                    11,848,400           2,311,000
           Merchandise and Shipping fees                  920,700             179,400
           Other revenue                                  734,200             140,500
                                               --------------------------------------
           Total Revenue                       $       22,800,000  $        5,068,000
                                               ======================================

     The breakdown of revenues generated by geographic region for the years ended December 31, 2006 and 2005 is as follows:

                                           DECEMBER 31,   DECEMBER 31,
                                               2006           2005
                                           -------------  -------------
           United States, Canada & Mexico            89%            88%
           United Kingdom                             3%            12%
           Australia & New Zealand                    8%             -
                                           -------------  -------------
                                                    100%           100%
                                           =============  =============

     Assets and liabilities located in countries outside the United States were not material at December 31, 2006.

     The  breakdown  of  revenues generated by customer type for the years ended
December  31,  2006  and  2005  is  as  follows:

                            DECEMBER 31,   DECEMBER 31,
                                2006           2005
                            -------------  -------------
          Affiliates                  94%            94%
          Retail customers             6%             6%
                            -------------  -------------
                                     100%           100%
                            =============  =============

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE  4.     PROPERTY  AND  EQUIPMENT

     Property and equipment at December 31, 2006 consists of the following (in thousands):

Furniture and fixtures                               $     16
Computers and equipment                                   302
Purchased software                                        216
                                                     ---------
                                                          534
    Less: accumulated depreciation and amortization      (257)
                                                     ---------
                                                     $    277
                                                     =========

     All property and equipment above is depreciated over a three year life. Depreciation expense for the years ended December 31, 2006 and 2005 was $135 and $78, respectively.

NOTE  5.     EQUITY  TRANSACTIONS

2006 TRANSACTIONS

Merger and Stock Split

     As described in Note 1, on June 15, 2006, Qorus issued to the members of VMdirect 1,014,589 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of Qorus which were converted into 1,057,547,456 shares of Qorus' common stock. The number of shares of Preferred Stock issued to the Members and the number of Conversion Shares gives effect to the issuance of 361,603 membership units by VMdirect for an aggregate purchase price of $625,000, a transaction that was completed immediately prior to the Closing, resulting in net proceeds to the Company of $594,000.

     On August 1, 2006, the Company affected a 1 for 50 reverse stock split. The effect of this stock split has been retroactively reflected in the financial statements as if the stock split occurred at the beginning of the earliest period reported. The stock split converted the 1,057,547,456 shares of Qorus' common stock into approximately 21,150,959 shares of common stock of the Company, of which 1,519,780 shares relate to the sale of membership units by VMdirect consummated immediately prior to the closing and the remaining 19,631,179 shares represent the converted shares outstanding as of December 31, 2005.

Sale of Common Stock

     On December 22, 2006, the Company entered into a Securities Purchase Agreement pursuant to which the Company sold 1,000,000 shares of its common stock at a per share price of $4.75 gross proceeds of $4,750. The Company paid placement and other closing costs of $405 resulting in net proceeds to the Company of $4,345.

     In  connection  with  the  Closing,  on December 27, 2006, the Company also entered into a Registration Rights Agreement (the "Registration Rights Agreement") with the Investors, pursuant to which, among other things, the Company agreed to register the resale of the Shares by the Investors and to keep the registration statement effective until the earlier of the date on which all Shares have been sold by the Investors and the date that all of the Shares may be sold by the Investors pursuant to Rule 144

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

promulgated under the Securities Act of 1933, as amended (the "Effectiveness Period"). The Registration Rights Agreement provides that if (i) the Company does not file a registration statement on or before January 31, 2007, (ii) a registration statement is not declared effective on or prior to March 27, 2007, which date may be extended to May 1, 2007 in the event that the registration statement is reviewed by the Securities and Exchange Commission, or (iii) after its effective date, such registration statement ceases to remain continuously effective and available to the holders of the Shares at any time prior to the expiration of the Effectiveness Period for an aggregate of more than 30 consecutive trading days or for more than an aggregate of 60 trading days in any 12-month period (which need not be consecutive), then the Company must pay each holder of Shares on the date of such event, and for each month thereafter that such event continues, an amount in cash as partial liquidated damages equal to 1% of the aggregate Purchase Price paid by such Investor pursuant to the Securities Purchase Agreement for any Shares then held by such Investor, up to a maximum of 18% of the aggregate Purchase Price paid by such Investor in any 12-month period, unless, as a result of the liquidated damages provision of the Registration Rights Agreement, generally accepted accounting principles of the United States require the Shares to be treated as derivative securities, or as any other financial component other than stockholders equity, in which case, the maximum amount payable under the liquidated damages provisions of the Registration Rights Agreement will not exceed 18% of the aggregate Purchase Price paid by such Investor.

Distributions

     Prior to the merger transaction described above, members of VMdirect received distributions of $265 and $43 during the years ended December 31, 2006 and 2005, respectively.

2005  TRANSACTIONS

     In 2005, the Company sold 91.40 membership units (equivalent to 3,841,069 shares of common stock) for $11,000 per unit receiving $1,005 from two individual investors.

NOTE  6.     STOCK  OPTIONS  AND  WARRANTS

OPTIONS

     The Company's 2006 Stock Incentive Plan was adopted by our board of directors and became effective in August, 2006. The total number of shares reserved for issuance under this plan was 1,537,501. The number of shares reserved for issuance under the 2006 Stock Incentive Plan is subject to an annual increase on the first day of each fiscal year during the term of the 2006 Stock Incentive Plan, beginning January 1, 2007, in each case in an amount equal to the lesser of (i) 1,000,000 shares of common stock, (ii) 5% of the outstanding shares of common stock on the last day of the immediately preceding year, or (iii) an amount determined by our board of directors. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 2006 Stock Incentive Plan. Our board of directors did not increase the total number of shares reserved for issuance under the 2006 Stock Incentive Plan for the fiscal year beginning January 1, 2007.

     The 2006 Stock Incentive Plan will terminate after 10 years from the effective date, unless it is terminated earlier by our board of directors. The plan authorizes the award of stock options, stock purchase grants, stock appreciation rights and stock units.

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

     The 2006 Stock Incentive Plan provides for the grant of both incentive stock options that qualify under Section 422 of the Internal Revenue Code and nonqualified stock options. Incentive stock options may be granted only to our employees or to employees of any of our parents or subsidiaries. All awards other than incentive stock options may be granted to our employees, officers, directors, consultants, independent contractors and advisors or employees, officers, directors, consultants, independent contractors and advisors of any of our parents or subsidiaries. The exercise price of incentive stock options must be at least equal to the fair market value of our common stock on the date of grant. The exercise price of incentive stock options granted to 10% shareholders must be at least equal to 110% of that value. The exercise price of nonqualified stock options will be determined by the administrator of the plan when the options are granted. The term of options granted under our 2006 Stock Incentive Plan may not exceed 10 years and typically vest over four years, with 25% of the options vesting after 12 months and 75% vesting monthly over the remaining three years.

     As of December 31, 2006, 1,246,001 shares were available for grant under the 2006 Stock Incentive Plan.

     The following is a summary of option activity (including plan and non-plan options) for the years ended December 31, 2006 and 2005 (in thousands, except per share data):

                                                    Range of      Weighted Average
                                     Shares     Exercise Prices    Exercise Price
                                  ------------  ----------------  -----------------
Outstanding at December 31, 2004            -                  -                  -
Granted                                   818   $           0.26  $            0.26
Exercised                                   -                  -                  -
Cancelled                                   -                  -                  -
                                  ------------  ----------------  -----------------
Outstanding at December 31, 2005          818   $           0.26  $            0.26
Granted                                   560   $     0.33-$7.75  $            5.47
Exercised                                   -                  -                  -
Cancelled                                (200)  $     0.26-$7.75  $            3.89
                                  ------------  ----------------  -----------------
Outstanding at December 31, 2006        1,178   $     0.26-$7.75  $            2.12
                                  ============  ================  =================
Exercisable at December 31, 2006          348   $           0.26  $            0.26
                                  ============  ================  =================

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

     The following table summarizes information regarding options outstanding at December 31, 2006:

                                                                                 Weighted Average
                                                                   Weighted          Remaining
                                                                    Average      Contractual Term      Aggregate
                                     Shares    Exercise Price   Exercise Price       (months)       Intrinsic Value
                                  -----------  ---------------  ---------------  -----------------  ----------------
Shares Granted Quarter Ended
December 31, 2005                         780  $          0.26  $          0.26                108             4,087
Shares Granted Quarter Ended
March 31, 2006                            106  $          0.33  $          0.33                111               548
Shares Granted Quarter Ended
June 30, 2006                             292  $          7.75  $          7.75                114                 -
                                  -----------  ---------------  ---------------  -----------------  ----------------
Outstanding at December 31,
2006                                    1,178  $    0.26-$7.75  $          2.12                110  $          4,635
                                  ===========  ===============  ===============  =================  ================
Exercisable at December 31, 2006          348  $          0.26  $          0.26                108  $          1,825
                                  ===========  ===============  ===============  =================  ================

     There were no stock options exercised during the year ended December 31, 2006. The Company recognized compensation expense from vesting of stock options of $130 for the year ended December 31, 2006 and had estimated future compensation expense from these stock options of $1,178 at December 31, 2006 which will be recognized over the remaining estimated weighted useful life of 110 months.

WARRANTS

     On December 31, 2005, the Company granted warrants to purchase 1,551,535 shares of common stock at an exercise price of $0.26 in connection with professional services performed by various consultants. The warrants were granted under Individual Stock Purchase Warrant Agreements which expire on December 31, 2010. The warrants vested immediately at the grant date, with the exception of 378,664 shares, of which 48,380 shares vested and 330,284 shares were cancelled during the year ended December 31, 2006. No warrants were granted during the year ended December 31, 2006.

     During the year ended December 31, 2006, warrants to purchase 165,144 shares of common stock were exercised at $0.26 per share, for total proceeds of $43. The Company recognized compensation expense from warrants of $175 and $122 during the years ended December 31, 2006 and 2005, respectively.

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

     The following is a summary of stock purchase warrant activity for the years ended December 31, 2006 and 2005 (in thousands, except per share data):

                                                                     Weighted
                                                    Range of          Average
                                     Shares     Exercise Prices   Exercise Price
                                  ------------  ----------------  ---------------
Outstanding at December 31, 2004            -                  -                -
Granted                                 1,552   $           0.26  $          0.26
Exercised                                   -                  -                -
Cancelled                                   -                  -                -
                                  ------------  ----------------  ---------------
Outstanding at December 31, 2005        1,552   $           0.26  $          0.26
Granted                                     -                  -                -
Exercised                                (165)              0.26             0.26
Cancelled                                (330)              0.26             0.26
                                  ------------  ----------------  ---------------
Outstanding at December 31, 2006        1,057   $           0.26  $          0.26
                                  ============  ================  ===============
Exercisable at December 31, 2006        1,057   $           0.26  $          0.26
                                  ============  ================  ===============

     The following table summarizes information regarding warrants outstanding at December 31, 2006:

                                                                Weighted Average
                                                                    Remaining
                                                                   Contractual
                                                                      Term            Aggregate
                                     Shares    Exercise Price       (months)       Intrinsic Value
Outstanding at December 31, 2006        1,057  $          0.26                 48  $          5,532
                                  =================================================================
Exercisable at December 31, 2006        1,057  $          0.26                 48  $          5,532
                                  =================================================================

VALUATION  ASSUMPTIONS

     The fair value of options and warrants were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2006 and 2005:

            Dividend yield             -0-
            Risk-free interest rate    4.50%
            Expected volatility        50.00%
            Expected life of options   4- 6 years

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

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

     On May 1, 2005, each of the Software Services Agreement and Technology License Agreement were terminated by mutual agreement of the parties and superseded by the License, Hosting and Services Agreement (the "License Agreement"), entered into to be effective as of May 1, 2005, to which the Company and RazorStream continue to be parties. The Hosting and Services Agreement provides for a term through December 31, 2006, and continues thereafter unless terminated by either party upon sixty days prior written notice. Under the License Agreement, RazorStream (a) will charge the Company $5 per new subscriber account exceeding 20,000 accounts (purchasable in 20,000 account increments); (b) is entitled to (1) ten percent (10%) of the Company's total gross revenue from all active subscriber accounts billed at $25.00 or more per month total gross subscription, with a minimum amount of $3 per each such subscriber account per month, (2) terms to be mutually agreed upon by the parties for all subscriber accounts billed at less than $25.00 per month, and
(3) terms to be mutually agreed upon by the parties for all advertising-based "free" subscriber accounts, provided, however that such terms will provide for a minimum amount of $0.25 per each such subscriber account per month; and (c) is entitled to a minimum guarantee of $50,000 per month, commencing April 1, 2006, that is non-refundable but that will be credited against the above fees. Under the Services agreement, the Company may, from time to time, engage RazorStream for non-recurring engineering services at a rate of $200 per hour. The fees above apply independently to each individual website operated by the Company or any third party authorized by the Company, and no fees charged with respect to any individual website, and no subscriber account applied with respect to any individual website, shall be aggregated with any fees or subscriber accounts, respectively, applied to any other website. This agreement was amended and restated on January 29, 2007 (see Note 10).

     In connection with the services discussed above, the Company incurred expenses of $1,554 and $244 during the years ended December 31, 2006 and 2005, respectively. Due to affiliates of $187 and $54 as of December 31, 2006 and 2005, respectively, represent amounts due to RazorStream. These amounts are unsecured, non-interest bearing and are due for services rendered as discussed above.

NOTE  8.      INCOME  TAXES

     The Company's provision for income taxes at December 31, 2006 was based on income for the period from June 16, 2006 to December 31, 2006 as adjusted for timing differences outstanding at the date that DigitalFX became the sole member of VMdirect. The Company's income tax provision was computed based on the federal statutory rate, net of the related federal benefit for this period.

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

     The provision for income taxes consists of the following for the years ended December 31, 2006 and 2005 (in thousands):

                                             DECEMBER 31, 2006   DECEMBER 31, 2005
                                            -------------------  ------------------
       Current tax provision-  federal      $              231   $                -
       Deferred tax provision- federal                    (176)                   -
                                            -------------------  ------------------
           Income tax provision -  federal                  55                    -
                                            -------------------  ------------------

       Income tax provision- foreign                        58                    -
                                            -------------------  ------------------
           Income tax provision             $              113   $                -
                                            ===================  ==================

     A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the year ended December 31, 2006:

                                               DECEMBER 31, 2006   DECEMBER 31, 2005
                                              -------------------  ------------------
       Income before income tax provision     $              593   $                -
       Expected tax (federal statutory rate                  202                    -
         34%)
       Foreign tax provision                                 (58)                   -
       Timing differences                                    (31)                   -
                                              -------------------  ------------------

           Income tax provision               $              113   $                -
                                              ===================  ==================

     The tax effects of the temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 2006 are as follows (in thousands):

                                          DECEMBER 31, 2006
                                          ------------------
           Stock based compensation       $               98
           Depreciation and amortization                  25
           Allowance for sales returns                    23
           Inventory reserve                              21
           Accrued vacation                                9
                                          ------------------
             Deferred income taxes, net   $              176
                                          ------------------

     The Company did not record any valuation allowance against deferred tax assets at December 31, 2006. Management has determined, based on the Company's history and expectations for the future, that operating income of the Company will more likely than not be sufficient to fully recognize these deferred tax assets.

     The Company's provision for income taxes at December 31, 2006 was based on income for the period from June 16, 2006 to December 31, 2006 as adjusted for timing differences outstanding at the date that DigitalFX became the sole member of VMdirect. The Company's income tax provision was computed based on the federal statutory rate, net of the related deferred tax benefit. The pro forma net income taxes and proforma net income below reflect the effect as if the Company had been taxed in accordance with Subchapter C of the Internal Revenue Code (a "C" Corporation) for the year ended December 31, 2006.

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                             DECEMBER 31, 2006   DECEMBER 31, 2005
                             ------------------  ------------------
     Income taxes:
       As reported           $              113  $                -
       Proforma              $              202  $                -

     Net income
       As reported           $              480  $                -
       Proforma              $              391  $                -
       Net income per share  $             0.02  $                -

NOTE  9.     COMMITMENTS  AND  CONTINGENCIES

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

     On August 4, 2005, VMdirect filed a lawsuit in the District Court of Clark County, Nevada, against a former employee alleging a number of complaints including fraud, breach of oral contract, intentional interference, and negligent interference, and seeking compensatory and punitive damages in amounts to be proved at trial, rescission of the oral contract relating to the defendant's equity interest in VMdirect, injunctive relief, punitive damages, attorneys' fees, disgorgement of ill gotten profits, revenues and gain, and restitution. VMdirect hired the defendant in May 2001 as a project manager in reliance upon the defendant's representations regarding his skill in handling the job duties. In May 2002, VMdirect agreed to provide the defendant with a small portion of the equity interest in VMdirect, which was expressly conditioned upon the defendant working full time and in good faith for no less than 3 years after May 2002. VMdirect terminated defendant's employment on August 10, 2004 due to his continuous lack of diligence and unsatisfactory job performance as well as his creation of a hostile and adversarial work environment.

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

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

former employee actually obtains a favorable judgment for the claimed damages, we believe that the economic impact on us would be insignificant and would not materially affect our operations.

     On February 7, 2007, VMdirect and DigitalFX Solutions jointly filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles against a former affiliate of VMdirect alleging a number of complaints including unfair business practice, misappropriation of trade secrets, slander, intentional interference with contractual relationship, intentional interference with prospective economic advantage and breach of contract, and seeking compensatory and punitive damages in amounts to be proved at trial, injunctive relief and attorneys' fees and costs. The defendant became an affiliate of VMdirect in May 2006 and agreed to adhere to VMdirect's Code of Ethics for affiliates. Upon signing up as an affiliate, defendant represented that he was capable of bringing a substantial number of new affiliates to VMdirect, and in reliance on this representation, VMdirect agreed to provide certain privileges to defendant including posting of training materials on VMdirect's website. VMdirect also agreed to work with defendant to develop training materials. Although VMdirect paid for all of the costs of developing the materials and its personnel actively participated in the development of such materials, defendant demanded aggregate compensation of $300,000 for creating the training and motivational materials after they were completed. After VMdirect did not pay this fee to defendant, defendant requested that VMdirect stop using the materials, began disparaging the company and its officers, and engaged in cross-recruiting affiliates from other VMdirect networks, a practice prohibited by VMdirect's Code of Ethics for its affiliates. VMdirect then terminated defendant's distribution network and believes that defendant continues to use VMdirect's proprietary trade secrets to recruit affiliates to join other network marketing companies that compete with VMdirect.

     On March 6, 2007, the Company, along with VMdirect and DigitalFX Solutions, were served with a cross complaint for damages filed in the Superior Court of California for the County of Los Angeles, by this same former affiliate for alleged breach of contract, fraud-intentional misrepresentation, fraud-intentional concealment/omission, fraud-false promises, negligent misrepresentation and infringement of the rights of publicity and privacy, and seeking general, exemplary and punitive damages in amounts to be determined at trial and an order enjoining our use of his name, image, photograph and likeness for any purpose without his written consent. This former affiliate alleges that the officers of VMdirect agreed to grant him 60,000 shares of the Company's common stock, agreed to pay him a percentage of FirstStream's sales in connection with is creation of certain training materials, agreed to pay for the costs of all training materials created by him and agreed that all training materials which contained his likeness would remain his intellectual property. This former affiliate also alleges that it was expressly agreed that a copy of such materials would be made available to him for posting as promotional materials on his own website and that his consent for VMdirect to use his image and likeness on its websites would be revocable at any time.

     On March 6, 2007, legal counsel for the same former affiliate filed a Notice of Removal of Action with the United States District Court of the Central District of California seeking to remove the case from the Superior Court of California to the United Stated District Court. Our legal counsel intends to file a motion to remand the case back to the Superior Court of California.

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

OPERATING  LEASES

     The Company leased two adjacent facilities under non-cancelable operating leases that expired on January 31 2007. In February, 2007, the Company subsequently consolidated these leases into one and renewed for twelve months at a monthly rental of $17. Rent expense for the years ended December 31, 2006 and 2005 was $93 and $80, respectively.

NOTE  10.     SUBSEQUENT  EVENTS

     On February 20, 2007, Gary Freeman purchased 9,500 shares of the Company's common stock through the net issue exercise of a portion of a warrant in the amount of approximately 10,276 shares of the Company's common stock. The additional shares for which Mr. Freeman exercised his warrant had an aggregate value of approximately $2,716 based on the closing sale price of the Company's common stock on February 20, 2007 of $3.50 per share.

     On February 22, 2007, Paul Guez purchased 69,049 shares of the Company's common stock through the net issue exercise of a warrant in the amount of 75,085 shares of the Company's common stock. The additional shares for which Mr. Guez exercised his warrant had an aggregate value of approximately $19,315.20 based on the closing sale price of the Company's common stock on February 22, 2007 of $3.20 per share.

     On February 22, 2007, Woodman Management Corporation purchased 223,577 shares of the Company's common stock through the net issue exercise of a warrant in the amount of 243,121 shares of the Company's common stock. The additional shares for which Woodman Management Corporation exercised its warrant had an aggregate value of approximately $62,540.80 based on the closing sale price of the Company's common stock on February 22, 2007 of $3.20 per share.

     On February 22, 2007, the Company's board of directors authorized the issuance of 10,000 shares of the Company's common stock to Christopher Bolsover pursuant to our entry into a Professional Services Agreement with Bolsover Endeavours. The shares issued to Christopher Bolsover had an aggregate value of approximately $32,000 based on the closing sale price of the Company's common stock on February 22, 2007 of $3.20 per share.

     [On February 22, 2007, the Company's board of directors also authorized the issuance of options to purchase an aggregate of 82,000 shares of the Company's common stock at a per share exercise price of 3.20, to 18 employees. The shares underlying these options had an aggregate value of approximately $262,400 based on the closing sale price of the Company's common stock on February 22, 2007 of $3.20 per share.]

PROFESSIONAL  SERVICES  AGREEMENT

     On February 22, 2007, the Company entered into a Professional Services Agreement with Bolsover Endeavours pursuant to which the Company engaged Bolsover Endeavours, effective January 1, 2007, to provide the Company with the services of Christopher Bolsover and various other sales marketing and management services set forth therein.

     In consideration of the services to be provided by Bolsover Endeavours and Christopher Bolsover, the Company will pay Bolsover Endeavours monthly compensation equal to the greater of an agreed upon service fee or the commissions that would accrue to Bolsover Endeavours based on an

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

agreed upon affiliate level. The Professional Services Agreement may be terminated upon 30 days prior written notice by either party and may be terminated by the Company upon the occurrence of certain events listed therein.

     The Registrant also agreed to issue 10,000 shares of the Company's common stock to Christopher Bolsover in consideration for Bolsover Endeavours' and Christopher Bolsover's entry into the Professional Services Agreement.

     Pursuant to the terms of the Professional Services Agreement, on February 22, 2007, the Company also appointed Christopher Bolsover as the President of International Development of VMdirect.

RELATED  PARTY  AGREEMENT

     On January 29, 2007, the Company entered into an Amended and Restated License, Hosting and Services Agreement (the "Amended Agreement") with RazorStream. The Amended Agreement amends and restates the Licensing, Hosting and Services Agreement effective May 1, 2005, between the Company and RazorStream.

     Pursuant to the terms of the Amended Agreement, RazorStream will provide hosting, maintenance and support services for each individual website operated by the Company or any third party authorized by the Company. While the initial term of the Amended Agreement ends on January 15, 2008, the Amended Agreement remains operative thereafter unless terminated by either party upon 60 days prior written notice. Under the terms of the Amended Agreement, for each individual website operated by the Company or any third party authorized by the Company, RazorStream (a) charges the Company $5 per new subscriber account exceeding 20,000 accounts (purchasable in 20,000 account increments); (b) is entitled to (1) ten percent (10%) of the Company's total gross revenue from all active subscriber accounts, with a minimum amount of $0.69 per each such subscriber account per month, and (2) terms to be mutually agreed upon by the parties for all advertising-based "free" subscriber accounts, provided, however that such terms will provide for a minimum amount of $0.25 per each such subscriber account per month; and (c) effective February 1, 2007, is entitled to a minimum guarantee of $50,000 per month that is non-refundable but that will be credited against the above fees. The Company may, from time to time, engage RazorStream for non-recurring engineering services at a rate of $200 per hour. The fees above apply independently to each individual website operated by the Company or any third party authorized by the Company, and no fees charged with respect to any individual website, and no subscriber account applied with respect to any individual website, shall be aggregated with any fees or subscriber accounts, respectively, applied to any other website.

     The Amended Agreement also provides the Company with a non-exclusive, royalty-free, worldwide, perpetual license to use and otherwise exploit the technology described in an exhibit to the Amended Agreement, including in source code format, any corrections, modifications and custom enhancements thereto, and any interfaces necessary for and documentation related to the technology's functionality. The license portion of the agreement is available whether or not RazorStream provides its services under the agreement, and applies to each individual website operated by the Company or any third party authorized by the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.     CONTROLS AND PROCEDURES

     As of December 31, 2006, the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective.

     During the quarter ended December 31, 2006, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.     OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the names, positions and ages of our current executive officers and directors. All directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

NAME                   AGE                     POSITION
---------------------  ---  ----------------------------------------------
Craig Ellins (1), (2)   55  Chairman of the Board, Chief Executive Officer
                            and President
Lorne Walker (1)        57  Chief Financial Officer and Secretary
Amy Black (1), (2)      46  President of VMdirect, L.L.C.
Jerry Haleva (1)        61  Director
Kevin R. Keating (3)    67  Director

     (1) These persons were appointed to their respective positions effective June 15, 2006.
     (2)  Craig Ellins and Amy Black are husband and wife.
     (3)  Mr. Keating was elected as a director on June 22, 2004.

     CRAIG ELLINS. Mr. Ellins has served as the Chief Executive Officer of VMdirect since November 2001. Prior to his employment with VMdirect, Mr. Ellins provided consulting services to various companies related to their direct marketing activities.

     LORNE WALKER. Ms. Walker has served as the Chief Financial Officer of VMdirect since September 2005. Prior to joining VMdirect, Ms. Walker served as the Chief Financial Officer of Haskel International Inc., Burbank, CA from December 2000 through March 2005. Prior to joining Haskel International Inc., Ms. Walker served as the Vice President of Finance-Manufacturing for Mentor, Inc., Santa Barbara, CA from January 2000 through October 2000.

     AMY BLACK. Ms. Black has served as the President of VMdirect since November 2001. Ms. Black was a founder of helloNetwork, Inc. in 1996 and served as its Vice President of Public Relations and Advertising. From 1992 to 1996, Ms. Black was President of Academic Connections.

     JERRY HALEVA. Mr. Haleva is President of Sergeant Major Associates, Inc., which he founded in 1990. Mr. Haleva also serves on numerous charitable and issue-based boards and commissions, including the Executive Committees of both the Yosemite National Institute (YNI) and the American Israel Public Affairs Committee (AIPAC), as well as on the California International Relations Foundation. Mr. Haleva is a 20-year veteran as a professional staff person with the California Legislature, and has held appointments on the Capitol Area Committee, as Chief Counsel to the Governor's Blue Ribbon Fire Commission, the Long-range Planning Committee of the FCC, the Safety Belt Task Force and, most recently, as Chairman of the California Highway Patrol Citizens' Oversight Committee. Beginning as a Ford Foundation Fellow, he served both houses and both parties during his public service career. From

1972 through 1974, he served as the Legislature's chief consultant on the state prison system. In 1976, as Chief of Staff to the Senate Minority Leader, he helped create and supervised the Joint Committee on Fire, Police, Emergency and Disaster Services. Additionally, he oversaw the Select Committee on Business Development and the Joint Legislative Budget Committee. Mr. Haleva holds a B.A. in Government and a general secondary teaching credential from California State University at Sacramento.

     KEVIN R. KEATING. Mr. Keating, our former President, Secretary and Treasurer from June 22, 2004 through June 15, 2006, is an investment executive and for the past nine years has been the Branch Manager of the Vero Beach, Florida, office of Brookstreet Securities Corporation. Brookstreet is a full-service, national network of independent investment professionals. Mr. Keating services the investment needs of private clients with special emphasis on equities. For more than 35 years, he has been engaged in various aspects of the investment brokerage business. Mr. Keating began his Wall Street career with the First Boston Company in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. Since 1982, he has been associated with a variety of firms as a registered representative servicing the needs of individual investors. Mr. Keating is also the manager and sole member of Vero Management, LLC, which had a management agreement with us. Mr. Keating also serves on the board of directors of 99 Cent Stuff, Inc., Blue Holdings, Inc., People's Liberation, Inc., Catalyst Lighting Group, Inc., Applied Spectrum Technologies, Inc., Wentworth II, Inc., Wentworth IV, Inc. and Wentworth V, Inc., and on the compensation committee of the board of directors of 99 Cent Stuff, Inc.

     As noted in his biography, Mr. Keating is currently a director of People's Liberation, Inc. People's Liberation was formerly known as Century Pacific Financial Inc., a corporation operating as a public shell company, until it completed a merger with two private companies in November, 2005. Mr. Keating has been a director and shareholder of People's Liberation since February, 2005. Mr. Keating was also an officer of Century Pacific from February, 2005 until November, 2005.

     As noted in his biography, Mr. Keating is also currently a director of Blue Holdings, Inc. Blue Holdings was formerly known as Marine Jet Technology Corp., a corporation operating as a public shell company, until it completed an exchange transaction with Antik Denim, LLC in April, 2005. Mr. Keating has been a director and shareholder of Blue Holdings since February 2005. Mr. Keating was also an officer of Marine Jet Technology Corp. from February 2005 until April 2005.

     As noted in his biography, Mr. Keating is also currently a director of 99 Cent Stuff, Inc. 99 Cent Stuff completed a merger with iVideoNow, Inc., a corporation operating as a public shell company, in September, 2003. Mr. Keating has been a director and shareholder of 99 Cent Stuff and its predecessor, iVideoNow, since December, 2001. Mr. Keating was also an officer of iVideoNow from December 2001 until September, 2003.

     As noted in his biography, Mr. Keating is also currently a director of Catalyst Lighting Group, Inc. Catalyst completed a merger with Wentworth III, Inc., a corporation operating as a public shell company, in August 2003. Mr. Keating has been a director and shareholder of Catalyst and its predecessor, Wentworth III, Inc., since August 2001.

     During the past five years, Mr. Keating has been involved in 12 public shell company reverse acquisitions.

     Pursuant to a certain Voting Agreement, for the one-year period following the closing of our acquisition of VMdirect, KRM Fund and each of Craig Ellins, Amy Black, The Richard Kall Family

Trust and Richard Kall agreed to vote their shares of our common stock to elect a director designated by KRM Fund to our board of directors and to vote for such other persons that may be designated by Craig Ellins to fill any vacant position on our board of directors (other than the director designated by KRM Fund).
Messrs. Haleva and Keating were appointed as Mr. Ellins' and KRM Fund's respective designees under the terms of the Voting Agreement.

     None of our officers or directors, nor any of their affiliates, beneficially owned any of our equity securities or rights to acquire any of our securities prior to the closing of the transactions contemplated under the Exchange Agreement, and no such persons have been involved in any transaction with us or any of our directors, executive officers or affiliates that is required to be disclosed pursuant to the rules and regulations of the SEC, other than with respect to the transactions that have been described herein. None of our officers and directors have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor have they been a party to any judicial or administrative proceeding during the past five years, except for matters that were dismissed without sanction or settlement, that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

Identification  of  Audit  Committee

     Our Board of Directors has a separately designated standing Audit Committee. Our Audit Committee currently consists of Messrs. Ellins, Haleva and Keating. Our Audit Committee is responsible for selecting and engaging our independent accountant, establishing procedures for the confidential, anonymous submission by our employees of, and receipt, retention and treatment of concerns regarding accounting, internal controls and auditing matters, reviewing the scope of the audit to be conducted by our independent public accountants, and periodically meeting with our independent public accountants and our chief financial officer to review matters relating to our financial statements, our accounting principles and our system of internal accounting controls. Our Audit Committee reports its recommendations as to the approval of our financial statements to our board of directors. The role and responsibilities of our Audit Committee are more fully set forth in a written charter adopted by our board of directors in August 2006. Our Audit Committee reviews and reassesses the Audit Committee Charter annually and recommends any changes to our board of directors for approval. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors. We have, however, determined that Jerry Haleva is "independent" as that term is defined in Section 4200 of the Marketplace Rules as required by the NASDAQ Stock Market.

Audit  Committee  Financial  Expert

     Our board of directors has determined that our Audit Committee does not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Our board of directors has further determined that each member of the Audit Committee is able to read and understand fundamental financial statements and has substantial business experience that results in such member's financial sophistication. Accordingly, our board of directors believes that each member of our Audit Committee has sufficient knowledge and experience necessary to fulfill such member's duties and obligations on our Audit Committee.

CODE  OF  ETHICAL  CONDUCT

     Our Board of Directors has adopted a Code of Ethical Conduct (the "Code of Conduct"). We require all employees, directors and officers, including our Chief Executive Officer and Chief Financial Officer, to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our Chief Financial Officer and other financial officers with respect to full and accurate reporting. We will provide to any person without charge, upon written request sent to our executive offices and addressed to our corporate secretary, a copy of the Code of Conduct.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of 10% or more of our Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2006, all of our executive officers, directors and the holders of 10% or more of our Common Stock complied with all Section 16(a) filing requirements, except for each of Lorne Walker, Amy Black, Richard Kall and the Richard Kall Family Trust, who did not timely file a Form 4.

ITEM 10.     EXECUTIVE COMPENSATION

SUMMARY  COMPENSATION  TABLE

     The following table sets forth, as to our named executive officers, information concerning all compensation paid to our named executive officers for services rendered during our fiscal year ended December 31, 2006. No other executive officers received total compensation in excess of $100,000 for the fiscal year ended December 31, 2006.

Name and Principal Position                      Year  Salary ($)   Bonus ($)   Total ($)
------------------------------------------------------------------------------------------
Kevin R. Keating                                 2006           --          --          --
President, Treasurer and Secretary
Craig Ellins                                     2006  $    83,467  $   15,478  $   98,945
Chairman, Chief Executive Officer and President
Lorne Walker                                     2006  $   101,922  $   13,898  $  115,820
Chief Financial Officer and Secretary
Amy Black                                        2006  $   107,628  $   15,246  $  122,874
President of VMdirect, L.L.C.

     Mr.  Keating  served as our President, Treasurer and Secretary from January
1, 2006 through June 15, 2006 and resigned as our President, Treasurer and Secretary on June 15, 2006 upon the closing of the Exchange Transaction with VMdirect.

     Mr. Ellins became our Chairman, Chief Executive Officer and President on June 15, 2006 upon the closing of the Exchange Transaction with VMdirect. The compensation disclosed for Mr. Ellins in the table above includes $22,476 paid as salary for services rendered by Mr. Ellins to VMdirect as its Chief Executive Officer during the period from January 1 through June 15, 2006. Mr. Ellins' current annual salary is $125,000 and he may also receive a discretionary bonus as determined by the compensation committee of our board of directors. Mr. Ellins does not have an employment agreement with us.

     Ms. Walker became our Chief Financial Officer and Secretary effective June 15, 2006 upon the closing of the Exchange Transaction with VMdirect. The compensation disclosed for Ms. Walker in the table above includes $47,499 paid as salary for services rendered by Ms. Walker to VMdirect as its Chief

Financial Officer during the period from January 1 through June 15, 2006. Ms. Walker's current annual salary is $110,000 and she may receive a discretionary bonus as determined by the compensation committee of our board of directors. Ms. Walker does not have an employment agreement with us.

     Ms. Black's annual salary is $125,000 and she may receive a discretionary bonus as determined by the compensation committee of our board of directors. Ms. Black does not have an employment agreement with us.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

     The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ending December 31, 2006.

                   Number of      Number of
                   Securities     Securities
                   Underlying     Underlying
                  Unexercised    Unexercised      Option      Option
                  Options (#)    Options (#)     Exercise   Expiration
     Name         Exercisable   Unexercisable   Price ($)      Date
----------------------------------------------------------------------
Kevin R. Keating           --              --           --          --

Craig Ellins               --              --           --          --

Lorne Walker        188,209(1)      188,210(1)  $     0.26    12/31/15

Amy Black                  --              --           --          --

(1) Consists of options originally issued by VMdirect and assumed by us in the Exchange Transaction with VMdirect which currently entitle Ms. Walker to purchase an aggregate of 376,419 shares of common stock at a per share exercise price of $0.26. These options vest as follows: 25% on 12/31/05, and 25% on 12/31/06, and the remainder monthly thereafter on a ratable basis for 24 months.


     We have no agreements with our named executive officers that provide for payments to such named executive officers at, following or in connection with the resignation, retirement or other termination of such named executive officers, or a change in control of our company or a change in the responsibilities of such named executive officers following a change in control.

DIRECTOR  COMPENSATION

     Our non-employee directors do not receive compensation for their services but are reimbursed for travel expenses associated with attendance at meetings of our board of directors. There were no reimbursements for travel expenses for the fiscal year ended December 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding our common stock beneficially owned on March 13, 2007 for (i) each shareholder known to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Unless otherwise indicated, to our knowledge, each person in the table has sole voting and investment power with respect to the shares shown. The following table assumes a total of 23,613,638 shares of common stock outstanding as of March 13, 2007.

                                                                 ------------------------------
                                                                    SHARES BENEFICIALLY OWNED
                                                                 ------------------------------
NAME OF BENEFICIAL OWNER (1)                                       NUMBER     PERCENT OF CLASS
-----------------------------------------------------------------------------------------------
Craig Ellins (2)                                                  17,558,169              74.4%

Lorne Walker (3)                                                     341,157               1.4%

Amy Black (4)                                                     17,558,169              74.4%

Kevin R. Keating (5)                                                  40,000                 *

Jerry Haleva                                                              --                --

All Executive Officers and Directors as a Group (5 persons) (6)   17,939,326              75.3%


5% SHAREHOLDERS

VM Investors, LLC (7)                                             17,558,169              74.4%

Richard Kall (7)                                                  17,558,169              74.4%

   * Less than 1%.

     1. Unless otherwise stated, the address is c/o DigitalFX International, Inc., 3035 East Patrick Lane, Suite 9, Las Vegas, Nevada 89120.

     2. Consists of 17,558,169 shares of common stock held by VM Investors, LLC. Craig Ellins is a member and one of the managers of VM Investors, LLC and disclaims beneficial ownership of the shares of common stock held by VM Investors, LLC except to the extent of his pecuniary interest therein. Mr. Ellins currently serves as our Chairman, Chief Executive Officer and President, and as a manager of VMdirect.

     3. Includes 219,578 shares of common stock that may be acquired from us within 60 days of March 13, 2007 upon the exercise of outstanding stock options. Lorne Walker currently serves as our Chief Financial Officer and Secretary, and previously served as the Chief Financial Officer of VMdirect from September 2005 through June 2006.

     4. Consists of 17,558,169 shares of common stock held by VM Investors, LLC. Amy Black is a member of VM Investors, LLC and is the spouse of Craig Ellins, one of the managers of VM Investors, LLC. Amy Black disclaims beneficial ownership of the shares of common stock held by VM Investors, LLC except to the extent of her pecuniary interest therein. Ms. Black currently serves as the President of VMdirect.

     5. Kevin R. Keating, a director of the company, is the father of Timothy Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of Keating Reverse Merger Fund, LLC, one of our shareholders. Keating Investments, LLC is also the managing member and 90% owner of Keating Securities, LLC, a registered broker-dealer. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, Keating Reverse Merger Fund, LLC or Keating Securities, LLC and disclaims any beneficial interest in the shares of our common stock owned by Keating Reverse Merger Fund, LLC. Similarly, Keating Investments, LLC, Keating Reverse Merger Fund, LLC and Keating Securities, LLC disclaim any beneficial interest in the shares of our common stock currently owned by Kevin R. Keating. Kevin R. Keating served as our President, Secretary and treasurer from June 2004 through June 2006. Kevin R. Keating is an investment executive and the Branch Manager of the Vero Beach, Florida, office of Brookstreet Securities Corporation, a registered broker-dealer. Kevin R. Keating also has an immediate family member, Timothy Keating, who is an affiliate of a registered broker-dealer. Kevin R. Keating purchased or otherwise acquired his shares in the ordinary course of business and, at the time of such purchase/acquisition, had no agreements or understandings, directly or indirectly, with any person, to distribute the securities to be resold.

     6. Includes 219,578 shares of common stock that may be acquired from us within 60 days of March 13, 2007 upon the exercise of outstanding stock options.

     7. Consists of 17,558,169 shares of common stock held by VM Investors, LLC. Craig Ellins and Richard Kall, the managers of VM Investors, LLC, exercise voting and investment authority over the shares of common stock held by VM Investors, LLC. Mr. Kall currently serves as the Chairman of VMdirect.

CHANGES  IN  CONTROL

     We do not have any arrangements which may at a subsequent date result in a change in control.

EQUITY  COMPENSATION  PLAN  INFORMATION

     The following table sets forth information concerning our equity compensation plans as of December 31, 2006.

                                                                                NUMBER OF SECURITIES
                                                         WEIGHTED-AVERAGE     REMAINING AVAILABLE FOR
                              NUMBER OF SECURITIES TO    EXERCISE PRICE OF     FUTURE ISSUANCE UNDER
                              BE ISSUED UPON EXERCISE       OUTSTANDING      EQUITY COMPENSATION PLANS
                              OF OUTSTANDING OPTIONS,    OPTIONS, WARRANTS     (EXCLUDING SECURITIES
                                WARRANTS AND RIGHTS         AND RIGHTS        REFLECTED IN COLUMN (a))
PLAN CATEGORY                           (a)                     (b)                     (c)
----------------------------  ------------------------  -------------------  --------------------------
Equity compensation plans                     291,500   $              7.75                   1,246,001
approved by security holders
Equity compensation plans                   886,627(1)  $              0.27                          --
not approved by security
holders
TOTAL                                       1,178,127   $              2.12                   1,246,001

     (1) Includes options originally issued by VMdirect and assumed by us in the Exchange Transaction with VMdirect which currently entitle the holders thereof to purchase shares of our common stock as follows: an aggregate of 780,000 shares at a per share exercise price of $0.26 expiring on December 31, 2015; an aggregate of 106,014 shares at a per share exercise price of $0.33 expiring from January 3, 2016 through March 27, 2016; and an aggregate of 400 shares of common stock at a per share exercise price of $0.50 without expiration.

2006  STOCK  INCENTIVE  PLAN

     Our 2006 Stock Incentive Plan was adopted and became effective in August 2006. A total of 1,246,001 shares of common stock remain reserved for issuance upon exercise of awards granted under the 2006 Stock Incentive Plan. The number of shares reserved for issuance under the 2006 Stock Incentive Plan is subject to an annual increase on the first day of each fiscal year during the term of the 2006 Stock Incentive Plan, beginning January 1, 2007, in each case in an amount equal to the lesser of (i) 1,000,000 shares of common stock, (ii) 5% of the outstanding shares of common stock on the last day of the immediately preceding year, or (iii) an amount determined by our board of directors. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 2006 Stock Incentive Plan.

     Our 2006 Stock Incentive Plan will terminate after 10 years from the effective date, unless it is terminated earlier by our board of directors. The plan authorizes the award of stock options, stock purchase grants, stock appreciation rights and stock units.

     Our 2006 Stock Incentive Plan is administered by our full board of directors. To the extent we expand our board of directors, we intend to form a compensation committee, all of the members of which will be independent directors under applicable federal securities laws and outside directors as defined under applicable federal tax laws. Following its formation, the compensation committee will have the authority to construe and interpret the plan, grant awards and make all other determinations necessary or advisable for the administration of the plan.

     Our 2006 Stock Incentive Plan provides for the grant of both incentive stock options that qualify under Section 422 of the Internal Revenue Code and nonqualified stock options. Incentive stock options may be granted only to our employees or to employees of any of our parents or subsidiaries. All awards other than incentive stock options may be granted to our employees, officers, directors, consultants, independent contractors and advisors or employees, officers, directors, consultants, independent contractors and advisors of any of our parents or subsidiaries. The exercise price of incentive stock options must be at least equal to the fair market value of our common stock on the date of grant. The exercise price of incentive stock options granted to 10% shareholders must be at least equal to 110% of that value. The exercise price of nonqualified stock options will be determined by the administrator of the plan when the options are granted. The term of options granted under our 2006 Stock Incentive Plan may not exceed 10 years.

     Awards granted under our 2006 Stock Incentive Plan may not be transferred in any manner other than by will or by the laws of descent and distribution or as determined by the administrator of the plan. Unless otherwise restricted by such administrator, nonqualified stock options may be exercised during the lifetime of the optionee only by the optionee, the optionee's guardian or legal representative or a family member of the optionee who has acquired the option by a permitted transfer. Incentive stock options may be exercised during the lifetime of the optionee only by the optionee or the optionee's guardian or legal representative. Options granted under our 2006 Stock Incentive Plan generally may be exercised for a period of three months (twelve months in the event of death, disability or retirement) after the termination of the optionee's service with us or any parent or subsidiary of ours. Options will generally terminate immediately upon termination of employment for cause.

     The purchase price for restricted stock will be determined by the administrator of the plan at the time of grant. Stock bonuses may be issued for past services or may be awarded upon the completion of services or performance goals.

     If we are subject to a change in control transaction, our board of directors would determine, in its sole discretion, whether to accelerate any vested or unvested portion of any award. Additionally, if a change in control were to occur, any agreement between us and any other party to the change in control could provide for (1) the continuation of any outstanding awards, (2) the assumption of the 2006 Stock Incentive Plan or any awards by the surviving entity or any of its affiliates, (3) cancellation of awards and substitution of other awards with substantially the same terms or economic value as the cancelled awards, or (4) cancellation of any vested or unvested portion of awards, subject to providing notice to the option holder.

ITEM 12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS,  AND  DIRECTOR
             INDEPENDENCE

     Other than the transactions described below, since January, 2006 there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

          - in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and

          - in which any director, executive officer, selling shareholder named in this prospectus, other shareholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

DIGITALFX

     On  June  10,  2004,  we  entered into a contract with Vero Management, LLC
("Vero") for managerial and administrative services. Vero was not engaged to provide, and Vero did not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating is the manager of Vero. The term of the contract was for one year. In consideration of the services provided, Vero was paid $1,000 for each month in which services were rendered. Furthermore, Vero has paid $25,439 of our expenses during the three months ended March 31, 2006. As of March 31, 2006, we owed Vero $31,439, which amount was paid by us at consummation of our acquisition of VMdirect. We terminated our agreement with Vero on June 15, 2006.

     We engaged Garisch Financial, Inc. in July 2004 to perform consulting services for us while we were a public shell and to assist in due diligence, structuring and negotiating acquisition transactions to which we were party. We did not enter into a written consulting services agreement with Garisch Financial, Inc. Upon the consummation of the acquisition of VMdirect, we paid Garisch Financial, Inc. a sum of $60,000 for consulting services rendered to us. Garisch Financial, Inc. no longer provides consulting services to us.

     At the closing of our acquisition of VMdirect, pursuant to the terms of the Exchange Agreement, we entered into a certain financial advisory agreement with Keating Securities, LLC ("Keating Securities"), a registered broker-dealer, under which Keating Securities was compensated by us for advisory services rendered to us in connection with our acquisition of VMdirect. The transaction advisory fee of $500,000 was paid at the closing of the acquisition.

     Kevin R. Keating, one of our directors, is the father of the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of Keating Reverse Merger Fund,

LLC. Keating Investments, LLC is also the managing member and 90% owner of Keating Securities, LLC, a registered broker-dealer. Keating Investments, LLC is also the managing member and 100% owner of Keating After Market Support, LLC. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, Keating Reverse Merger Fund, LLC, Keating Securities, LLC or Keating After Market Support, LLC and disclaims any beneficial interest in the shares of our common stock owned by Keating Reverse Merger Fund, LLC. Similarly, Keating Investments, LLC, Keating Reverse Merger Fund, LLC, Keating Securities, LLC and Keating After Market Support, LLC disclaim any beneficial interest in the shares of our common stock currently owned by Kevin R. Keating.

     Immediately following the closing of our acquisition of VMdirect, pursuant to the terms of the Exchange Agreement, we entered into an agreement with Keating After Market Support, LLC to provide investor relations and after market support services to us for a period of not less than six months following the closing of the acquisition. Under this agreement, Keating After Market Support, LLC will be paid a monthly fee of $7,500 during the term.

     On December 22, 2006, we entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Kingdon Associates, Kingdon Family Partnership, L.P. and M. Kingdon Offshore Ltd. (the "Investors") pursuant to which we agreed to sell to the Investors an aggregate of 1,000,000 shares of our common stock (the "Shares") at a per share price of $4.75 (the "Purchase Price") for gross proceeds of $4.75 million. The transactions contemplated by the Securities Purchase Agreement closed on December 27, 2006 (the "Closing").

     In connection with the Closing, on December 27, 2006, we also entered into a Registration Rights Agreement (the "Registration Rights Agreement") with the Investors, pursuant to which, among other things, we agreed to register the resale of the Shares by the Investors and to keep the registration statement continuously effective until the earlier of the date on which (a) all Shares have been publicly sold by the Investors or (b) the date that all of the Shares may be sold by the Investors without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act of 1933, as amended (the "Effectiveness Period"). The Registration Rights Agreement provides that if (i) we do not file a registration statement on or before January 31, 2007, (ii) a registration statement is not declared effective on or prior to March 27, 2007, which date may be extended to May 1, 2007 in the event that the registration statement is reviewed by the SEC, or (iii) after its effective date, such registration statement ceases to remain continuously effective and available to the holders of the Shares at any time prior to the expiration of the Effectiveness Period for an aggregate of more than 30 consecutive trading days or for more than an aggregate of 60 trading days in any 12-month period (which need not be consecutive), then we must pay each holder of Shares on the date of such event, and for each month thereafter that such event continues, an amount in cash as partial liquidated damages equal to 1% of the aggregate Purchase Price paid by such Investor pursuant to the Securities Purchase Agreement for any Shares then held by such Investor, up to a maximum of 18% of the aggregate Purchase Price paid by such Investor in any 12-month period, unless, as a result of the liquidated damages provision of the Registration Rights Agreement, generally accepted accounting principles of the United States require the Shares to be treated as derivative securities, or as any other financial component other than stockholders equity, in which case, the maximum amount payable under the liquidated damages provisions of the Registration Rights Agreement will not exceed 18% of the aggregate Purchase Price paid by such Investor. Pursuant to the Registration Rights Agreement, we filed the registration statement of which this prospectus is a part with the Securities and Exchange Commission to register for resale the shares of common stock identified in this prospectus and owned by the selling shareholders.

     In connection with the closing, on December 27, 2006, of the transactions contemplated under the Securities Purchase Agreement with Kingdon Associates, Kingdon Family Partnership, L.P. and M. Kingdon Offshore Ltd., each of Craig Ellins, our Chairman, Chief Executive Officer and President, Lorne

Walker, our Chief Financial Officer and Secretary, Amy Black, the President of VMdirect, VM Investors, LLC, our majority shareholder, and Richard Kall, one of the managers of VM Investors, LLC entered into a Lock-Up Letter Agreement (the "Lock-Up Letter Agreement") pursuant to which such parties agreed not to offer, sell, pledge or otherwise enter into any transaction or device designed to, or could be expected to, result in the disposition of any shares of common stock owned or subsequently acquired by such parties for a period ending 180 days after such closing without the prior written consent of Kingdon Capital Management, LLC. Kingdon Capital Management, LLC is the investment advisor of each of Kingdon Associates, Kingdon Family Partnership, L.P. and M. Kingdon Offshore Ltd.

     On January 29, 2007, we entered into an Amended and Restated License, Hosting and Services Agreement (the "Amended Agreement") with RazorStream. The Amended Agreement amends and restates the Licensing, Hosting and Services Agreement effective May 1, 2005 with RazorStream.

     Pursuant to the terms of the Amended Agreement, RazorStream will provide hosting, maintenance and support services for each individual website operated by us or any third party authorized by us. While the initial term of the Amended Agreement ends on January 15, 2008, the Amended Agreement remains operative thereafter unless terminated by either party upon 60 days prior written notice. Under the terms of the Amended Agreement, for each individual website operated by us or any third party authorized by us, RazorStream (a) charges us $5 per new subscriber account exceeding 20,000 accounts (purchasable in 20,000 account increments); (b) is entitled to (1) ten percent (10%) of our total gross revenue from all active subscriber accounts, with a minimum amount of $0.69 per each such subscriber account per month, and (2) terms to be mutually agreed upon by the parties for all advertising-based "free" subscriber accounts, provided, however that such terms will provide for a minimum amount of $0.25 per each such subscriber account per month; and (c) effective February 1, 2007, is entitled to a minimum guarantee of $50,000 per month that is non-refundable but that will be credited against the above fees. We may, from time to time, engage RazorStream for non-recurring engineering services at a rate of $200 per hour. The fees above apply independently to each individual website operated by us or any third party authorized by us, and no fees charged with respect to any individual website, and no subscriber account applied with respect to any individual website, shall be aggregated with any fees or subscriber accounts, respectively, applied to any other website.

     The Amended Agreement also provides us with a non-exclusive, royalty-free, worldwide, perpetual license to use and otherwise exploit the technology described in an exhibit to the Amended Agreement, including in source code format, any corrections, modifications and custom enhancements thereto, and any interfaces necessary for and documentation related to the technology's functionality. The license portion of the agreement is available whether or not RazorStream provides its services under the agreement, and applies to each individual website operated by us or any third party authorized by us.

VMDIRECT

     Effective January 1, 2003, VMdirect entered into a Software Services Agreement with RazorStream, LLC ("RazorStream"), a Nevada limited liability company that is majority owned by our majority shareholder, VM Investors, LLC, which is in turn owned by, among others, Craig Ellins and Amy Black, our Chief Executive Officer and President, and VMdirect's President, respectively, pursuant to which RazorStream supervised VMdirect's development of various software applications and other software technologies. Under the agreement, RazorStream was entitled to own certain software technology arising from the development (the "Core Technology"), while VMdirect owned its pre-existing technology, certain software applications created during the development and other software applications or technology developed outside the scope of the agreement.

     In connection with the Software Services Agreement, the parties entered into a Technology License Agreement pursuant to which RazorStream granted VMdirect a non-exclusive, royalty-free, worldwide perpetual license to use and otherwise exploit the Core Technology, including in source code format.

     Effective May 1, 2005, each of the Software Services Agreement and Technology License Agreement were terminated by mutual agreement of the parties and superseded by the License, Hosting and Services Agreement (the "Hosting and Services Agreement"), pursuant to which VMdirect and RazorStream continue to be parties and whereby RazorStream provides hosting, maintenance and support services for VMdirect. The Hosting and Services Agreement provides for a term through December 31, 2006, and continues thereafter unless terminated by either party upon sixty days prior written notice. We are involved in negotiations with RazorStream to extend the agreement for an additional term to be mutually agreed upon by the parties. We are also involved in negotiations with RazorStream to enter into licensing agreements for each of DigitalFX Networks, LLC and DigitalFX Solutions, LLC, our wholly-owned subsidiaries. Under the Hosting and Services Agreement, RazorStream (a) charges VMdirect $5 per new subscriber account exceeding 20,000 accounts (purchasable in 20,000 account increments) as reimbursement for additional bandwidth and network capacity required by RazorStream to support such new subscribers; (b) is entitled to (1) ten percent (10%) of VMdirect's total gross revenue from all active subscriber accounts billed at $25.00 or more per month total gross subscription, with a minimum amount of $3 per each such subscriber account per month, (2) terms to be mutually agreed upon by the parties for all subscriber accounts billed at less than $25.00 per month, and (3) terms to be mutually agreed upon by the parties for all advertising-based "free" subscriber accounts, provided, however that such terms will provide for a minimum amount of $0.25 per each such subscriber account per month; and (c) effective April 1, 2006, is entitled to a minimum guarantee of $50,000 per month that is non-refundable but that will be credited against the above fees.

     The Hosting and Services Agreement also provides VMdirect with a non-exclusive, royalty-free, worldwide, perpetual license to use and otherwise exploit the Core Technology, including in source code format. The license portion of the agreement is available whether or not RazorStream provides its services under the agreement.

     On June 14, 2006, VMdirect sold an aggregate of 361,603 membership interests to each of the Bruce I. Raben Living Trust, Woodman Management Corporation, SAM Venture Partners, Mathias Venture Partners, LLC, Lorne Walker, Kurt Adelman, Douglas and Terry McNamara, Beverly C. Wolfe, Jorel Management Corp., Strategic Turnaround Equity Partners, LP, MER Investments, Inc. and John Pretto for aggregate gross proceeds equal to $625,000. These purchasers currently hold, in the aggregate, 2,313,434 shares of common stock representing approximately 9.9% of our issued and outstanding shares of common stock. Effective November 30, 2006, we registered the resale of the shares of common stock held by these purchasers.

ITEM 13.     EXHIBITS

     See attached Exhibit Index.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT  FEES

     Weinberg & Company, P.A., our independent registered public accounting firm ("Weinberg") billed us an aggregate of approximately $116,000 in fees for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2006 and 2005 and the reviews of the financial statements included in our Form 10-QSB for the second and third quarters of fiscal 2006.

     KBA Group LLP, our former independent registered public accounting firm ("KBA") billed us an aggregate of approximately $3,500 in fees for professional services rendered for the review of the financial statements included in our Form 10-QSB for the first quarter of fiscal 2006 and $21,950 in fees for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2005, and the reviews of the financial statements included in our Form 10-QSB for the first, second and third quarters of fiscal 2005.

AUDIT-RELATED  FEES

     Weinberg billed us an aggregate of approximately $29,000 in fees for assurance and related services related to the audit of our annual financial statements for the fiscal years ended December 31, 2006 and 2005.

     KBA did not bill us any fees for assurance and related services related to the audit of our annual financial statements for the fiscal year ended December 31, 2005.

     Our Audit Committee is directly responsible for interviewing and retaining our independent registered public accounting firm, considering the accounting firm's independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent registered public accounting firm. The Audit Committee does not delegate these responsibilities. During the fiscal year ended December 31, 2006, our Audit Committee pre-approved 100% of the services described above for Weinberg.

     Prior to the formation of our Audit Committee, our board of directors performed the functions of the Audit Committee. Our board of directors was directly responsible for interviewing and retaining our independent registered public accounting firm, considering the accounting firm's independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent registered public accounting firm. During the fiscal year ended December 31, 2005, our board of directors pre-approved 100% of the services described above for KBA.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DIGITALFX  INTERNATIONAL,  INC.


                                        By:
                                           ----------------------------------
                                           Craig Ellins
                                           Chief Executive Officer and President

                                        Date:  March 15, 2007



                                POWER OF ATTORNEY

     The undersigned directors and officers of DigitalFX International, Inc. do hereby constitute and appoint Craig Ellins and Lorne Walker with full power of substitution and resubstitution, as their true and lawful attorney and agent, to do any and all acts and things in their name and behalf in their capacities as directors and officers and to execute any and all instruments for them and in their names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for them or any of them in their names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and they do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

     Signature                              Title                         Date
------------------  ------------------------------------------------  --------------

                    Chairman, Chief Executive Officer and             March 15, 2007
------------------  President (Principal Executive Officer)
   Craig Ellins

                    Chief Financial Officer and Secretary             March 15, 2007
------------------  (Principal Financial and Accounting Officer)
   Lorne Walker

                    Director                                          March 15, 2007
------------------
     Amy Black

                    Director                                          March 15, 2007
------------------
   Jerry Haleva

                    Director                                          March 15, 2007
------------------
Kevin R. Keating

                                            EXHIBIT INDEX

EXHIBIT
NUMBER   EXHIBIT TITLE
         -------------

2.1      Exchange Agreement by and between the Registrant, VMdirect, L.L.C. and the members of
         VMdirect, L.L.C. owning a majority of the membership interests thereof, dated May 23,
         2006. (1)

3.1.1    Articles of Incorporation of the Registrant effective January 23, 1991. (2)

3.1.2    Articles of Amendment of Articles of Incorporation of the Registrant effective December
         23, 1995. (2)

3.1.3    Articles of Amendment of Articles of Incorporation of the Registrant effective May 4,
         1999. (2)

3.1.4    Articles of Amendment of Articles of Incorporation of the Registrant effective June 7,
         2006. (3)

3.1.5    Articles of Amendment of Articles of Incorporation of the Registrant effective August 1,
         2006. (4)

3.2      Bylaws of the Registrant. (5)

4.1      Articles of Incorporation of the Registrant effective January 23, 1991. (2)

4.2      Articles of Amendment of Articles of Incorporation of the Registrant effective December
         23, 1995. (2)

4.3      Articles of Amendment of Articles of Incorporation of the Registrant effective May 4,
         1999. (2)

4.4      Articles of Amendment of Articles of Incorporation of the Registrant effective June 7,
         2006. (3)

4.5      Articles of Amendment of Articles of Incorporation of the Registrant effective August 1,
         2006. (4)

4.6      Bylaws of the Registrant. (5)

10.1     Management Agreement dated June 10, 2004, between the Registrant and Vero
         Management, LLC. (6)

10.2     Securities Purchase Agreement dated June 10, 2004, among the Registrant, Keating
         Reverse Merger Fund, LLC, Thurston Interests, LLC and certain other shareholders of the
         Company. (7)

10.3     Financial Advisory Agreement between the Registrant and Keating Securities, LLC. (8)

10.4     Lease Agreement dated September 15, 2005, by and between Patrick Airport Business
         Center, LLC and VMdirect, L.L.C. (9)

10.5     Sublease dated August 8, 2005, by and between Public Market Ventures, Inc. and
         VMdirect, L.L.C. (10)

10.6     License, Hosting and Services Agreement dated as of May 1, 2005, by and between
         VMdirect, L.L.C., a Nevada Limited Liability company, and RazorStream, LLC, a Nevada limited liability company. (11)

10.7     2006 Stock Incentive Plan. (12)


EXHIBIT
NUMBER   EXHIBIT TITLE
         -------------

10.8     Form of Membership Interest Purchase Agreement. (13)

10.9     Form of VMdirect, L.L.C. Warrant. (14)

10.10    Form of Warrant Assignment and Assumption Agreement. (15)

10.11    Voting Agreement dated June 15, 2006, among Keating Reverse Merger Fund, LLC, Craig
         Ellins, Amy Black, The Richard Kall Family Trust and Lizanne Kall. (16)

10.12    Securities Purchase Agreement by and among the Registrant and the purchasers identified on the signature pages thereto, dated December 22, 2006. (17)

10.13    Registration Rights Agreement by and among the Registrant and the purchasers identified on the signature pages thereto, dated December 27, 2006. (18)

10.14    Form of Lock-Up Letter Agreement. (19)

10.15    Form of Amended and Restated License, Hosting and Services Agreement with
         RazorStream LLC.

10.16    Lease Agreement dated February 7, 2007, between Patrick Airport Business Center, LLC and the Registrant.

10.17    Professional Services Agreement dated February 22, 2007, between Bolsover Endeavours and the Registrant.

21.1     List of Subsidiaries. (20)

24.1     Power of Attorney (included as part of the Signature Page of this Registration Statement).

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

32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
---------------------------------------------------------------------------------------------------

     (1) Filed previously as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File #: 000-27551), filed with the Securities and Exchange Commission on May 25, 2006, and incorporated herein by this reference.
     (2) Filed previously as Exhibit 2.1 to the Registrant's Form 10-SB Registration Statement (File #: 000-27551), filed with the Securities and Exchange Commission on October 5, 1999, and incorporated herein by this reference.
     (3) Filed previously as Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File #: 000-27551), filed with the Securities and Exchange Commission on June 19, 2006.
     (4) Filed previously as Exhibit A to the Registrant's Definitive Information Statement on Schedule 14C (File #: 000-27551), filed with the Securities and Exchange Commission on July 7, 2006, and incorporated herein by this reference.
     (5) Filed previously as Exhibit 2.2 to the Registrant's Form 10-SB Registration Statement (File #: 000-27551), filed with the Securities and Exchange Commission on October 5, 1999, and incorporated herein by this reference.
     (6) Filed previously as Exhibit 10.1 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (File #: 333-136855), filed with the Securities and Exchange Commission on October 5, 2006, and incorporated herein by this reference.

     (7) Filed previously as Exhibit 99 to the Registrants Current Report on Form 8-K (File #: 000-27551), filed with the Securities and Exchange Commission on June 16, 2004, and incorporated herein by this reference.
     (8) Filed previously as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File #: 000-27551), filed with the Securities and Exchange Commission on June 19, 2006, and incorporated herein by this reference.
     (9) Filed previously as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File #: 000-27551), filed with the Securities and Exchange Commission on June 19, 2006, and incorporated herein by this reference.
     (10) Filed previously as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File #: 000-27551), filed with the Securities and Exchange Commission on June 19, 2006, and incorporated herein by this reference.
     (11) Filed previously as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File #: 000-27551), filed with the Securities and Exchange Commission on June 19, 2006, and incorporated herein by this reference.
     (12) Filed previously as Exhibit B to the Registrant's Definitive Information Statement on Schedule 14C (File #: 000-27551), filed with the Securities and Exchange Commission on July 7, 2006, and incorporated herein by this reference.
     (13) Filed previously as Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2 (File #: 333-136855), filed with the Securities and Exchange Commission on August 23, 2006, and incorporated herein by this reference.
     (14) Filed previously as Exhibit 10.9 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (File #: 333-136855), filed with the Securities and Exchange Commission on October 5, 2006, and incorporated herein by this reference.
     (15) Filed previously as Exhibit 10.10 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (File #: 333-136855), filed with the Securities and Exchange Commission on October 5, 2006, and incorporated herein by this reference.
     (16) Filed previously as Exhibit 10.11 to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 (File #: 333-136855), filed with the Securities and Exchange Commission on November 2, 2006, and incorporated herein by this reference.
     (17) Filed previously as Exhibit 10.12 to the Registrant's Registration Statement on Form SB-2 (File #: 333-140047), filed with the Securities and Exchange Commission on January 17, 2007, and incorporated herein by this reference.
     (18) Filed previously as Exhibit 10.13 to the Registrant's Registration Statement on Form SB-2 (File #: 333-140047), filed with the Securities and Exchange Commission on January 17, 2007, and incorporated herein by this reference.
     (19) Filed previously as Exhibit 10.14 to the Registrant's Registration Statement on Form SB-2 (File #: 333-140047), filed with the Securities and Exchange Commission on January 17, 2007, and incorporated herein by this reference.
     (20) Filed previously as Exhibit 21.1 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (File #: 333-136855), filed with the Securities and Exchange Commission on October 5, 2006, and incorporated herein by this reference.