Form 10KSB/A
period 2006-12-31
DigitalFX International Inc
filed 2007-03-19
CIK 1095691

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (check one): Yes   [ ]   No   [X]

                                AMENDMENT NO. 1
                  TO THE ANNUAL REPORT ON FORM 10-KSB FILED BY
                DIGITALFX INTERNATIONAL, INC. ON MARCH 16, 2007

     This report amends and restates the Annual Report of Form 10-KSB (the "Form 10-KSB") of DigitalFX International, Inc. (the "Company") filed with the Securities and Exchange Commission without authorization on March 16, 2007 by the Company's third-party EDGAR vendor, as permitted by the rules and regulations promulgated by the Securities and Exchange Commission.

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

Product  Development

     We conduct continuing product development to support and expand our product offerings internally, as well as through the use of third party services. All engineering and design for the applications are created internally. We also contract with best-of-breed contractors for discrete project work. Through December 31, 2006, six independent contractors were used on separate projects. We spent $1,278,000 on product development in 2006 primarily on our new digital media platform that features added functionality, including podcasting, enhanced email and IM messaging and blogging. Our spending in 2007 will focus on additional product enhancements to our 5.0 studio and on the adaptation of this product to small businesses and enterprises. We anticipate that spending for these initiatives will be higher in the first half of the year. In the year ended December 31, 2005, we spent $289,000 on further development for the 4.0 product that was released in March 2005.

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

     On February 7, 2007, VMdirect and DigitalFX Solutions, LLC, a Nevada limited liability company and one of our wholly owned subsidiaries ("DigitalFX Solutions"), jointly filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles against a former affiliate of VMdirect alleging a number of complaints including unfair business practice, misappropriation of trade secrets, slander, intentional interference with contractual relationship, intentional interference with prospective economic advantage and breach of contract, and seeking compensatory and punitive damages in amounts to be proved at trial, injunctive relief and attorneys' fees and costs. The defendant became an affiliate of VMdirect in May 2006 and agreed to adhere to VMdirect's Code of Ethics for affiliates. Upon signing up as an affiliate, defendant represented that he was capable of bringing a substantial number of new affiliates to VMdirect, and in reliance on this representation, VMdirect agreed to provide certain privileges to defendant including posting of training materials on VMdirect's website. VMdirect also agreed to work with defendant to develop training materials. Although VMdirect paid for all of the costs of developing the materials and its personnel actively participated in the development of such materials, defendant demanded aggregate compensation of $300,000 for creating the training and motivational materials after they were completed. After VMdirect did not pay this fee to defendant, defendant requested that VMdirect stop using the materials, began disparaging VMdirect and its officers, and engaged in cross-recruiting affiliates from other VMdirect networks, a practice prohibited by VMdirect's Code of Ethics for its affiliates. VMdirect then terminated defendant's distribution network and believes that defendant continues to use VMdirect's proprietary trade secrets to recruit affiliates to join other network marketing companies that compete with VMdirect.

     On March 6, 2007, we, along with VMdirect and DigitalFX Solutions, were served with a cross complaint for damages filed in the Superior Court of California for the County of Los Angeles, by this same former affiliate for alleged breach of contract, fraud-intentional misrepresentation, fraud-intentional concealment/omission, fraud-false promises, negligent misrepresentation and infringement of the rights of publicity and privacy, and seeking general, exemplary and punitive damages in amounts to be determined at trial and an order enjoining our use of his name, image, photograph and likeness for any purpose without his written consent. This former affiliate alleges that the officers of VMdirect agreed to grant him 60,000 shares of our common stock, agreed to pay him a percentage of sales to small businesses and enterprises in connection with his creation of certain training materials, agreed to pay for the costs of all training materials created by him and agreed that all training materials which contained his likeness would remain his intellectual property. This former affiliate also alleges that it was expressly agreed that a copy of such materials would be made available to him for posting as promotional materials on his own website and that his consent for VMdirect to use his image and likeness on its websites would be revocable at any time.

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

     On March 13, 2007, the closing sales price of our common stock as reported on the OTC Bulletin Board was $2.75 per share. As of March 13, 2007, there were approximately 155 record holders of our common stock. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     On December 15, 2006, Europa International, Inc. exercised a warrant to purchase 165,247 shares of our common stock through the payment of $43,252.

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

     On February 22, 2007, Woodman Management Corporation purchased 223,577 shares of our common stock through the net issue exercise of a warrant in the amount of 243,121 shares of our common stock. The additional shares for which Woodman Management Corporation exercised its warrant had an aggregate value of approximately $62,541 based on the closing sale price of our common stock on February 22, 2007 of $3.20 per share.

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


REVENUE:                               2006         2005
                                    -----------  ----------
Affiliate business packages         $ 7,745,400  $1,959,700
Upgrades to business packages         1,551,300     477,400
Subscription fees for access plans   11,848,400   2,311,000
Merchandise and shipping fees           920,700     179,400
Conferences and events                  734,200     140,500
                                    -----------  ----------
Total Revenue                       $22,800,000  $5,068,000
                                    ===========  ==========


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

     Subscription fees for access plans revenue from affiliates and retail customers increased $9,537,000 to $11,848,000 in 2006 from $2,311,000 in 2005.
We started the year with approximately 4,000 active affiliates and ended the year with approximately 14,000, an increase of 245%. Additionally, we started the year with 3,000 active retail customers and ended the year with approximately 12,000, an increase of 290%. We offer retail access plans at $9.95, $29.95 and $39.95 per month. During 2006, more of these customers enrolled in plans at a higher monthly price than in 2005. This change, coupled with the growth in both retail customers and affiliates, and new affiliates electing a higher level, accounted for the increase in subscription revenue.

     In January 2006, we initiated sales in Australia and New Zealand which contributed $1,862,000, accounting for 8% of sales and 11% of our sales growth. At December 31, 2006 we had over 1,600 customers in these two countries.

     Merchandise sales consisting of web cameras and branded apparel increased $250,000 to $322,000 in 2006 from $72,000 in 2005 due to the increase in both affiliates and retail customers. Shipping and handling revenues increased $491,000 to $599,000 in 2006 from $108,000 in 2005 due to the volume of business packages and merchandise sold.

     Other revenue is comprised of registration fees for sales conferences and events. During 2006, two conferences were held in May and September, versus only one event in 2005. Additionally, attendance was significantly higher at both of the 2006 conferences.

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

     Commission expenses increased $8,118,000 to $10,459,000 in 2006 from $2,341,000 in 2005 due to the increase in sales. As a percent of sales on an annual basis, commissions remained constant in 2005 and 2006 at 46%. However, the quarterly pattern in 2006 reflects a steady reduction in this percentage:
Q1:  50%;  Q2:  47%;  Q3:  45%;  and  Q4:  44%.

     We expect commissions in 2007 to continue to decrease as a percent of sales based on changes to discretionary elements in the current program and structural differences in the commission program for small business and enterprise sales which we project to commence in 2007.

     The following table represents a breakdown of other operating expenses for the years ended December 31, 2006 and 2005. These comparisons are not necessarily indicative of future spending.

                                   2006        2005
                                ----------  ----------
Marketing                       $  838,000  $  376,000
Technical and customer support   1,139,000     591,000
Product development              1,278,000     292,000
General and Administrative       3,172,000   1,265,000
Equity-based compensation          305,000     122,000
                                ----------  ----------
Total Other Operating Expenses  $6,732,000  $2,646,000
                                ==========  ==========


     Other operating expenses decreased as a percentage of revenue from 52% in 2005 to 30% in 2006. Of the 22 percentage point improvement, 15 percentage points are due to leverage in $1,005,000 of fixed costs and seven percentage points are due to the remaining variable expenses increasing at a lower rate than sales increased.

     Marketing expenses increased $462,000 to $838,000 in 2006 from $376,000 in 2005. The increase in 2006 related to additional staffing ($328,000), video production and design ($94,000) and affiliate incentive and recognition programs ($40,000).

     Technical and customer support expenses increased $548,000 to $1,239,000 in 2006 from $591,000 in 2005. These expenses include employee costs, outsourcing, programming, and software amortization and maintenance. The increase in 2006 was for additional staffing ($289,000), and outsourced services ($259,000) which relate directly to the growth in our customer base.

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

     General and Administrative expenses increased $1,907,000 to $3,172,000 in 2006 from $1,265,000 in 2005. These expenses include employee costs in operations, finance, human resources and corporate, and merchant processing fees, facilities costs, professional services, depreciation and risk management premiums. The increase in 2006 was related to credit card processing fees which fluctuate directly with sales ($629,000), employee costs for staffing additions ($614,000), costs associated with being a public company ($450,000), increases in utilities and facility expenses ($101,000) and consulting fees ($113,000).

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

     Equity-based compensation increased $183,000 to $305,000 in 2006 from $122,000 in 2005. Our equity-based compensation expense represents the amortization of deferred equity-based compensation over the vesting period of stock options granted to employees and of common stock warrants granted to non-employees. The expense was due to new option grants during 2006 ($130,000) and to the effects of the fluctuation in our stock price on the recognition of expenses on warrants granted to non-employees ($53,000).

     Operating Income (Loss) increased $2,332,000 from an operating loss of $1,167,000 in 2005 to operating income of $1,165,000 in 2006. This improvement was due to our revenue growth and leverage in the cost of revenues and other operating expenses.

     Other Expenses increased $516,000 to $572,000 in 2006 from $56,000 in 2005. The increase was due to fees associated with the exchange transaction in June ($635,000 net of interest income of $52,000). Other expenses in 2005 were comprised of expenses to start up operations in the United Kingdom, Australia and New Zealand. Interest Income is comprised of interest earned on our cash and short term investments. Interest income increased due to higher cash balances and to higher interest yields.

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

     Investing Activities during the year ended December 31, 2006 of $547,000 and 2005 of $279,000 were the result of capital expenditures, for computer and video equipment and software licenses.

     Financing Activities during the years ended December 31, 2006 and 2005 consisted of proceeds from the sale of equity interests ($4,941,000 in 2006), proceeds from the exercise of warrants ($43,000 in 2006), capital contributions by former members ($1,002,000 in 2005) and the payoff of a note payable ($50,000 in 2005). Net cash provided by financing activities increased $3,708,000 to $4,667,000 from $959,000.

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

     Our business benefits from low capital expenditure requirements. Our capital expenditures for 2007 will be for the completion of our business software implementations in the first quarter of the year, and for additional computer equipment and for leasehold improvements, furniture and fixtures related to the relocation in Las Vegas of our corporate offices later in the year.

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

GEOGRAPHIC  INFORMATION

     The breakdown of revenues generated by geographic region for the years ended December 31, 2006 and 2005 is as follows:

                                DECEMBER 31,   DECEMBER 31,
                                    2006           2005
                                -------------  -------------
United States, Canada & Mexico            89%            88%
United Kingdom                             3%            12%
Australia                                  7%             -
New Zealand                                1%             -
                                -------------  -------------
                                         100%           100%
                                =============  =============

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

Revenue  Recognition

     We generate revenue through (i) sales of affiliate business packages and selling aids to affiliates which include cameras, sales literature, and training videos, (ii) sales of monthly subscriptions to retail customers and affiliates with a wide spectrum of streaming video content as well as an integrated suite of streaming media applications, including video email, video chat, and live web-casting, (iii) sales of branded apparel and merchandise, and (iv) hosting conferences and events.

     Affiliate  Business  Packages

     We recognize revenue from the sales of affiliate business packages and selling aids, including shipping revenue, in accordance with SAB No. 104, "Revenue Recognition," when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time the product is shipped to our customers when title and risk of loss have transferred. We consider all deliverables to be met at this point. Costs incurred for the shipping and handling of our products are recorded as cost of sales as incurred.

     Allowances for subsequent customer returns of affiliate business packages are provided when revenues are recorded. Affiliate business packages returned within the first 30 days of purchase are refunded at 90 percent of the sales price. Returned products that were damaged during shipment to the customer is replaced immediately at our expense. On a monthly basis, we calculate a sales allowance which is an estimate of refunds for package returns that are within the 30 day time frame that have not yet been returned or processed. The estimate is based on an analysis of the historical rate of package returns using data from the four months preceding the date of measurement. We have found that this method approximates actual returns for the next 30 days. Increases or decreases to the sales allowance are charged to revenue.

     Monthly  Subscriptions

     We sell subscriptions for our internet-based studio suite of products through a unique multi-tiered affiliate program using non-related independent distributors, known as affiliates. We also market subscriptions directly to retail customers who purchase them for their personal use. We recognize revenue when all of the criteria of SAB No. 104 referred to above are met, which is when the subscription is initiated, and then monthly based on an automatic renewal. Our services are provided immediately upon enrollment and continue until cancelled. The recurring subscription can be cancelled at any time in writing. If cancelled within the first 30 days after enrollment, 90% of the fee is refunded, pro-rated for the number of days not used during the month. If a subscription is cancelled after the first month of service, a full refund is issued for the month if the cancellation is received in writing within 48 hours of the renewal billing. No refund is issued if a subscription is cancelled more than 48 hours after the renewal billing for the month. We record an allowance for subscription cancellations based on an analysis of historical data for the four months preceding the date of measurement. We apply a cancellation percentage to subscription revenue that is subject to cancellation within the first 30 days of enrollment or 48 hours of renewal. The accuracy of these estimates is dependent on the rate of future cancellations being consistent with the historical rate. Increases or decreases to the sales allowance are charged to revenue.

     Apparel  and  Merchandise

     We also sell select products to affiliates to assist them in building their businesses and in selling subscriptions to the portal. These products include cameras, branded apparel and other merchandise. Revenue for these sales, including shipping revenue, are recognized when all the criteria of SAB No. 104 described above are met, which is generally upon shipment.

     Conferences  and  Events

     We also earn fees for certain events we host such as sales and training conferences and seminars. Revenue is recognized when all of the criteria of SAB No. 104 described above are met, which is generally after the event has occurred. Amounts collected prior to the event are reflected as deferred revenue, and recognized after the event has occurred.

Allowance for Doubtful Accounts

     Our receivables consist entirely of receivables from credit card companies, arising from the sale of product and services to our customers. We do not record an allowance for doubtful accounts on these receivables, as monies processed by credit card processors are collected 100% within three to five days.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
DigitalFX International, Inc. (formerly Qorus.com, Inc.) and Subsidiaries Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of DigitalFX International, Inc. (formerly Qorus.com, Inc.) (the "Company") and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DigitalFX International, Inc. (formerly Qorus.com, Inc.) and Subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard ("SFAS"), "Share-Based Payment" ("SFAS 123(R)") which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.



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

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Other
                                                                   Additional                    Compre
                                               Common     Stock     Paid-In        Deferred      hensive    Accumulated
                                               Shares    Amount     Capital      Compensation     Loss        Deficit      Total
----------------------------------------------------------------------------------------------------------------------------------
OPENING BALANCE, JANUARY 1, 2005             15,790,110  $    16  $     3,306   $           -   $      -   $     (3,579)  $  (257)

  Issuance of common stock                    3,841,069        4          998               -          -              -     1,002

  Distributions to shareholders                       -        -          (43)              -          -              -       (43)

  Issuance of warrants                                -        -          179             (57)         -              -       122

  Amortization of fair value of options               -        -            -                          -              -         -

  Foreign currency translation adjustment             -        -            -               -         (1)             -        (1)

  Net loss for the year ended
    December 31, 2005                                 -        -            -               -          -         (1,223)   (1,223)
                                             --------------------------------------------------------------------------------------

ENDING BALANCE, DECEMBER 31, 2005            19,631,179       20        4,440             (57)        (1)        (4,802)     (400)

  Reclassification of deferred compensation           -        -          (57)             57          -              -         -

  Issuance of common stock                    2,519,780        2        4,939               -          -              -     4,941

  Exercise of warrants                          165,247        -           43               -          -              -        43

  Distributions to shareholders                       -        -         (265)              -          -              -      (265)

  Amortization of fair value of warrants              -        -          175               -          -              -       175

  Amortization of fair value of options               -        -          130               -          -              -       130

  Effect of merger transaction                  964,357        1           (2)              -          -              -        (1)

  Foreign currency translation adjustment             -        -            -               -        (19)             -       (19)

  Net income for the year ended
    December 31, 2006                                 -        -            -               -          -            480       480
                                             -------------------------------------------------------------------------------------

ENDING BALANCE, DECEMBER 31, 2006            23,280,563  $    23  $     9,403   $           -   $    (20)  $     (4,322)  $ 5,084
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

                 See Notes to Consolidated Financial Statements

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

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

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

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

REVENUES

     We generate revenue through (i) sales of affiliate business packages and selling aids to affiliates which include cameras, sales literature, and training videos, (ii) sales of monthly subscriptions to retail customers and affiliates with a wide spectrum of streaming video content as well as an integrated suite of streaming media applications, including video email, video chat, and live web-casting, (iii) sales of branded apparel and merchandise, and (iv) hosting conferences and events.

     Affiliate Business Packages

     The Company recognizes revenue from the sales of affiliate business packages and selling aids, including shipping revenue, in accordance with SAB No. 104, when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time the product is shipped to customers when title and risk of loss have transferred. Sales of the above products, ranging in price from $79 to $1996, entail no post-customer support or delivery of any other items. As such, there are no elements of these sales that would require separate accounting as a multiple deliverable in accordance with SOP 97-2, "Software Revenue Recognition." Allowances for estimated subsequent customer returns are provided when revenues are recorded. Costs incurred for the shipping and handling of its products are recorded as cost of sales.

     Monthly Subscriptions

     The Company recognizes revenue from subscriptions to its internet-based studio suite of products including video email, live broadcasting, podcasting, blogging, instant messenger and media storage when the subscription is initiated or renewed monthly and as the services are billed and provided. Monthly subscriptions are sold to both affiliates and retail customers. We recognize revenue when all of the criteria of SAB No. 104 referred to above are met, which is generally when the subscription is initiated, and then monthly based on an automatic renewal. Allowances for estimated customer cancellations are provided when revenues are recorded. We consider all deliverables to be met at this point.

     Apparel and Merchandise

     The Company also sells select products to affiliates to assist them in building their businesses and in selling subscriptions to the portal. Revenue for these sales including shipping revenue are recognized when all the criteria of SAB No. 104 described above are met, which is generally upon shipment.

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

     Conferences and Events

     The Company also earns fees for certain events it hosts such as sales and training conferences and seminars. Revenue is recognized when all of the criteria of SAB No. 104 described above are met, which is generally after the event has occurred. Amounts collected prior to the event are reflected as deferred revenue, and recognized after the event has occurred. As of December 31, 2006, the Company had $0 in deferred revenue.

SHIPPING AND HANDLING FEES

     Shipping and handling fees are billed to customers and included in revenue. The related costs are included in cost of goods sold. Shipping and handling costs are charged to expense as incurred. Total shipping and handling costs of $349 and $98 are included in cost of goods sold for the years ended December 31, 2006 and 2005, respectively.

PRODUCT RETURNS AND CANCELLATIONS

     Affiliate business packages and merchandise returned within the first 30 days of purchase are refunded at 90 percent of the sales price. Returned products that were damaged during shipment to the customer is replaced immediately at the Company's expense.

     The sales allowance is a monthly estimate of refunds to be issued on affiliate business packages that have been shipped but are still subject to our return policy at month end. The allowance is based on an analysis of the historical rate of credits and refunds, using the latest four months activity. Increases or decreased to the sales allowance are charged to revenue.

     Monthly subscription services are provided immediately upon enrollment and continue until cancelled. The recurring subscription can be cancelled at any time in writing. An allowance is recorded for subscription cancellations based on an analysis of historical data for the four months preceding the date of measurement.

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

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 was amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which required companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. Through December 31, 2005, the Company accounted for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), with pro forma disclosures of net income (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options and warrants was measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

     As the exercise price of stock options issued to employees was not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense for options

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

issued to employees recorded in the Company's 2005 consolidated financial statements. The Company did not issue any warrants to employees during the year ended December 31, 2005. The fair value of stock options issued to officers, directors and employees on the date of grant was estimated using the Black-Scholes option-pricing model, and the effect on the Company's results of operations was required to be disclosed as if such stock options and warrants had been accounted for pursuant to SFAS No. 123.

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

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

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

     The following is a reconciliation of the calculation of basic and diluted earnings per share for the years ended December 31, 2006 and 2005.

                                        2006                                     2005
                      ---------------------------------------  ----------------------------------------
                         Income        Shares      Per-Share       Loss         Shares       Per-Share
                      (Numerator)   (Denominator)    Amount    (Numerator)   (Denominator)    Amount
                      ------------  -------------  ----------  ------------  -------------  -----------
Basic earnings per
  share:
Income available to
  common
  stockholders        $        480     21,032,218  $     0.02  $    (1,223)     19,631,179  $    (0.06)

Effect of Dilutive
  Securities:
Options and warrants             -      1,799,980           -            -               -           -
                      ------------  -------------  ----------  ------------  -------------  -----------

Diluted earnings per
  share               $        480     22,832,198  $     0.02  $    (1,223)     19,631,179  $    (0.06)
                      ============  =============  ==========  ============  =============  ===========

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

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

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

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

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

COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, "Reporting Comprehensive Income," established rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments to be reported as a separate component (comprehensive income/loss) of stockholders' equity. The components of comprehensive income
(loss)  are  as  follows:

                                Years ended    December 31,
                                   2006            2005
                               -------------  --------------

Net Income (Loss)              $        480   $      (1,223)
Foreign Currency Translation            (19)             (1)
                               -------------  --------------
Comprehensive  Income (Loss)   $        461   $      (1,224)
                               =============  ==============

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

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

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

NOTE  3.     PRODUCT,  CUSTOMER  AND  GEOGRAPHIC  INFORMATION

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes standards for the reporting of business enterprises of information about operating segments, products and services, geographic areas and major customers. The standard for determining what information to report is based on operating segments within DigitalFX International that are regularly reviewed and used by the chief operating decision-maker in evaluating financial performance and resource allocation.

     DigitalFX International's chief operating decision-maker is considered to be the chief executive officer (CEO). Based on the financial information reviewed by the CEO, the Company has determined that it operates in a single operating segment, specifically, digital web-based communications services.

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

     The following table presents revenue by product category for the years ended December 31, 2006 and 2005.

           REVENUE:                            DECEMBER 31,   DECEMBER 31,
                                                   2006           2005
                                               -------------  -------------
           Affiliate business packages         $       7,745  $       1,960
           Upgrades to business packages               1,551            477
           Subscription fees for access plans         11,849          2,310
           Merchandise and shipping fees                 921            178
           Conferences and events                        734            143
                                               -------------  -------------
                Total Revenue                  $      22,800  $       5,068
                                               =============  =============


     The breakdown of revenues generated by geographic region for the years ended December 31, 2006 and 2005 is as follows:


                                           DECEMBER 31,   DECEMBER 31,
                                               2006           2005
                                           -------------  -------------
           United States, Canada & Mexico            89%            88%
           United Kingdom                             3%            12%
           Australia                                  7%             -
           New Zealand                                1%             -
                                           -------------  -------------
                                                    100%           100%
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
                            =============  =============

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE  4.     PROPERTY  AND  EQUIPMENT

     Property  and  equipment at December 31, 2006 consists of the following:

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
                                                     =========

     All property and equipment above is depreciated over a three year life. Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was $135 and $78, respectively.

NOTE  5.     EQUITY  TRANSACTIONS

2006 TRANSACTIONS

Merger and Stock Split

     As described in Note 1, on June 15, 2006, Qorus issued to the members of VMdirect 1,014,589 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of Qorus which were converted into 1,057,547,456 shares of Qorus' common stock. The number of shares of Preferred Stock issued to the Members and the number of Conversion Shares gives effect to the issuance of 361,603 membership units by VMdirect for an aggregate purchase price of $625, a transaction that was completed immediately prior to the Closing, resulting in net proceeds to the Company of $594,000.

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

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

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

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

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
                                  ============  ================  =================

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

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

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

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
                                  ============  ================  ===============

     The following table summarizes information regarding warrants outstanding at December 31, 2006:

                                                                Weighted Average
                                                                    Remaining
                                                                   Contractual
                                                                      Term            Aggregate
                                     Shares    Exercise Price       (months)       Intrinsic Value
                                  -----------  ---------------  -----------------  ----------------
Outstanding at December 31, 2006        1,057  $          0.26                 48  $          5,532
                                  ===========  ===============  =================  ================
Exercisable at December 31, 2006        1,057  $          0.26                 48  $          5,532
                                  ===========  ===============  =================  ================

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
            Expected life of options   4- 6 years

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

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

     On May 1, 2005, each of the Software Services Agreement and Technology License Agreement were terminated by mutual agreement of the parties and superseded by the License, Hosting and Services Agreement (the "License Agreement"), entered into to be effective as of May 1, 2005, to which the Company and RazorStream continue to be parties. The Hosting and Services Agreement provides for a term through December 31, 2006, and continues thereafter unless terminated by either party upon sixty days prior written notice. Under the License Agreement, RazorStream (a) will charge the Company $5 per new subscriber account exceeding 20,000 accounts (purchasable in 20,000 account increments); (b) is entitled to (1) ten percent (10%) of the Company's total gross revenue from all active subscriber accounts billed at $25.00 or more per month total gross subscription, with a minimum amount of $3 per each such subscriber account per month, (2) terms to be mutually agreed upon by the parties for all subscriber accounts billed at less than $25.00 per month, and
(3) terms to be mutually agreed upon by the parties for all advertising-based "free" subscriber accounts that may be provided by the Company in the future, provided, however that such terms will provide for a minimum amount of $0.25 per each such subscriber account per month; and (c) is entitled to a minimum guarantee of $50,000 per month, commencing April 1, 2006, that is non-refundable but that will be credited against the above fees. Under the Services agreement, the Company may, from time to time, engage RazorStream for non-recurring engineering services at a rate of $200 per hour. The fees above apply independently to each individual website operated by the Company or any third party authorized by the Company, and no fees charged with respect to any individual website, and no subscriber account applied with respect to any individual website, shall be aggregated with any fees or subscriber accounts, respectively, applied to any other website. This agreement was amended and restated on January 29, 2007 (see Note 10).

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

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
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
                                              ===================  ==================

     The tax effects of the temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 2006 are as follows (in thousands):

                                          DECEMBER 31, 2006
                                          ------------------
           Stock based compensation       $               98
           Depreciation and amortization                  25
           Allowance for sales returns                    23
           Inventory reserve                              21
           Accrued vacation                                9
                                          ------------------
             Deferred income taxes, net   $              176
                                          ==================

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

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

     On March 6, 2007, the Company, along with VMdirect and DigitalFX Solutions, were served with a cross complaint for damages filed in the Superior Court of California for the County of Los Angeles, by this same former affiliate for alleged breach of contract, fraud-intentional misrepresentation, fraud-intentional concealment/omission, fraud-false promises, negligent misrepresentation and infringement of the rights of publicity and privacy, and seeking general, exemplary and punitive damages in amounts to be determined at trial and an order enjoining our use of his name, image, photograph and likeness for any purpose without his written consent. This former affiliate alleges that the officers of VMdirect agreed to grant him 60,000 shares of the Company's common stock, agreed to pay him a percentage of sales to small businesses and enterprises in connection with his creation of certain training materials, agreed to pay for the costs of all training materials created by him and agreed that all training materials which contained his likeness would remain his intellectual property. This former affiliate also alleges that it was expressly agreed that a copy of such materials would be made available to him for posting as promotional materials on his own website and that his consent for VMdirect to use his image and likeness on its websites would be revocable at any time.

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

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

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

     On February 22, 2007, the Company's board of directors also authorized the issuance of options to purchase an aggregate of 82,000 shares of the Company's common stock at a per share exercise price of $3.50, to 18 employees. The shares underlying these options had an aggregate value of approximately $262,400 based on the closing sale price of the Company's common stock on February 22, 2007 of $3.20 per share.

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

      DIGITAL FX INTERNATIONAL, INC. (FORMERLY QORUS.COM) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.     CONTROLS AND PROCEDURES

     As of December 31, 2006, the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective.

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

     KEVIN R. KEATING. Mr. Keating, our former President, Secretary and Treasurer from June 22, 2004 through June 15, 2006, is the Managing Member of Vero Management, LLC, which provides managerial, administrative, and financial consulting services for micro-cap public companies. For more than 40 years he has been engaged in various aspects of the investment business. Mr. Keating began his Wall Street career with the First Boston Corporation in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. From 1982 through 2006, he was associated with a variety of securities firms as a registered representative servicing the investment needs of high net worth individual investors. Mr. Keating is also the manager and sole member of Vero Management, LLC, which had a management agreement with us. Mr. Keating also serves on the board of directors of 99 Cent Stuff, Inc., Blue Holdings, Inc., People's Liberation, Inc., Catalyst Lighting Group, Inc., Wentworth II, Inc., Wentworth IV, Inc. and Wentworth V, Inc., and on the compensation committee of the board of directors of 99 Cent Stuff, Inc.

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

     Effective May 1, 2005, each of the Software Services Agreement and Technology License Agreement were terminated by mutual agreement of the parties and superseded by the License, Hosting and Services Agreement (the "Hosting and Services Agreement"), pursuant to which VMdirect and RazorStream continue to be parties and whereby RazorStream provides hosting, maintenance and support services for VMdirect. The Hosting and Services Agreement provides for a term through December 31, 2006, and continues thereafter unless terminated by either party upon sixty days prior written notice. Under the Hosting and Services Agreement, RazorStream (a) charges VMdirect $5 per new subscriber account exceeding 20,000 accounts (purchasable in 20,000 account increments) as reimbursement for additional bandwidth and network capacity required by RazorStream to support such new subscribers; (b) is entitled to (1) ten percent (10%) of VMdirect's total gross revenue from all active subscriber accounts billed at $25.00 or more per month total gross subscription, with a minimum amount of $3 per each such subscriber account per month, (2) terms to be mutually agreed upon by the parties for all subscriber accounts billed at less than $25.00 per month, and (3) terms to be mutually agreed upon by the parties for all advertising-based "free" subscriber accounts, provided, however that such terms will provide for a minimum amount of $0.25 per each such subscriber account per month; and (c) effective April 1, 2006, is entitled to a minimum guarantee of $50,000 per month that is non-refundable but that will be credited against the above fees. This agreement was amended and restated on January 29, 2007 (see discussion above).

     The Hosting and Services Agreement also provided VMdirect with a non-exclusive, royalty-free, worldwide, perpetual license to use and otherwise exploit the Core Technology, including in source code format. The license portion of the agreement was available whether or not RazorStream provided its services under the agreement.

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

ITEM 13.     EXHIBITS

     See attached Exhibit Index.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT  FEES

     Weinberg & Company, P.A., our independent registered public accounting firm ("Weinberg") billed us an aggregate of approximately $116,000 in fees for professional services rendered during 2006 for the audit of our annual financial statements for the fiscal years ended December 31, 2006, 2005 and 2004 and the reviews of the financial statements included in our Form 10-QSB for the second and third quarters of fiscal 2006.

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

AUDIT-RELATED  FEES

     Weinberg billed us an aggregate of approximately $29,000 in fees for assurance and related services performed in 2006 related to the audit of our annual financial statements for the fiscal years ended December 31, 2006 and 2005.

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

                                        DIGITALFX  INTERNATIONAL,  INC.


                                        By: /s/ Craig Ellins
                                           ----------------------------------
                                           Craig Ellins
                                           Chief Executive Officer and President


                                        Date:  March 19, 2007




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


     Signature                              Title                           Date
--------------------  ------------------------------------------------  --------------

/s/ Craig Ellins      Chairman, Chief Executive Officer and             March 19, 2007
--------------------  President (Principal Executive Officer)
   Craig Ellins

/s/ Lorne Walker      Chief Financial Officer and Secretary             March 19, 2007
--------------------  (Principal Financial and Accounting Officer)
   Lorne Walker

/s/ Amy Black         Director                                          March 19, 2007
--------------------
     Amy Black

/s/ Jerry Haleva      Director                                          March 19, 2007
--------------------
   Jerry Haleva

/s/ Kevin R. Keating  Director                                          March 19, 2007
--------------------
Kevin R. Keating

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