Form 10QSB
period 2007-03-31
DigitalFX International Inc
filed 2007-05-15
CIK 1095691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2007

Commission File Number: 000-27551

DIGITALFX INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-0358792
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3035 East Patrick Lane, Suite 9
Las Vegas, Nevada 89120
(Address of principal executive offices)

(702) 938-9300
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒  NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

As of May 10, 2007, 23,694,649 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (Check One):
YES ☐  NO ☒

TABLE OF CONTENTS

		Page

PART I	Condensed Financial Information

Item 1.	Condensed Financial Statements

	Condensed Consolidated Balance Sheet (Unaudited)	2

	Condensed Consolidated Statements of Operations (Unaudited)	3

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	22

Item 3.	Controls and Procedures	39

PART II	Other Information

Item 1.	Legal Proceedings	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	42

PART I.

DigitalFX International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet
March 31, 2007
(In thousands, except share data, unaudited)

Assets
Current assets:
Cash and cash equivalents	$5,723
Accounts receivable	87
Inventories, net	205
Prepaid bandwidth charges, affiliate	172
Prepaid expenses and other assets	313
Deferred income taxes, net	465

Total current assets	6,965

Property and equipment, net of accumulated depreciation and amortization of $318	623
Deposits, merchant processors	705
Deposits, software	122
Other assets	23

Total assets	$8,438

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$631
Accrued expenses	454
Accrued commissions	1,492
Due to affiliate	141

Total current liabilities	2,718

Deferred tax liability	43

Commitments and Contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding
Common Stock, $0.001 par value, 100,000,000 shares authorized, 23,613,638 shares issued and outstanding	24
Additional Paid In Capital	9,940
Other comprehensive loss	(21)
Accumulated deficit	(4,266)

Total stockholders’ equity	5,677
Total liabilities and stockholders’ equity	$8,438

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(In thousands, except share and per share data, unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues	$6,396	$3,258
Cost of revenues	965	690

Gross profit	5,431	2,568

Commission expenses	2,819	1,615
Other operating expenses	2,508	900

Operating income	104	53

Other income (expense), net	70	(11)

Income before provision for income taxes	174	42

Provision for income taxes	118	-

Net income	$56	$42

Net income per share:
Basic	$0.00	$0.00

Fully diluted	$0.00	$0.00

Weighted average shares outstanding:
Basic	23,502,446	19,631,179

Fully diluted	24,390,688	19,631,179

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data, unaudited)

	Common	Stock	Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total

Balance, January 1, 2007	23,280,563	$23	$9,403	$(20)	$(4,322)	$5,084

Issuance of common stock	10,000	-	32	-	-	32

Exercise of warrants	315,226	1	1	-	-	2

Exercise of options	7,849	-	2	-	-	2

Fair value of vested options	-	-	160	-	-	160

Excess tax benefit related to stock options and warrants exercised	-	-	342	-	-	342

Foreign currency translation adjustment	-	-	-	(1)	-	(1)

Net income for the three months ended March 31, 2007	-	-	-	-	56	56

Balance, March 31, 2007	23,613,638	$24	$9,940	$(21)	$(4,266)	$5,677

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three months ended March 31,
	2007	2006
Operating activities:
Net income	$56	$42
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61	27
Equity based compensation expense	160	12
Tax benefit related to stock options and warrants exercised	342	-
Deferred income taxes	(247)	-
Changes in assets and liabilities:
Accounts receivable	(38)	7
Inventory	(70)	(3)
Prepaid expenses and other assets	(105)	(16)
Accounts payable and accrued expenses	(24)	257
Due to affiliate	(45)	64

Net cash provided by operating activities	90	390

Investing activities:
Purchases of property and equipment	(155)	(23)

Net cash used in investing activities	(155)	(23)

Financing activities:
Proceeds from issuance of common stock, net	32	-
Proceeds from exercise of warrants, net	3	-
Distributions to shareholders	-	(225)

Net cash provided by (used in) financing activities	35	(225)

Foreign currency translation	(1)	(10)

Change in cash and cash equivalents	(31)	132
Cash and cash equivalents, beginning of period	5,754	265

Cash and cash equivalents, end of period	$5,723	$397

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2007 and 2006 (unaudited)

Note 1.  The Company and Basis of Presentation

Company

DigitalFX International, Inc. (the “Company”), a Florida C corporation, is a holding company, containing a web-based social networking company that hosts and markets a streaming video portal: helloWorld.com. The portal utilizes a commercial-free, subscription-based Application Service Provider (ASP) model, providing subscribers with a wide spectrum of streaming video content as well as an integrated suite of consumer-oriented streaming media applications, including video email, video chat and live web-casting. The Company sells subscriptions to its portal through a unique multi-tiered affiliate program using non-related independent distributors, known as “Affiliates.” The Company also markets subscriptions directly to “Retail Customers” who purchase them for their personal use. In addition to offering portal subscriptions, the Company sells select products to these Affiliates to assist them in building their businesses and in selling subscriptions to the portal.

The consolidated financial statements include the accounts of the Company, VMdirect, L.L.C. (“VMdirect”) and its wholly-owned U.K. subsidiary, and the Company’s wholly-owned Nevada subsidiaries. Inter-company transactions and balances have been eliminated.

Merger and Stock Split

On June 15, 2006, Qorus.com, Inc., an inactive Florida corporation (“Qorus”) with no current operations, issued to the Company’s members 1,014,589 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of Qorus (the “Preferred Stock”), which were converted into 1,057,547,456 shares of Qorus’ common stock (“Conversion Shares”). The number of shares of Preferred Stock issued to the Members and the number of Conversion Shares gives effect to the issuance of 289,292 membership units by VMdirect for an aggregate purchase price of $625, a transaction that was completed immediately prior to the Closing. The transaction has been accounted for as a reverse merger (recapitalization) with the Company deemed the accounting acquirer, and Qorus the legal acquirer. As such, the financial statements herein reflect the historical activity of VMdirect since its inception, and the historical stockholders’ equity of VMdirect has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to any differences in the par value offset to additional paid in capital. Subsequent to the consummation of this transaction, Qorus changed its name to DigitalFX International, Inc.

On August 1, 2006, the Company affected a 1 for 50 reverse stock split. The effect of this stock split has been retroactively reflected in the financial statements as if the stock split occurred at the beginning of the earliest period reported.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2007 and 2006 (unaudited)

Note 2.  Accounting Policies

Use of Estimates and Assumptions

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Examples of significant estimates used in preparing the accompanying financial statements include, but are not limited to: the carrying value of long-lived assets; useful lives of property and equipment; revenue recognition; and the valuation allowances for receivables, inventories and sales returns, and the value of stock options issued for the purpose of determining stock-based compensation. Actual results and outcomes may materially differ from management’s estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities of three months or less when acquired to be cash equivalents. The Company holds its cash in what it believes to be credit-worthy financial institutions.

At March 31, 2007, the Company had $705 of funds held by banks as reserves against any possible charge backs and returns on credit card transactions related to customer disputes that are not offset against the Company’s daily sales deposit activity. These amounts are reflected as Deposit, Merchant Processors on the Company’s balance sheet.

Revenues

The Company generates revenue through (i) sales of affiliate business packages and selling aids to affiliates which include cameras, sales literature, and training videos, and the initial month’s subscription to our internet-based suite of products which includes a wide spectrum of streaming video content and an integrated suite of streaming media applications, including video email, video chat, and live web-casting, (ii) sales of monthly subscriptions to retail customers and affiliates with a wide spectrum of streaming video content as well as an integrated suite of streaming media applications, including video email, video chat, and live web-casting, (iii) sales of branded apparel and merchandise, and (iv) hosting conferences and events.

Affiliate Business Packages

The Company recognizes revenue from the sales of the cameras and selling aids within the business package, including shipping revenue, in accordance with SAB No. 104, when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time the product is shipped to customers when title and risk of loss have transferred. Sales of the above products, ranging in price from $79 to $1,999, entail no post-customer support or delivery of any other items. Allowances for estimated subsequent customer returns are provided when revenues are recorded. Costs incurred for the shipping and handling of its products are recorded as cost of sales.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2007 and 2006 (unaudited)

The Company recognizes revenue from sale of the affiliate’s initial month’s subscription to the internet-based suite of products in accordance with generally accepted accounting principals and based on the fair value of such suite of products. Fair value is determinable because the subscription fee is thereafter billed monthly at a fixed rate based on the level of service selected. Access to the internet-based studio suite of the products is delivered together, and the individual products within the suite cannot be sold separately. Access is delivered immediately upon sign up and order acceptance.

A monthly subscription is cancellable at any time. The relevant subscription fee is fully refundable if such cancellation is made in writing in accordance with the Company’s policies but only for the current month. The Company provides a reserve for cancellations.

Monthly Subscriptions

The Company recognizes revenue from sales of a month’s subscription to retail customers and sales to affiliates for their recurring subscription to the internet-based suite of products in accordance with generally accepted accounting principals and based on the fair value of such suite of products. Fair value is determinable because the subscription fee is billed at a fixed rate based on the level of service selected. A monthly subscription is cancellable at any time. The Company records an allowance for subscription cancellations based on an analysis of historical data for the four months preceding the date of measurement. The accuracy of these estimates is dependent on the rate of future cancellations being consistent with the historical rate. Increases or decreases to the sales allowance are charged to revenue.

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

Shipping and Handling Fees

Shipping and handling fees are billed to customers and included in revenue. The related costs are included in cost of goods sold. Shipping and handling costs are charged to expense as incurred. Total shipping and handling costs of $103 and $81 are included in cost of goods sold for the three months ended March 31, 2007 and 2006, respectively.

Product Returns and Cancellations

Affiliate business packages and merchandise returned within the first 30 days of purchase are refunded at 90 percent of the sales price. Returned products that were damaged during shipment to the customer is replaced immediately at the Company’s expense.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2007 and 2006 (unaudited)

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company adopted SFAS No. 123R, “Accounting for Stock-Based Compensation” effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereby the fair value of the stock compensation is based on upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instrument is complete.

For the three months ended March 31, 2007 and 2006, the value of options and warrants vesting during the period was $160 and $11, respectively, and has been reflected as compensation cost. As of March 31, 2007, the Company has unvested options of $1,265 which will be reflected as compensation cost in future periods as the options vest over the next 48 to 60 months.

Earnings (Loss) Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding have been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the Exchange transaction as if these shares had been outstanding as of the beginning of the earliest period presented. The 964,657 shares issued to the legal acquirer are in included in the weighted average share calculation from June 15, 2006, the date of the exchange agreement.

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. The following is a reconciliation of the calculation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2007 and 2006 (unaudited)

	2007			2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share:
Net income	$56	23,502,446	$0.00	$42	19,631,179	$0.00

Effect of Dilutive Securities:
Options and warrants	-	888,242	-	-	-

Diluted earnings per share	$56	24,390,688	$0.00	$42	19,631,179	$0.00

Options to purchase 276,500 shares of common stock at $7.75 per share and options to purchase 82,000 shares of common stock at $3.50 per share were outstanding during the three months ended March 31, 2007 but were not included in the computation of diluted earnings per share for this period because the options’ exercise price was greater than the average market price of the common shares during this period, and their effect would be anti-dilutive.

Member Incentives

The Company’s commission structure is based on a multi-level affiliate program. Commissions are recorded for sales, including commissions based on bonus points assigned to products which are independent of the product’s price. Commissions totaled $2,819 and $1,615 for the three months ended March 31, 2007 and 2006, respectively, and are included in the accompanying consolidated statements of operations.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2007 and 2006 (unaudited)

Income Taxes

VMdirect had 11 individual members until June 15, 2006. After the exchange transaction, DigitalFX became the sole member of VMdirect. Federal income tax obligations for the period through and including June 15, 2006 were passed through to the previous members of VMdirect, and the Company recorded no provision for such taxes for the period ended March 31, 2006. The Company has agreed with the previous members of VMdirect that the Company will not make any distributions to pay tax liabilities, if any, on income earned prior to June 15, 2006. Consequently, the taxes, if any, on the income of VMdirect through June 15, 2006 are payable individually by each member.

The Company accounts for income taxes and related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

The Company’s income tax provision was computed based on the federal statutory rate, net of the related deferred tax benefit.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). —an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is subject to U.S. federal income tax examinations by tax authorities for periods after June 16, 2006, the date at which the Company completed its reverse merger transaction.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

Foreign Currency Translation

The functional currency of our UK subsidiary is the pound sterling. The foreign subsidiary asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at period end exchange rates; investment accounts, revenue and expense accounts are translated at the average rates during the period rates in accordance with FASB 52. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of “Other comprehensive income” in the accompanying balance sheet.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2007 and 2006 (unaudited)

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” established rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s foreign currency translation adjustments to be reported as a separate component (comprehensive income) of stockholders’ equity. The components of comprehensive income are as follows:

	Three Months Ended March 31
	2007	2006

Net Income	$56	$42
Foreign Currency Translation	(1)	(10)
Comprehensive Income	$55	$32

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company does not believe the adoption of SFAS No. 157 will have a material, if any, effect on its consolidated results of operations, financial position, or cash flows.

In December 2006, the FASB issued a Staff Position (“FSP”) on EITF 00-19-2, “Accounting for Registration Payment Arrangements (“FSP 00-19-2”). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP. For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years.

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its consolidated financial position, results of operations, cash flows or disclosures.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2007 and 2006 (unaudited)

Note 3.  Product, Customer and Geographic Information

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for the reporting of business enterprises of information about operating segments, products and services, geographic areas and major customers. The standard for determining what information to report is based on operating segments within DigitalFX International that are regularly reviewed and used by the chief operating decision-maker in evaluating financial performance and resource allocation.

DigitalFX International’s chief operating decision-maker is considered to be the chief executive officer (CEO). Based on the financial information reviewed by the CEO, the Company has determined that it operates in a single operating segment, specifically, digital web-based communications services.

The following table presents revenue by product category for the three months ended March 31, 2007 and 2006.

Revenue:	March 31, 2007	March 31, 2006

Affiliate business packages	1,488	1,512
Upgrades to business packages	388	220
Subscription fees for access plans and administrative tools	4,389	1,371
Merchandise and Shipping fees	131	155
Other revenue
Total Revenue	6,396	3,259

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2007 and 2006 (unaudited)

The breakdown of revenues generated by geographic region for the three months ended March 31, 2007 and 2006 is as follows:

	March 31, 2007	March 31, 2006

United States, Canada & Mexico	90%	85%
United Kingdom	3%	5%
Australia	6%	9%
New Zealand	1%	1%
	100%	100%

Assets and liabilities located in countries outside the United States were not material at March 31, 2007.

The breakdown of revenues generated by customer type for the three months ended March 31, 2007 and 2006 is as follows:

	March 31, 2007	March 31, 2006

Affiliates	92	95
Retail customers	8	5
	100%	100%

Note 4.  Property and Equipment

Property and equipment at March 31, 2007 consists of the following:

Furniture and fixtures	$16
Computers and equipment	340
Purchased software	585
941
Less: accumulated depreciation and amortization	(318)
$623

All property and equipment above is depreciated over a three year life. Depreciation and amortization expense for the three months ended March 31, 2007 and 2006 was $61 and $27, respectively.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2007 and 2006 (unaudited)

Note 5.  Equity Transactions

Sale of Common Stock

On December 22, 2006, the Company entered into a Securities Purchase Agreement pursuant to which the Company sold 1,000,000 shares of its common stock at a per share price of $4.75 resulting in gross proceeds of $4,750. The Company paid placement and other closing costs of $405 resulting in net proceeds to the Company of $4,345.

In connection with the Closing, on December 27, 2006, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which, among other things, the Company agreed to register the resale of the Shares by the Investors and to keep the registration statement effective until the earlier of the date on which all Shares have been sold by the Investors and the date that all of the Shares may be sold by the Investors pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the “Effectiveness Period”). The Registration Rights Agreement provides that if (i) the Company does not file a registration statement on or before January 31, 2007, (ii) a registration statement is not declared effective on or prior to March 27, 2007, which date may be extended to May 11, 2007 in the event that the registration statement is reviewed by the Securities and Exchange Commission, or (iii) after its effective date, such registration statement ceases to remain continuously effective and available to the holders of the Shares at any time prior to the expiration of the Effectiveness Period for an aggregate of more than 30 consecutive trading days or for more than an aggregate of 60 trading days in any 12-month period (which need not be consecutive), then the Company must pay each holder of Shares on the date of such event, and for each month thereafter that such event continues, an amount in cash as partial liquidated damages equal to 1% of the aggregate Purchase Price paid by such Investor pursuant to the Securities Purchase Agreement for any Shares then held by such Investor, up to a maximum of 18% of the aggregate Purchase Price paid by such Investor in any 12-month period, unless, as a result of the liquidated damages provision of the Registration Rights Agreement, generally accepted accounting principles of the United States require the Shares to be treated as derivative securities, or as any other financial component other than stockholders equity, in which case, the maximum amount payable under the liquidated damages provisions of the Registration Rights Agreement will not exceed 18% of the aggregate Purchase Price paid by such Investor. As of May 11, 2007, the registration statement was declared effective and no such fees were due.

Restricted Stock

On February 22, 2007, the Company entered into a Professional Services Agreement with a consulting firm pursuant to which the Company engaged this firm, effective January 1, 2007, to provide the Company with sales, marketing and management services set forth therein. In connection with this agreement, the Company issued 10,000 shares of the Company’s common stock. These shares had a fair market value of $32,000 based on the closing sale price of our common stock on February 22, 2007 of $3.20 per share, and were  reflected as consulting expense during the three months ended March 31, 2007.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2007 and 2006 (unaudited)

Note 6.  Stock Options and Warrants

Options

The Company’s 2006 Stock Incentive Plan was adopted by our board of directors and became effective in August, 2006. The total number of shares reserved for issuance under this plan was 1,537,501. The number of shares reserved for issuance under the 2006 Stock Incentive Plan is subject to an annual increase on the first day of each fiscal year during the term of the 2006 Stock Incentive Plan, beginning January 1, 2007, in each case in an amount equal to the lesser of (i) 1,000,000 shares of common stock, (ii) 5% of the outstanding shares of common stock on the last day of the immediately preceding year, or (iii) an amount determined by our board of directors. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 2006 Stock Incentive Plan. Our board of directors did not increase the total number of shares reserved for issuance under the 2006 Stock Incentive Plan for the fiscal year beginning January 1, 2007.

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

As of March 31, 2007, 1,197,077 options to purchase shares of common stock were outstanding under the 2006 Stock Incentive Plan.

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

As of March 31, 2007, there were warrants outstanding to purchase 714,761 shares of common stock.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2007 and 2006 (unaudited)

Valuation Assumptions

The fair value of options and warrants were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2007 and 2006:

Dividend yield	-0-
Risk-free interest rate	4.50%
Expected volatility 42.00%	-50.00%
Expected life of options	4- 6 years

Note 7.  Related Parties

On January 29, 2007, the Company entered into an Amended and Restated License, Hosting and Services Agreement (the “Amended Agreement”) with RazorStream. The Amended Agreement amends and restates the Licensing, Hosting and Services Agreement effective May 1, 2005, between the Company and RazorStream.

Pursuant to the terms of the Amended Agreement, RazorStream will provide hosting, maintenance and support services for each individual website operated by the Company or any third party authorized by the Company. While the initial term of the Amended Agreement ends on January 15, 2008, the Amended Agreement remains operative thereafter unless terminated by either party upon 60 days prior written notice. Under the terms of the Amended Agreement, for each individual website operated by the Company or any third party authorized by the Company, RazorStream (a) charges the Company $5 per new subscriber account exceeding 20,000 accounts (purchasable in 20,000 account increments); (b) is entitled to (1) ten percent (10%) of the Company’s total gross revenue from all active subscriber accounts, with a minimum amount of $0.69 per each such subscriber account per month, and (2) some portion of revenue to be mutually agreed upon by the parties for all advertising-based “free” subscriber accounts (which we do not currently provide), provided, however that such terms will provide for a minimum amount of $0.25 per each such subscriber account per month (which cost we will account for as marketing expense); and (c) effective February 1, 2007, is entitled to a minimum guarantee of $50,000 per month that is non-refundable but that will be credited against the above fees. The Company may, from time to time, engage RazorStream for non-recurring engineering services at a rate of $200 per hour. The fees above apply independently to each individual website operated by the Company or any third party authorized by the Company, and no fees charged with respect to any individual website, and no subscriber account applied with respect to any individual website, shall be aggregated with any fees or subscriber accounts, respectively, applied to any other website.

The Amended Agreement also provides the Company with a non-exclusive, royalty-free, worldwide, perpetual license to use and otherwise exploit the technology described in an exhibit to the Amended Agreement, including in source code format, any corrections, modifications and custom enhancements thereto, and any interfaces necessary for and documentation related to the technology’s functionality. The license portion of the agreement is available whether or not RazorStream provides its services under the agreement, and applies to each individual website operated by the Company or any third party authorized by the Company.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2007 and 2006 (unaudited)

In connection with the services discussed above, the Company incurred expenses of $548 and $137 during the three months ended March 31, 2007 and 2006, respectively. Due to affiliates of $141 as of March 31, 2007 represents amounts due to RazorStream. These amounts are unsecured, non-interest bearing and are due for services rendered as discussed above.

Note 8.  Income Taxes

The Company’s provision for income taxes at December 31, 2006 was based on income for the period from June 16, 2006 to December 31, 2006 as adjusted for timing differences outstanding at the date that DigitalFX became the sole member of VMdirect. The Company’s income tax provision was computed based on the federal statutory rate, net of the related federal benefit for this period.

The provision for income taxes consists of the following for the three months ended March 31, 2007 and 2006:

	March 31, 2007	March 31, 2006

Current tax provision- federal	$67	$-
Deferred tax provision- federal	51	-
Income tax provision - federal	118	-

Income tax provision- foreign	-	-
Income tax provision	$118	$-

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the year ended December 31, 2006:

	March 31, 2007	March 31, 2006
Income before income tax provision	$174	$-
Expected tax (federal statutory rate 34%)	59	-
Timing differences	59	-

Income tax provision	$118	$-

The Company did not record any valuation allowance against deferred tax assets at March 31, 2007. Management has determined, based on the Company’s history and expectations for the future, that operating income of the Company will more likely than not be sufficient to fully recognize these deferred tax assets. In the three months ended March 31, 2007, the Company recorded a tax benefit of $342 for stock options tax benefits in excess of recorded compensation deduction as an addition to paid-in capital.

The Company did not record a provision for income taxes for the three months ended March 31, 2006 because federal income tax obligations for this period were passed through to the members of VMdirect. The pro forma net income taxes and pro forma net income below reflect the effect as if the Company had been taxed in accordance with Subchapter C of the Internal Revenue Code (a “C” Corporation) for the three months ended March 31, 2006.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2007 and 2006 (unaudited)

Income taxes:
As reported	$-
Pro forma	$14

Net income
As reported	$42
Pro forma	$28
Net income per share	$0.00

Note 9.  Commitments and Contingencies

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Except as is described below, we are not currently party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

On August 4, 2005, VMdirect filed a lawsuit in the District Court of Clark County, Nevada, against a former employee alleging a number of complaints including fraud, breach of oral contract, intentional interference, and negligent interference, and seeking compensatory and punitive damages in amounts to be proved at trial, rescission of the oral contract relating to the defendant’s equity interest in VMdirect, injunctive relief, punitive damages, attorneys’ fees, disgorgement of ill gotten profits, revenues and gain, and restitution. VMdirect hired the defendant in May 2001 as a project manager in reliance upon the defendant’s representations regarding his skill in handling the job duties. In May 2002, VMdirect agreed to provide the defendant with a small portion of the equity interest in VMdirect, which was expressly conditioned upon the defendant working full time and in good faith for no less than 3 years after May 2002. VMdirect terminated defendant’s employment on August 10, 2004 due to his continuous lack of diligence and unsatisfactory job performance as well as his creation of a hostile and adversarial work environment.

On August 5, 2005, VMdirect was served with a lawsuit filed in the District Court of Clark County, Nevada, which counterclaim was amended on March 27, 2006, by this same former employee for alleged breach of employment contract and wrongful termination, and seeking general damages in excess of $10,000, special damages for lost wages and converted monies in the amount of $270,000, special damages for the equity interest in VMdirect in an amount to be determined, punitive or treble damages as allowed by law, attorneys’ fees and the dissolution of VMdirect. This former employee alleges that the grant of the equity interest in VMdirect had no conditions, and that VMdirect has engaged in a campaign to defame said former employee.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2007 and 2006 (unaudited)

A petition to consolidate these cases was filed on September 20, 2005 and is currently pending before the courts. On May 5, 2006, our legal counsel representing us in this matter filed a motion to dismiss the defendant’s amended counterclaim, which motion was denied on September 21, 2006. Our legal counsel representing us in this matter subsequently filed an answer to the defendant’s amended counterclaim on July 18, 2006, denying all liability. Our management believes there exists no basis for the former employee’s claims and intends to pursue VMdirect’s claims, and defend the former employee’s claims, vigorously. In the event our management’s assessment of the case is incorrect, or the former employee actually obtains a favorable judgment for the claimed damages, we believe that the economic impact on us would be insignificant and would not materially affect our operations.

On February 7, 2007, VMdirect and DigitalFX Solutions jointly filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles against a former affiliate of VMdirect alleging a number of complaints including unfair business practice, misappropriation of trade secrets, slander, intentional interference with contractual relationship, intentional interference with prospective economic advantage and breach of contract, and seeking compensatory and punitive damages in amounts to be proved at trial, injunctive relief and attorneys’ fees and costs. The defendant became an affiliate of VMdirect in May 2006 and agreed to adhere to VMdirect’s Code of Ethics for affiliates. Upon signing up as an affiliate, defendant represented that he was capable of bringing a substantial number of new affiliates to VMdirect, and in reliance on this representation, VMdirect agreed to provide certain privileges to defendant including posting of training materials on VMdirect’s website. VMdirect also agreed to work with defendant to develop training materials. Although VMdirect paid for all of the costs of developing the materials and its personnel actively participated in the development of such materials, defendant demanded aggregate compensation of $300,000 for creating the training and motivational materials after they were completed. After VMdirect did not pay this fee to defendant, defendant requested that VMdirect stop using the materials, began disparaging the company and its officers, and engaged in cross-recruiting affiliates from other VMdirect networks, a practice prohibited by VMdirect’s Code of Ethics for its affiliates. VMdirect then terminated defendant’s distribution network and believes that defendant continues to use VMdirect’s proprietary trade secrets to recruit affiliates to join other network marketing companies that compete with VMdirect.

On March 6, 2007, the Company, along with VMdirect and DigitalFX Solutions, were served with a cross complaint for damages filed in the Superior Court of California for the County of Los Angeles, by this same former affiliate for alleged breach of contract, fraud-intentional misrepresentation, fraud-intentional concealment/omission, fraud-false promises, negligent misrepresentation and infringement of the rights of publicity and privacy, and seeking general, exemplary and punitive damages in amounts to be determined at trial and an order enjoining our use of his name, image, photograph and likeness for any purpose without his written consent. This former affiliate alleges that the officers of VMdirect agreed to grant him 60,000 shares of the Company’s common stock, agreed to pay him a percentage of sales to small businesses and enterprises in connection with his creation of certain training materials, agreed to pay for the costs of all training materials created by him and agreed that all training materials which contained his likeness would remain his intellectual property. This former affiliate also alleges that it was expressly agreed that a copy of such materials would be made available to him for posting as promotional materials on his own website and that his consent for VMdirect to use his image and likeness on its websites would be revocable at any time.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2007 and 2006 (unaudited)

On March 6, 2007, legal counsel for the same former affiliate filed a Notice of Removal of Action with the United States District Court of the Central District of California seeking to remove the case from the Superior Court of California to the United Stated District Court. Our legal counsel intends to file a motion to remand the case back to the Superior Court of California. In the event our management’s assessment of the case is incorrect, or the former affiliate actually obtains a favorable judgment for the claimed damages, we believe that such a judgment could have a significant impact on our results of operations.

Operating Leases

The Company leased two adjacent facilities under non-cancelable operating leases that expired on January 31, 2007. In February 2007, the Company consolidated these leases into one and renewed for twelve months at a monthly rental of $17.

On January 1, 2007 the Company entered into a lease for lodging space in New York city for a term of nine months, ending September 30, 2007 at a monthly rental of $10.

Rent expense for the three months ended March 31, 2007 and 2006 was $86 and $24, respectively.

Note 10. Subsequent Event

On May 11, 2007, the Company entered into a Subscription and Rights Agreement with Fusion Telecommunications International, Inc. ("Fusion") pursuant to which it purchased, for aggregate consideration of $700,000, 7 units consisting of an aggregate of 700 shares of Fusion's Series A-2 Cumulative Convertible Preferred Stock ("Series A-2 Preferred Shares") and warrants to purchase 421,687 shares of Fusion's common stock.  The 700 Series A-2 Preferred Shares are convertible into an aggregate of 843,374 shares of Fusion's common stock.  The warrants have a term of 7.5 years and are exercisable at the per share price of $1.00.  Fusion has agreed to register the shares of Fusion's common stock underlying the Series A-2 Preferred Shares and the warrants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS STATEMENTS

Forward-Looking Statements

Statements made in this Form 10-QSB (the “Quarterly Report”) that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. These forward-looking statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company’s equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

References to the “Company” refer to DigitalFX International, Inc. The words or phrases “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” or “continue,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative thereof, are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) our failure to implement our business plan within the time period we originally planned to accomplish; and (b) other risks that are discussed in this Form 10-QSB or included in our previous filings with the Securities and Exchange Commission (“SEC”).

Description of Business

Corporate History

DigitalFX International, Inc. was incorporated in the State of Florida on January 23, 1991. Prior to November 2001, we provided intelligent message communications services to enterprises in the travel and hospitality sectors. In November 2001, we sold substantially all of our assets to Avery Communications, Inc. after which we continued without material business assets, operations or revenues. On June 22, 2004, we consummated the transactions contemplated by a Securities Purchase Agreement (the “Purchase Agreement”) dated June 10, 2004, by and among the Company, Keating Reverse Merger Fund, LLC (“KRM Fund”), Thurston Interests, LLC (“Thurston”) and certain other shareholders of the Company. The transactions resulted in a change of control whereby KRM Fund became our majority shareholder. From November 2001 through June 15, 2006, we were a public “shell” company with nominal assets.

On May 23, 2006, we entered into an Exchange Agreement (the “Exchange Agreement”) with VMdirect, L.L.C., a Nevada limited liability company (“VMdirect”), the members of VMdirect holding a majority of its membership interests (together with all of the members of VMdirect, the “VMdirect Members”), and KRM Fund. The closing of the transactions contemplated by the Exchange Agreement occurred on June 15, 2006. At the closing, we acquired all of the outstanding membership interests of VMdirect (the “Interests”) from the VMdirect Members, and the VMdirect Members contributed all of their Interests to us. In exchange, we issued to the VMdirect Members 1,014,589 shares of our Series A Convertible Preferred Stock, par value $0.01 per share (the “Preferred Shares”), which, as a result of the approval by a substantial majority of our outstanding shareholders entitled to vote and the approval by our board of directors on June 22, 2006, of amendments to our articles of incorporation that (i) changed our name to DigitalFX International, Inc., (ii) increased our authorized number of shares of common stock to 100,000,000, and (iii) adopted a 1-for-50 reverse stock split, on August 1, 2006 converted into approximately 21,150,959 shares of our common stock on a post-reverse stock split basis.

At the closing, VMdirect became our wholly-owned subsidiary. The exchange transaction was accounted for as a reverse merger (recapitalization) with VMdirect deemed to be the accounting acquirer, and the Company deemed to be the legal acquirer.

Business Overview

We are a digital communications and social networking company that, directly and through a multi-tiered affiliate program, offers a suite of proprietary digital communication tools, including video email, video instant messaging, live webcasting, podcasting, blogging, and digital vault storage. Our social networking website, www.helloWorld.com, operated by our wholly-owned subsidiary, DigitalFX Networks, LLC, a Nevada limited liability company, targets users from ages 18 to 65. The site features a full suite of digital communication tools, and affiliates and retail customers pay a monthly subscription fee to use the tools and participate in the social network. Additionally, our website, www.vmdirect.com, operated by our wholly-owned subsidiary VMdirect, offers affiliates the tools necessary to effectively market and distribute our digital communication tools.

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

We intend to continue to grow our business through continued product enhancements with additional features and functionality; the extension of the DigitalFX Studio to small businesses and enterprise customers; and by offering ancillary products and services through the affiliate program. During the first quarter of 2007, we initiated a traveling leadership seminar called the One Vision Tour that is delivering substantial training to affiliates and potential new customers. The seminar encompasses marketing techniques to facilitate expansion of existing businesses and leadership skills to manage growing organizations. During the second quarter, we will officially extend the Studio to small and medium-sized businesses. We are expecting moderate penetration into these markets initially.

We are on target in our pursuits for strategic, accretive acquisition opportunities to accelerate growth. We are evaluating prospects that are synergistic and will continue to look to invest in businesses or technologies that offer complementary products or services that enhance our business model.

The efforts of our experienced multi-tiered marketing consultant for international operations who has lived and worked extensively in Europe and Asia have proven to be successful. During the quarter, he has impacted growth in the United Kingdom and is in the process of establishing the infrastructure and translations necessary to enroll subscribers in two European countries by the end of the year. We anticipate realizing revenues from the first of these new markets during the second quarter of 2007.

Results of Operations

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

Revenues increased $3,138,000 or 96% to $6,396,000 in the quarter ended March 31, 2007 from $3,258,000 for the corresponding period in 2006. This increase was due to a significant increase in our customer base from 10,722 at March 31, 2006 to 29,865 at March 31, 2007. Recurring revenue from all customers for monthly subscriptions to our Studio suite of products increased $3,071,000 or 211% in the corresponding period from $1,456,000 to $4,527,000. Recurring subscription revenue increased from 45% of net sales for the quarter ended March 31, 2006 to 71% for the corresponding quarter in 2007. Our affiliate base increased from approximately 6,200 members at March 31, 2006 to over 15,500 at March 31, 2007.We have four business packages available to affiliates for purchase ranging in price from approximately $79 to $1,999. We have not experienced any material changes in the price of our products. The sales volume growth for the three months ended March 31, 2007 was not due to a special campaign or to other special efforts by us. Our management expects a high level of growth in sales volume to continue for the foreseeable future due to the viral nature of our affiliate program, continuing product enhancements, and additional international expansion.

Gross Profit increased $2,863,000 to $5,431,000 in the quarter ended March 31, 2007 from $2,567,000 for the corresponding period in 2006. Gross profit as a percentage of net sales was 85% for the quarter ended March 31, 2007 and 79% for the corresponding period in 2006. This was due to higher margins realized on the product selections of the expanding customer base, to cost reductions on purchased items and to economies of scale in services provided for recurring products.

Commissions and bonuses paid to affiliates increased $1,204,000 or 75% to $2,819,000 in the quarter ended March 31, 2007 from $1,615,000 in the corresponding period in 2006. This increase is primarily related to sales volume growth. As a percentage of net sales, commission expenses were 44% for the quarter ended March 31, 2007 and 50% in the corresponding quarter in 2006. This is due to the fact that certain commissions are paid based on the level that new affiliates enter the program. For the quarter ended March 31, 2007 versus the corresponding quarter, more affiliates signed up at lower levels.

Operating Expenses include Product Development, Marketing, Customer and Technical Support, General and Administrative, and non-cash costs related to the vesting of stock option and warrant grants. Total Operating Expenses increased $1,608,000 or 178% to $2,508,000 in the quarter ended March 31, 2007 from $900,000 for the corresponding period in 2006, of which $160,000 related to option and warrant costs. As a percentage of net sales, operating expenses increased from 28% in the quarter ended March 31, 2006 to 40% in the corresponding period in 2007. The increased spending was primarily associated with incremental costs of being a public company ($233,000), staffing additions and salary changes ($383,000), increased merchant fees directly related to sales volume ($174,000), international operations expenses ($125,000), and facilities and operation cost increases ($124,000).

Operating Income improved by $52,000 from $53,000 in the quarter ended March 31, 2006 to $104,000 in the corresponding period in 2007. This improvement over the corresponding period in 2006 was the result of the increase in revenue, reduction in commissions and higher gross profit.

Other income (expense), net was $70,000 in the quarter ended March 31, 2007 as compared to ($11,000) in the corresponding quarter in 2006. Other income (expense), net for the quarter ended March 31, 2007 included $66,000 of interest income.

Provision for income taxes was $118,000 for the three months ended March 31, 2007 as compared to $0 for the corresponding period in 2006. Federal income tax obligations for the period through and including June 15, 2006 were passed through to the previous members of VMdirect, and the Company recorded no provision for such taxes for those periods.

Net Income increased $14,000 from $42,000 in the quarter ended March 31, 2006 to $56,000 in the corresponding period in 2007 as a result of the combination of factors discussed above.

Liquidity and Capital Resources

Our cash requirements are principally for working capital. Historically, we funded our working capital needs through the sale of equity interests and through additional capital contributions by our former members. We have generated net positive cash flow from operations since the fourth quarter of 2005.

For the quarter ended March 31, 2007, cash provided by operating activities was $90,000 and consisted of net income of $56,000, increased by non-cash items of $316,000 and decreased by $284,000 due to changes in other operating assets and liabilities. The latter consisted of decreases in accounts receivable, prepaid expenses and inventory of $213,000 and decreases in accounts payable and accrued expenses of $71,000.

For the quarter ended March 31, 2006, cash provided by operating activities was $390,000 and consisted of net income of $42,000, increased by non-cash items of $39,000 and increased by $309,000 due to changes in other operating assets and liabilities. The latter consisted of increases in accounts payable and accrued expenses of $321,000 partially offset by increases in current assets of $12,000.

Investing Activities during the quarter ended March 31, 2007 of $155,000 and 2006 of $23,000 were the result of capital expenditures for computer equipment and software licenses.

Financing Activities during the quarters ended March 31, 2007 and 2006 consisted of proceeds from the issuance of common stock ($32,000 in 2007), proceeds from the exercise of warrants ($3,000 in 2007), and distributions to shareholders ($225,000 in 2006).

On December 22, 2006, we entered into a Securities Purchase Agreement with Kingdon Associates, Kingdon Family Partnership, L.P. and M. Kingdon Offshore Ltd. (the “Investors”) pursuant to which we agreed to sell to the Investors an aggregate of 1,000,000 shares of our common stock at a per share price of $4.75 for gross proceeds of $4.75 million. The transactions contemplated by the Securities Purchase Agreement closed on December 27, 2006, with net proceeds to us of approximately $4.36 million, after payment of commissions and expenses, which are being used for general working capital purposes.

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

Our business benefits from low capital expenditure requirements. Our capital expenditures in the first quarter were primarily for the completion of our business software implementations. Purchases for the rest of the year will include business software for international operations, additional computer equipment, and leasehold improvements and furniture and fixtures related to a planned relocation in Las Vegas of our corporate offices later in the year or early in 2008.

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

Geographic Information

The breakdown of revenues generated by geographic region for the three months ended March 31, 2007 and 2006 is as follows:

	March 31, 2007	March 31, 2006

United States, Canada & Mexico	90%	85%
United Kingdom	3%	5%
Australia	6%	9%
New Zealand	1%	1%
	100%	100%

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

Revenue Recognition

We generate revenue through (i) sales of affiliate business packages and selling aids to affiliates which include cameras, sales literature, and training videos, and the initial month’s subscription to our internet-based suite of products which includes a wide spectrum of streaming video content and an integrated suite of streaming media applications, including video email, video chat, and live web-casting, (ii) sales of monthly subscriptions to retail customers and the recurring subscription to affiliates to the internet-based suite of products identified above, (iii) sales of branded apparel and merchandise, and (iv) hosting conferences and events.

Affiliate Business Packages

We recognize revenue from the sales of the cameras and selling aids within the business package, including shipping revenue, in accordance with SAB No. 104, “Revenue Recognition,” when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time the product is shipped to our customers when title and risk of loss have transferred. Products usually ship within 48 hours of the customer’s on-line order. We consider all deliverables of this element of the package to be met at this point. Costs incurred for the shipping and handling of our products are recorded as cost of sales as incurred.

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

The Company recognizes revenue from sale of the affiliate’s initial month’s subscription to the internet-based suite of products in accordance with generally accepted accounting principals and based on the fair value of such suite of products. Fair value is determinable because the subscription fee is thereafter billed monthly at a fixed rate based on the level of service selected. Access to the internet-based studio suite of the products is delivered together, and the individual products within the suite cannot be sold separately. Access is delivered immediately upon sign up and order acceptance.

A monthly subscription is cancellable at any time. The relevant subscription fee is fully refundable if such cancellation is made in writing in accordance with the Company’s policies but only for the current month. The Company provides a reserve for cancellations.

Monthly Subscriptions

We sell subscriptions for our internet-based studio suite of products through a unique multi-tiered affiliate program using non-related independent distributors, known as affiliates. We also market subscriptions directly to retail customers who purchase them for their personal use.

We recognize revenue from sales of a month’s subscription to retail customers and sales to affiliates for their recurring subscription to the internet-based suite of products in accordance with generally accepted accounting principals and based on the fair value of such suite of products. Fair value is determinable because the subscription fee is billed at a fixed rate based on the level of service selected. A monthly subscription is cancellable at any time.

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

Inventories

Inventories are valued at the lower of cost or market. They are written down, as required, to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if written-off inventory is sold.

Stock-Based Compensation

We periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We adopted SFAS No. 123R, “Accounting for Stock-Based Compensation” effective January 1, 2006, and are using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. We account for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereby the fair value the stock compensation is based on upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instrument is complete.

We recognize compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, we recognized the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair value previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

We estimate the fair value of stock options pursuant to SFAS No. 123R using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock and the expected life of stock options. Projected data related to the expected volatility of stock options is based on the average volatility of the trading prices of comparable companies and the expected life of stock options is based upon the average term and vesting schedules of the options. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of the Company’s employee stock options.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company does not believe the adoption of SFAS No. 157 will have a material, if any, effect on its results of operations, financial position, or cash flows.

In December 2006, the FASB issued a Staff Position (“FSP”) on EITF 00-19-2, “Accounting for Registration Payment Arrangements (“FSP 00-19-2”). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP. For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. In association with its “Registration Rights Agreement” described in Note 5 to the Condensed Consolidated Financial Statements, the Company has a registration payment arrangement and has currently filed a registration statement with the Securities and Exchange Commission. The Company expects to have an effective registration statement prior to June 11, 2007 and has accrued $48 for the registration payment based on this estimated date. If circumstances change, and this estimated date is not met, additional registration payments may be due under this agreement.

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities  — Including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its (consolidated) financial condition, results of operations, cash flows or disclosures.

Qualitative and Quantitative Disclosures About Market Risk

We currently have limited financial market risks from changes in foreign currency exchange rates or changes in interest rates and do not use derivative financial instruments. For the three-months ended March 31, 2007, 3% of total revenue is denominated in British pounds, 6% in Australian dollars and 1% in New Zealand dollars. In the future, we expect to enter into transactions in additional currencies. An adverse change in exchange rates would result in a decline in income before taxes, assuming that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or foreign currency sales price as competitors’ products become more or less attractive.

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

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter due to customer acceptance of our products. We rely on sales by our affiliates to generate significant revenues for us. If customers don’t accept our products, our sales and revenues would decline, resulting in a reduction in our operating income.

Customer interest for our products could also be impacted by the timing of our introduction of new products. If our competitors introduce new products around the same time that we issue new products, and if such competing products are superior to our own, customers’ desire for our products could decrease, resulting in a decrease in our sales and revenues. To the extent that we introduce new products and customers decide not to migrate to our new products from our older products, our revenues could be negatively impacted due to the loss of revenue from those customers. In the event that our newer products do not sell as well as our older products, we could also experience a reduction in our revenues and operating income.

As a result of fluctuations in our revenue and operating expenses that may occur, management believes that period-to-period comparisons of our results of operations are not a good indication of our future performance.

While we recently achieved an operating profit, we have a history of operating losses and there can be no assurance that we can maintain or increase profitability.

While we achieved an operating profit for the quarter ended March 31, 2007, we have a history of operating losses. Given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

We may not be able to effectively manage our growth.

Our strategy envisions growing our business. To date, our growth has been derived primarily from the expansive growth of our multi-tiered affiliate base and we intend to continue to employ this growth strategy. To manage anticipated growth, we plan to expand our technology to handle increasing volume on our websites and to expand our administrative and marketing organizations to accommodate larger numbers of our affiliates. We must also effectively manage our relationships with the increasing number of retail customers/users of our products. We will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. We cannot assure you that we will be able to:

•	sufficiently and timely improve our technology to handle increasing volume on our websites;

•	expand our administrative and marketing systems effectively, efficiently or in a timely manner to accommodate increasing numbers of our affiliates; or

•	allocate our human resources optimally.

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

Ninety-two percent of our revenues for the quarter ended March 31, 2007 have been derived from sales of our products and services to our multi-tier affiliates, and our future success depends on our ability to continue the growth of our affiliate base, as well as to expand our retail subscriptions and initiate advertising revenue.

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

Our future success depends largely upon our ability to attract and retain a large active base of affiliates who purchase and sell our products. We cannot give any assurances that the productivity of our affiliates will continue at their current levels or increase in the future. Several factors affect our ability to attract and retain a significant number of affiliates, including:

•	on-going motivation of our affiliates;

•	general economic conditions;

•	significant changes in the amount of commissions paid;

•	public perception and acceptance of direct selling;

•	public perception and acceptance of us and our products;

•	the limited number of people interested in pursuing direct selling as a business;

•	our ability to provide proprietary quality-driven products that the market demands; and

•	competition in recruiting and retaining active affiliates.

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

•
the possibility that a foreign government might ban or severely restrict our business method of selling through our affiliates, or that local civil unrest, political instability or changes in diplomatic or trade relationships might disrupt our operations in an international market;

•
the possibility that a government authority might impose legal, tax or other financial burdens on affiliates, as direct sellers, or on our company due, for example, to the structure of our operations in various markets;

•	the possibility that a government authority might challenge the status of our affiliates as independent contractors or impose employment or social taxes on our affiliates;

•	our ability to staff and manage international operations;

•	handling the various accounting, tax and legal complexities arising from our international operations; and

•	understanding cultural differences affecting non-U.S. customers.

We currently conduct activities in Australia, Canada, Mexico, New Zealand and the United Kingdom. We have not been affected in the past by any of the potential political, legal or regulatory risks identified above. While we do not consider these risks to be material in the foreign countries in which we currently operate, they may be material in other countries where we may expand our business.

We are also subject to the risk that due to legislative or regulatory changes in one or more of our present or future markets, our marketing system could be found not to comply with applicable laws and regulations or may be prohibited. Failure to comply with applicable laws and regulations could result in the imposition of legal fines and/or penalties which would increase our operating costs. We may also be required to comply with directives or orders from various courts or applicable regulatory bodies to conform to the requirements of new legislation or regulation, which would detract management’s attention from the operation of our business. Further we could be prohibited from distributing products through our marketing system or may be required to modify our marketing system.

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

Our marketing program is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies in the United States, directed at preventing fraudulent or deceptive schemes by ensuring that product sales are made to consumers of the products and that compensation, recognition, and advancement within the marketing organization are based on the sale of products rather than investment in the organization or other non-sales-related criteria. These regulatory requirements do not include “bright line” rules and are inherently fact-based. Thus, even though we believe that our marketing program complies with applicable federal and state laws or regulations, we are subject to the risk that a governmental agency or court could determine that we have failed to meet these requirements in a particular case. Such an adverse determination could require us to make modifications to our marketing system, increasing our operating expenses. The negative publicity associated with such an adverse determination could also reduce affiliate and end user demand for our products, which would consequently reduce our sales and revenues.

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

Our senior management had no experience managing a publicly traded company prior to serving as our executive officers. This lack of experience may divert our management’s attention from operations and harm our business.

Prior to serving as our executive officers, our management team had no experience managing the reporting requirements of the federal securities laws as the Chief Executive Officer and Chief Financial Officer of a publicly traded company. Management will be required to implement appropriate programs and policies to comply with existing disclosure requirements and to respond to increased reporting requirements pursuant to Section 404 of the Sarbanes-Oxley Act. These increased requirements include the preparation of an internal report which states the responsibility of management for establishing and maintaining an adequate internal control structure and procedures for financial reporting and containing an assessment, as of the end of each fiscal year, of the effectiveness of the internal control structure and procedures for financial reporting. Management’s efforts to familiarize itself with and to implement appropriate procedures to comply with the disclosure requirements of the federal securities laws could divert its attention from the operation of our business. Management’s failure to comply with the disclosure requirements of the federal securities laws could lead to the imposition of fines and penalties by the Securities and Exchange Commission (“SEC”) or the cessation of quotation of our common stock on the OTC Bulletin Board.

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

Bid and ask prices for shares of our common stock are quoted on the OTC Bulletin Board under the symbol “DFXN.” Although prices for our shares of common stock are quoted on the OTC Bulletin Board, there is limited trading of our common stock and our common stock is not broadly followed by securities analysts. The average daily volume of our common stock as reported on the OTC Bulletin Board for the three-month period ended March 31, 2007 was approximately 25,000 shares. Consequently, shareholders may find it difficult to sell shares of our common stock.

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

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including announcements of new products or services by our competitors. In addition, the market price of our common stock could be subject to wide fluctuations in response to a variety of factors, including:

•	quarterly variations in our revenues and operating expenses;

•	developments in the financial markets, and the worldwide or regional economies;

•	announcements of innovations or new products or services by us or our competitors;

•	fluctuations in merchant credit card interest rates;

•	significant sales of our common stock or other securities in the open market; and

•	changes in accounting principles.

In the past, shareholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a shareholder were to file any such class action suit against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business to respond to the litigation, which could impact our productivity and profitability.

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

Any sale of common stock by us in a future private placement offering could result in dilution to the existing shareholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth, by acquiring complementary businesses, by acquiring or licensing additional brands, or by establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our shareholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our earnings and results of operations.

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

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2007, the end of the period covered by this Report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Except as described below, we are not involved in any legal proceedings that require disclosure in this registration statement.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Except as is described below, we are not currently party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

On February 7, 2007, VMdirect and DigitalFX Solutions, LLC, a Nevada limited liability company and one of our wholly owned subsidiaries (“DigitalFX Solutions”), jointly filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles against a former affiliate of VMdirect alleging a number of complaints including unfair business practice, misappropriation of trade secrets, slander, intentional interference with contractual relationship, intentional interference with prospective economic advantage and breach of contract, and seeking compensatory and punitive damages in amounts to be proved at trial, injunctive relief and attorneys’ fees and costs. The defendant became an affiliate of VMdirect in May 2006 and agreed to adhere to VMdirect’s Code of Ethics for affiliates. Upon signing up as an affiliate, defendant represented that he was capable of bringing a substantial number of new affiliates to VMdirect, and in reliance on this representation, VMdirect agreed to provide certain privileges to defendant including posting of training materials on VMdirect’s website. VMdirect also agreed to work with defendant to develop training materials. Although VMdirect paid for all of the costs of developing the materials and its personnel actively participated in the development of such materials, defendant demanded aggregate compensation of $300,000 for creating the training and motivational materials after they were completed. After VMdirect did not pay this fee to defendant, defendant requested that VMdirect stop using the materials, began disparaging VMdirect and its officers, and engaged in cross-recruiting affiliates from other VMdirect networks, a practice prohibited by VMdirect’s Code of Ethics for its affiliates. VMdirect then terminated defendant’s distribution network and believes that defendant continues to use VMdirect’s proprietary trade secrets to recruit affiliates to join other network marketing companies that compete with VMdirect.

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

On March 6, 2007, legal counsel for the same former affiliate filed a Notice of Removal of Action with the United States District Court of the Central District of California seeking to remove the case from the Superior Court of California to the United Stated District Court. Our legal counsel intends to file a motion to remand the case back to the Superior Court of California. In the event our management’s assessment of the case is incorrect, or the former affiliate actually obtains a favorable judgment for the claimed damages, we believe that such a judgment could have a significant impact on our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 19, 2007, Gary Freeman, a consultant, exercised (on a cashless basis) a previously issued warrant for 9,988 shares of our common stock with an exercise price of $0.26 per share. Accordingly, the aggregate exercise price of approximately $2,597 was paid through the surrender and cancellation of 488 shares with a fair market value on the date of exercise of $4.75 per share, which resulted in the issuance of 9,500 shares of our common stock.

On February 7, 2007, Kristian Diacov exercised a portion of a previously issued warrant to purchase 10,000 shares of our common stock with an exercise price of $0.26 per share through the payment in cash of approximately $2,617.

On February 20, 2007, Gary Freeman, a consultant, exercised (on a cashless basis) a previously issued warrant for 10,276 shares of our common stock with an exercise price of $0.26 per share. Accordingly, the aggregate exercise price of approximately $2,597 was paid through the surrender and cancellation of 776 shares with a fair market value on the date of exercise of $3.50 per share, which resulted in the issuance of 9,500 shares of our common stock.

On February 22, 2007, Paul Guez, a warrant holder, exercised (on a cashless basis) a previously issued warrant for 75,085 shares of our common stock with an exercise price of $0.26 per share. Accordingly, the aggregate exercise price of approximately $19,652 was paid through the surrender and cancellation of 6,036 shares with a fair market value on the date of exercise of $3.20 per share, which resulted in the issuance of 69,049 shares of our common stock.

On February 22, 2007, Woodman Management Corporation, a warrant holder, exercised (on a cashless basis) a previously issued warrant to purchase 243,121 shares of our common stock with an exercise price of $0.26 per share. Accordingly, the aggregate exercise price of approximately $63,635 was paid through the surrender and cancellation of 19,544 shares subject to the warrant with a fair market value on the date of exercise of $3.20 per share, which resulted in the issuance of 223,577 shares of our common stock.

On February 22, 2007, the Company’s board of directors authorized the issuance of 10,000 shares of our common stock to Christopher Bolsover pursuant to our entry into a Professional Services Agreement with Bolsover Endeavours. The shares issued to Christopher Bolsover had an aggregate value of approximately $32,000 based on the closing sale price of our common stock on February 22, 2007 of $3.20 per share.

On April 2, 2007, Gary Freeman, a consultant, exercised (on a cashless basis) a previously issued warrant for 10,496 shares of our common stock with an exercise price of $0.26 per share. Accordingly, the aggregate exercise price of approximately $2,747 was paid through the surrender and cancellation of 996 shares with a fair market value on the date of exercise of $2.71 per share, which resulted in the issuance of 9,500 shares of our common stock.

On April 2, 2007, certain holders of outstanding stock options with an exercise price of $0.26 per share exercised portions of such stock options to purchase an aggregate of 61,011shares of our common stock through the payment in cash of approximately $16,231.

On April 26, 2007, Gary Freeman, a consultant, exercised (on a cashless basis) a previously issued warrant for 10,394 shares of our common stock with an exercise price of $0.26 per share. Accordingly, the aggregate exercise price of approximately $2,720 was paid through the surrender and cancellation of 894 shares with a fair market value on the date of exercise of $4.15 per share, which resulted in the issuance of 9,500 shares of our common stock.

In connection with the above stock issuances, except as otherwise disclosed we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the “Securities Act”). Each of the purchasers fell into one or more of the categories that follow: one of our existing shareholders, one of our creditors, one of our current or former officers or directors, one of our employees, one of our service providers, or an accredited investor with whom we or one of our affiliates had a prior business relationship. As a result, no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, we relied upon the exemption from registration contained in Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS

See attached Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITALFX INTERNATIONAL, INC.

Date: May 15, 2007	By:	/s/ Lorne Walker
Lorne Walker Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.