Form 10QSB
period 2007-06-30
DigitalFX International Inc
filed 2007-08-14
CIK 1095691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2007

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
YES ☐ NO ☒

As of August 13, 2007, 24,098,758 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (Check One):  YES ☐ NO ☒

PART I.

DigitalFX International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet
June 30, 2007
(In thousands, except share data, unaudited)

Assets
Current assets:
Cash and cash equivalents	$3,564
Accounts receivable	41
Inventories, net	435
Prepaid bandwidth charges, affiliate	274
Prepaid expenses and other assets	654
Convertible secured promissory note	225
Deferred income taxes, net	139

Total current assets	5,332

Investments, net	1,413
Property and equipment, net of accumulated depreciation and amortization of $395	675
Deposits, merchant processors	706
Other assets	92
Deferred income taxes, net	844

Total assets	$9,062

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$835
Accrued expenses and deferred revenue	1,092
Accrued commissions	1,166

Total current liabilities	3,093

Commitments and Contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-
Common Stock, $0.001 par value, 100,000,000 shares authorized, 23,942,616 shares issued and outstanding	24
Additional Paid In Capital	10,468
Other comprehensive loss	(211)
Accumulated deficit	(4,312)

Total stockholders’ equity	5,969
Total liabilities and stockholders’ equity	$9,062

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(In thousands, except share and per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$6,159	$5,865	$12,557	$9,122
Cost of revenues	905	1,186	1,870	1,877

Gross profit	5,254	4,679	10,687	7,245

Commission expenses	2,695	2,765	5,514	4,380
Other operating expenses	2,725	1,314	5,235	2,213

Operating income (loss)	(166)	600	(62)	652

Expenses related to exchange transaction	-	(635)	-	(635)
Other income (expense), net	57	(11)	127	(22)

Income (loss) before provision for income taxes	(109)	(46)	65	(5)

Provision (benefit) for income taxes	(62)	-	56	-

Net income (loss)	$(47)	$(46)	$9	$(5)

Net income (loss) per share:
Basic	$0.00	$0.00	$0.00	$0.00

Fully diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding:
Basic	23,777,305	20,276,938	23,639,876	20,097,187

Fully diluted	24,174,924	20,276,938	24,044,601	20,097,187

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
(In thousands, except share data, unaudited)

	Common	Common	Additional	Other Comprehensive	Accumulated
	Shares	Stock	Paid-In Capital	Loss	Deficit	Total
Balance, January 1, 2007	23,280,563	$23	$9,403	$(20)	$(4,321)	$5,085

Issuance of common stock	10,000	-	32	-	-	32

Exercise of warrants	572,193	1	1	-	-	2

Exercise of options	79,860	-	21	-	-	21

Fair value of vested options	-	-	265	-	-	265

Excess tax benefit related to stock options and warrants exercised	-	-	746	-	-	746

Fair value adjustment on investment, net of tax				(184)		(184)

Foreign currency translation adjustment	-	-	-	(7)	-	(7)

Net income for the six months ended June 30, 2007	-	-	-	-	9	9
Balance, June 30, 2007	23,942,616	$24	$10,468	$(211)	$(4,312)	$5,969

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income (loss)	$9	$(5)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	138	59
Equity based compensation expense	265	23
Deferred income taxes	32	-
Changes in assets and liabilities:
Accounts receivable	8	(357)
Inventory	(300)	(145)
Prepaid expenses and other assets	(619)	(553)
Accounts payable and accrued expenses	493	990
Due to affiliate	(187)	141

Net cash provided by (used in) operating activities	(161)	153

Investing activities:
Purchase of investments	(1,691)	-
Purchase of convertible secured promissory note	(225)	-
Purchases of property and equipment	(162)	(102)

Net cash used in investing activities	(2,078)	(102)

Financing activities:
Proceeds from issuance of common stock, net	55	625
Payments on note payable	-	(50)
Distributions to shareholders	-	(265)

Net cash provided by (used in) financing activities	55	310

Foreign currency translation	(6)	(4)

Change in cash and cash equivalents	(2,190)	357
Cash and cash equivalents, beginning of period	5,754	265

Cash and cash equivalents, end of period	$3,564	$622

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

Note 1.  The Company and Basis of Presentation

Company

DigitalFX International, Inc. (the “Company”), a Florida C corporation, is a holding company, and creator of digital communications and social networking solutions, as showcased on its social network http://www.helloWorld.com operated by our wholly-owned subsidiary, DigitalFX Networks, LLC.

The Company develops, hosts and markets proprietary communication and collaboration services, and social networking software applications, including video email, video instant messaging and live webcasting. The portal utilizes a commercial-free, subscription-based Application Service Provider (ASP) model.

The Company sells subscriptions to its portal through a unique multi-tiered affiliate program using non-related independent distributors, known as “Affiliates.” The Company also markets subscriptions directly to “Retail Customers” who purchase them for their personal use. In addition to offering portal subscriptions, the Company sells select products to these Affiliates through its U. S. subsidiary VMdirect, LLC and its wholly-owned U.K. and Ireland subsidiaries to assist them in building their businesses and in selling subscriptions to the portal.

The Company is developing an additional portal called First Stream through which subscriptions will be offered by certain qualified affiliates to small and medium sized businesses. These will be sold through DigitalFX Networks, LLC.

The Company also plans to offer its products to large enterprise companies with the ability to brand and customize all or part of the product offering through its wholly-owned subsidiary DigitalFX Solutions, LLC.

The consolidated financial statements include the accounts of the Company, VMdirect, L.L.C. (“VMdirect”) and its wholly-owned U.K. and Ireland subsidiaries, and the Company’s wholly-owned Nevada subsidiaries. Inter-company transactions and balances have been eliminated.

These interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006 and the cash flows for the three and six months ended June 30, 2007 and 2006. The Company’s audited financial statements as of and for the years ended December 31, 2006 and 2005 are included in its 10-KSB filing dated March 19, 2007.

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2007.

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
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

On August 1, 2006, the Company affected a 1 for 50 reverse stock split. The effect of this stock split has been retroactively reflected in the financial statements as if the stock split occurred at the beginning of the earliest period reported.

Note 2.  Accounting Policies

Use of Estimates and Assumptions

The condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Examples of significant estimates used in preparing the accompanying condensed financial statements include, but are not limited to: the fair value of investments in non-marketable securities; the carrying value of notes receivable; the carrying value of long-lived assets; useful lives of property and equipment; revenue recognition; and the valuation allowances for receivables, inventories and sales returns, and the value of stock options issued for the purpose of determining stock-based compensation. Actual results and outcomes may materially differ from management’s estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities of three months or less when acquired to be cash equivalents. The Company holds its cash in what it believes to be credit-worthy financial institutions.

At June 30, 2007, the Company had $706 of funds held by credit card merchant processors as reserves against any possible charge backs and returns on credit card transactions related to customer disputes that are not offset against the Company’s daily sales deposit activity. These amounts are reflected as Deposit, Merchant Processors on the Company’s balance sheet.

Investments

The Company accounts for its investments in equity securities under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in equity securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value considered to be other than temporary on available for sale securities are included in other, net.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

The fair values for marketable equity securities are based on quoted market prices. The carrying value for non-marketable equity securities investments in private companies is based on cost, which approximates fair value. In determining whether a decline in value of non-marketable equity securities investments in private companies is other than temporary, the assessment is made by considering available evidence including the general market conditions in the investee’s industry, the investee’s product development status, the investee’s ability to meet business milestones and the financial condition of the investee. When a decline is considered other than temporary, the Company recognizes an impairment loss in the current period’s operating results in the period of decline.

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

Monthly Subscriptions

The Company recognizes revenue from sales of a month’s subscription to retail customers and sales to affiliates for their recurring subscription to the internet-based suite of products in accordance with generally accepted accounting principals and based on the fair value of such suite of products. Fair value is determinable because the subscription fee is billed at a fixed rate based on the level of service selected. Funds collected in advance of the billing period are deferred. A monthly subscription is cancellable at any time. The Company records an allowance for subscription cancellations based on an analysis of historical data for the four months preceding the date of measurement. The accuracy of these estimates is dependent on the rate of future cancellations being consistent with the historical rate. Increases or decreases to the sales allowance are charged to revenue.

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

Shipping and Handling Fees

Shipping and handling fees are billed to customers and included in revenue. The related costs are included in cost of goods sold. Shipping and handling costs are charged to expense as incurred. Total shipping and handling costs of $124, $220, $110 and $184 are included in cost of goods sold for the three and six months ended June 30, 2007 and 2006, respectively.

Product Returns and Cancellations

Affiliate business packages and merchandise returned within the first 30 days of purchase are refunded at 90 percent of the sales price. Returned products that were damaged during shipment to the customer are replaced immediately at the Company’s expense.

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company adopted SFAS No. 123R, “Accounting for Stock-Based Compensation” effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereby the fair value of the stock compensation is based on the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instrument is complete.

Earnings (Loss) Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the Exchange transaction as if these shares had been outstanding as of the beginning of the earliest period presented. The 964,657 shares issued to the legal acquirer are included in the weighted average share calculation from June 15, 2006, the date of the exchange agreement.

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

The following is a reconciliation of the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2007.

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Income (Numerator) in )	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share:
Net income (loss)	$(47)	23,777,305	$0.00	$9	23,639,876	$0.00

Effect of Dilutive Securities:
Options and warrants	-	397,619	-	-	404,725
Diluted earnings per share	$(47)	24,174,924	$0.00	$9	24,044,601	$0.00

Options to purchase 276,500 shares of common stock at $7.75 per share and options to purchase 60,000 shares of common stock at $4.20 per share were outstanding during the three and six months ended June 30, 2007 but were not included in the computation of diluted earnings per share for these periods because the options’ exercise price was greater than the average market price of the common shares during this period, and their effect would be anti-dilutive.

Member Incentives

The Company’s commission structure is based on a multi-level affiliate program. Commissions are recorded for sales, including commissions based on bonus points assigned to products which are independent of the product’s price. Commissions totaled $2,695, $5,514, $2,765 and $4,380 for the three and six months ended June 30, 2007 and 2006, respectively, and are included in the accompanying consolidated statements of operations.

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). —an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is subject to U.S. federal income tax examinations by tax authorities for periods after June 16, 2006, the date at which the Company completed its reverse merger transaction. In addition, the Company files income tax returns in the United Kingdom and Ireland for the foreign subsidiaries located in these jurisdictions.  The Company is subject to tax examinations by tax authorities in these jurisdictions, however, as of June 30, 2007, there are no open foreign tax audits or inquiries relating to the Company's foreign subsidiaries.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

Foreign Currency Translation

The functional currency of our UK subsidiary is the pound sterling and the functional currency of our Ireland subsidiary is the euro. The foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at period end exchange rates; investment, revenue and expense accounts are translated at the average rates during the period in accordance with FASB 52. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of “Other comprehensive income” in the accompanying balance sheet.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” established rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s foreign currency translation adjustments and investments in available for sale securities to be reported as a separate component (comprehensive loss) of stockholders’ equity.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Income (loss)	$(47)	$(46)	$$9	$(5)
Foreign Currency Translation	(5)	(2)	(7)	(4)
Unrealized loss on investment	(184)	-	(184)	-
Comprehensive Loss	$(236)	$(48)	$(182)	$(9)

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
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

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

The following table presents revenue by product category for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
Revenue:	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Affiliate business packages	$1,121	$2,531	$2,609	$4,043
Upgrades to business packages	296	325	684	555
Subscription fees for access plans and administrative tools	4,636	2,612	9,025	3,972
Merchandise and Shipping fees	106	247	239	402
Other revenue	-	150	-	150
Total Revenue	$6,159	$5,865	$12,557	$9,122

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

The breakdown of revenues generated by geographic region for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
United States, Canada & Mexico	90%	87%	90%	85%
United Kingdom	3%	3%	3%	5%
Australia	6%	9%	6%	9%
New Zealand	1%	1%	1%	1%
	100%	100%	100%	100%

Assets and liabilities located in countries outside the United States were not material at June 30, 2007.

The breakdown of revenues generated by customer type for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Affiliates	92%	95%	91%	95%
Retail customers	8%	5%	9%	5%
	100%	100%	100%	100%

Note 4.  Convertible Secured Promissory Note

On June 8, 2007, the Company entered into a Subscription, Loan and Rights Agreement (the “SaySwap Agreement”) with SaySwap, Inc. (“SaySwap”) pursuant to which the Company agreed to purchase a Senior Secured Convertible Promissory Note (the “SaySwap Note”) issued by SaySwap in the principal amount of $225, and a warrant (the “SaySwap Warrant”) to purchase 26.1 shares of SaySwap’s common stock.

The SaySwap Note accrues interest at a rate of 8% per annum and has a maturity date of April 24, 2009 , provided, however, that if SaySwap consummates a qualified financing (as defined in the SaySwap Note), SaySwap is required to repay the outstanding principal amount and all accrued interest on the SaySwap Note within 10 days of the consummation of such qualified financing. The Company may also declare the outstanding principal and accrued interest due and payable in the event of a default under the SaySwap Note. The SaySwap Note is convertible, at the Company’s option, into shares of SaySwap’s common stock, at any time prior to 30 days before the maturity date or three days before the consummation of a qualified financing. As security for SaySwap’s obligations under the SaySwap Note, SaySwap also granted to the Company a first priority security interest in all of SaySwap’s assets.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

The SaySwap Warrant entitles the Company to purchase 26.1 shares of SaySwap’s common stock at a per share price of $3,831.42. The SaySwap Warrant expires on May 31, 2010.

Pursuant to the terms of the SaySwap Agreement, the Company is entitled to demand that SaySwap register the shares of SaySwap’s common stock issuable upon conversion of the SaySwap Note or exercise of the SaySwap Warrant (the “Underlying SaySwap Shares”) at such time that SaySwap files a registration statement with the Securities and Exchange Commission.

Note 5.  Investments

Investments consist of the following at June 30, 2007:

	Cost	Unrealized Loss	Net
Fusion Telecommunications Int’l Inc.	$700	$(278)	$422
CJ Vision Enterprises, Inc	816	-	816
Transparensee Systems, Inc.	175	-	175
	$1,691	$(278)	$1,413

Fusion Telecommunications Int’l Inc.

On May 11, 2007, the Company entered into a Subscription and Rights Agreement with Fusion Telecommunications International, Inc. (“Fusion”) pursuant to which it purchased, for aggregate consideration of $700, 7 units consisting of an aggregate of 700 shares of Fusion’s Series A-2 Cumulative Convertible Preferred Stock (“Series A-2 Preferred Shares”) and warrants to purchase 421,687 shares of Fusion’s common stock. The 700 Series A-2 Preferred Shares are convertible into an aggregate of 843,374 shares of Fusion’s common stock. The warrants have a term of 7.5 years and are exercisable at the per share price of $0.83. Fusion has agreed to register the shares of Fusion’s common stock underlying the Series A-2 Preferred Shares and the warrants.

On May 23, 2007, the Company entered into a Private Label Purchase Agreement (“Private Label Agreement”) with Fusion pursuant to which Fusion will, in collaboration with the Company, develop customized software solely for the Company to facilitate the integration of Fusion’s advanced unified messaging and digital telephone service into the Company’s web 2.0 offerings for enterprises and individuals, and will provide certain additional services as set forth in the Private Label Agreement. The Private Label Agreement has an initial term of 5 years and automatically renews for two-year terms thereafter unless terminated by either party pursuant to three months written notice prior to the expiration of the applicable term. The Company has agreed that customers acquired by the Company will be activated on Fusion’s network and will remain on Fusion’s network during the term of the Private Label Agreement. The Company is also required to pay for services prior to initial delivery and to maintain a pre-payment balance. The parties have agreed to pay for the resources they contribute to the development of the customized software.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

Simultaneously with the execution of the Private Label Agreement, Fusion entered into a Software Escrow Agreement pursuant to which Fusion deposited with the escrow agent all technical information that would be required to permit the Company to continue to exercise its rights in the event Fusion ceases to operate its business, Fusion enters bankruptcy or insolvency proceedings, or Fusion materially breaches the Private Label Agreement, and a letter of direction authorizing Fusion’s underlying supplier to enter into an agreement with the Company to provide the services directly to the Company under the same circumstances.

Upon the occurrence of an event of default, either the Company or Fusion is entitled to terminate the Private Label Agreement and to exercise all available remedies. Upon the Company’s default, Fusion is also entitled to suspend the provision of services and to declare all outstanding amounts due and payable. Upon Fusion’s default, the Company is also entitled to obtain release of the materials held in the escrow account.

At June 30, 2007, the fair value of the Company’s common share equivalents in Fusion was $422. As the decline in the fair value of the Company’s investment is considered temporary, the Company recorded an unrealized loss on its investment of $278 ($184, net of tax), as a component of accumulated other comprehensive loss in the accompanying statement of stockholders’ equity.

CJ Vision Enterprises, Inc.

On June 1, 2007, the Company subscribed to purchase 72 shares of the Series A Redeemable Convertible Preferred Stock of C J Vision Enterprises, Inc. (“CJVE”), and deposited with CJVE the aggregate purchase price of $216. CJVE’s Series A Redeemable Convertible Preferred Stock will be convertible on a one-for-one basis into shares of CJVE’s common stock, will accrue dividends at a rate of 8% per annum, payable in kind, will be mandatorily redeemable on the fifth anniversary of the date of issuance, and will have a liquidation preference of $3,000 per share plus accrued and unpaid dividends which will be senior to the liquidation preference for CJVE’s common stock. On June 15, 2007, the Company purchased from CVJE 20 shares of the common stock of CJVE for aggregate consideration of $600. The Company and CVJE are currently negotiating definitive agreements which will document the terms and conditions of the Company’s investment in CJVE.

At June 30, 2007, the Company’s investment in CJVE is carried at cost of $816, which approximates its fair value.

Transparensee Systems, Inc.

On June 8, 2007, the Company also entered into a Software License and Services Agreement (the “Transparensee License Agreement”) with Transparensee Systems, Inc. (“Transparensee”), pursuant to which the Company acquired a non-exclusive license to use Transparensee’s proprietary search engine software and to resell the products derived from such software pursuant to the provisions of a separate reseller agreement, and agreed to obtain certain integration services from Transparensee. The Company is required to pay fees for the license and integration services as set forth in the Transparensee License Agreement. The Transparensee License Agreement has a term of two years from the date on which the Company’s system is activated with Transparensee’s software running on it, and is automatically renewed for additional two-year terms unless the Company provides notice to Transparensee of its intention to terminate the Transparensee License Agreement at least 30 days prior to the expiration of any term.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

On June 8, 2007, the Company also entered into a Reseller Agreement with Transparensee pursuant to which the Company was appointed as an authorized, non-exclusive reseller of the licensed software and related documentation. The Company was also granted a non-exclusive license to use, install and operate the licensed software for the purposes of testing and evaluation, training of the Company’s personnel and affiliates, and demonstrating and promoting the licensed software to potential end-users. The Company shall receive a percentage of the gross revenue received from product orders. The term of the Reseller Agreement is the same as the term of the Transparensee License Agreement.

Concurrently with its entry into the Transparensee License Agreement and Reseller Agreement, the Company also purchased a Convertible Promissory Note (the “Transparensee Note”) issued by Transparensee in the principal amount of $175. The Transparensee Note may not be prepaid, accrues interest at a rate of 4.85% per annum and has a maturity date of the earlier of May 14, 2008 or when, upon or after the occurrence of an event of default under the Transparensee Note, such amounts are declared due and payable by the Company or made automatically due and payable in accordance with the terms of the Transparensee Note. Provided that Transparensee obtains the requisite approvals for the creation and designation of a new series to be designated Series A Preferred Stock, the Transparensee Note is automatically convertible, on the maturity date, into shares of Transparensee’s Series A Preferred Stock at a per share price of $2.075, or upon the consent of the requisite shareholders of Transparensee. In addition, upon the consummation of a change in control of Transparensee, the Transparensee Note automatically converts into shares of Transparensee’s common stock at a per share price of $2.075. In the event that the Transparensee Note is automatically converted into shares of Transparensee’s Series A Preferred Stock or common stock, the Company has agreed to enter into a lock-up agreement for a period of 180 days in connection with Transparensee’s intended initial public offering.

The Transparensee Note is also convertible, at the Company’s option, into shares of Transparensee’s common stock, at a per share price of $2.075, and the Company has agreed to enter into a lock-up agreement for a period of 180 days in connection with such optional conversion upon Transparensee’s intended initial public offering.

Transparensee agreed to indemnify the Company, up to a maximum of $75 pro rated over the initial term of the License Agreement, from infringement claims with respect to the licensed software and losses arising in connection therewith. The Company agreed to indemnify Transparensee in connection with claims with respect to any modifications made by the Company to the licensed software, and losses in connection therewith.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

Note 6.  Property and Equipment

Property and equipment at June 30, 2007 consists of the following:

Furniture and fixtures	$47
Computers and equipment	375
Purchased software	648
1,070
Less: accumulated depreciation and amortization	(395)
$675

All property and equipment above is depreciated over a three year life. Depreciation and amortization expense for the three and six months ended June 30, 2007 and 2006 was $71, $138, $32 and $59, respectively.

Note 7.  Equity Transactions

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

Note 8.  Stock Options and Warrants

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

For the three and six months ended June 30, 2007 and 2006, the value of options and warrants vesting during the period was $105, $265, $12 and $23, respectively, and has been reflected as compensation cost. As of June 30, 2007, the Company has unvested options with an intrinsic value of $160 and future compensation expense totaling $1,153 which will be reflected as compensation cost in future periods as the options vest over the next 48 months.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

As of June 30, 2007, 1,158,042 options to purchase shares of common stock were outstanding under the 2006 Stock Incentive Plan.

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

As of June 30, 2007, there were warrants outstanding to purchase 440,499 shares of common stock.

Valuation Assumptions

The fair value of options and warrants were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended June 30, 2007 and 2006:

Dividend yield	-0-
Risk-free interest rate	4.50% - 4.64%
Expected volatility	42.00% - 50.00%
Expected life of options	4- 6 years

Note 9.  Related Parties

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

Note 10.  Income Taxes

The Company’s provision for income taxes at December 31, 2006 was based on income for the period from June 16, 2006 to December 31, 2006. The Company’s income tax provision was computed based on the federal statutory rate, as adjusted for permanent items.  No tax provision was recorded for the six months ended June 30, 2006 because the income tax obligations for this period were passed through to the members of VMdirect.  Deferred taxes were recorded as the result of a change in the Company's tax status based on temporary differences existing at June 16, 2006.

The provision for income taxes consists of the following for the three and six months ended June 30, 2007:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Current tax provision- federal	$(48)	$23
- foreign	-	-
Deferred tax provision - federal	(14)	33

- foreign	-	-
Income tax provision	$(62)	$56

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the three and six months ended June 30, 2007:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Income before income tax provision	$(109)	$65

Expected tax (federal statutory rate 34%)	(37)	22
Permanent differences	(25)	34

Income tax provision	$(62)	$56

The Company did not record any valuation allowance against deferred tax assets at June 30, 2007. Management has determined, based on the Company’s history and expectations for the future, that operating income of the Company will more likely than not be sufficient to fully recognize these deferred tax assets. In the six months ended June 30, 2007, the Company recorded a tax benefit of $746 for stock options tax benefits in excess of recorded compensation deduction as an addition to paid-in capital.

The Company did not record a provision for income taxes for the six months ended June 30, 2006 because federal income tax obligations for this period were passed through to the members of VMdirect. The pro forma net income taxes and pro forma net income below reflect the effect as if the Company had been taxed in accordance with Subchapter C of the Internal Revenue Code (a “C” Corporation) for the three and six months ended June 30, 2006.

Income taxes:	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
As reported	$-	$-
Pro forma	$(16)	$(2)

Net loss
As reported	$(46)	$(5)
Pro forma	$(30)	$(3)
Net loss per share	$0.00	$0.00

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

Note 11. Commitments and Contingencies

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

A petition to consolidate these cases was filed on September 20, 2005 and is currently pending before the courts. On May 5, 2006, the Company’s legal counsel representing the Company in this matter filed a motion to dismiss the defendant’s amended counterclaim, which motion was denied on June 21, 2006. The Company’s legal counsel representing the Company in this matter subsequently filed an answer to the defendant’s amended counterclaim on July 18, 2006, denying all liability. While the Company’s management believes there exists no basis for the former employee’s claims and intends to pursue VMdirect’s claims, and defend the former employee’s claims, vigorously, the parties have agreed to mediation of the dispute or, in the alternative, to attend a judge settlement conference. In the event the Company’s management’s assessment of the case is incorrect, or the former employee actually obtains a favorable judgment for the claimed damages, the Company believes that the economic impact on the Company would be insignificant and would not materially affect the Company’s operations.

On February 7, 2007, VMdirect and DigitalFX Solutions, LLC, a Nevada limited liability company and one of our wholly-owned subsidiaries (“DigitalFX Solutions”), jointly filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles against a former affiliate of VMdirect alleging a number of complaints including unfair business practice, misappropriation of trade secrets, slander, intentional interference with contractual relationship, intentional interference with prospective economic advantage and breach of contract, and seeking compensatory and punitive damages in amounts to be proved at trial, injunctive relief and attorneys’ fees and costs. The defendant became an affiliate of VMdirect in May 2006 and agreed to adhere to VMdirect’s Code of Ethics for affiliates. Upon signing up as an affiliate, defendant represented that he was capable of bringing a substantial number of new affiliates to VMdirect, and in reliance on this representation, VMdirect agreed to provide certain privileges to defendant including posting of training materials on VMdirect’s website. VMdirect also agreed to work with defendant to develop training materials. Although VMdirect paid for all of the costs of developing the materials and its personnel actively participated in the development of such materials, defendant demanded aggregate compensation of $300,000 for creating the training and motivational materials after they were completed. After VMdirect did not pay this fee to defendant, defendant requested that VMdirect stop using the materials, began disparaging VMdirect and its officers, and engaged in cross-recruiting affiliates from other VMdirect networks, a practice prohibited by VMdirect’s Code of Ethics for its affiliates. VMdirect then terminated defendant’s distribution network and believes that defendant continues to use VMdirect’s proprietary trade secrets to recruit affiliates to join other network marketing companies that compete with VMdirect.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

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

On March 6, 2007, legal counsel for the same former affiliate filed a Notice of Removal of Action with the United States District Court of the Central District of California seeking to remove the case from the Superior Court of California to the United States District Court. Our legal counsel filed a motion to remand the case back to the Superior Court of California which motion was granted. In the event our management’s assessment of the case is incorrect, or the former affiliate actually obtains a favorable judgment for the claimed damages, we believe that such a judgment could have a significant impact on our results of operations.

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
Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

On January 1, 2007 the Company entered into a lease for lodging space in New York City for a term of nine months, ending September 30, 2007 at a monthly rental of $10.

On July 1, 2007 the Company entered into a lease for office space in Westlake Village, CA for a term of three years, ending June 30, 2010 at a monthly rental of $3.

Rent expense for the three and six months ended June 30, 2007 and 2006 was $91, $176, $20 and $24, respectively.

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

Business Overview

We are a digital communications and social networking company that, directly and through a multi-tiered affiliate program, offers a suite of proprietary digital communication tools, including video email, video instant messaging, live webcasting, podcasting, blogging, and digital vault storage. Our social networking website, www.helloWorld.com, operated by our wholly-owned subsidiary DigitalFX Networks, LLC, a Nevada limited liability company, targets users from ages 18 to 65. The site features a full suite of digital communication tools, and affiliates and retail customers pay a monthly subscription fee to use the tools and participate in the social network. Additionally, our website, www.vmdirect.com, operated by our wholly-owned subsidiary VMdirect, offers affiliates the tools necessary to effectively market and distribute our digital communication tools.

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

Revenue Update through June 2007

Both our customer and sales growth targets for 2007 have not materialized in the first six months of the year. The following points outline the assumptions used when developing our revenue plan, the issues that have arisen since that time and corrective actions taken to date.

•	We expected our helloworld and VMdirect customer base to increase approximately 50% from December 31, 2006 to June 30, 2007. It actually grew by 17%.

•	We projected an increase in the percentage of new affiliates enrolling at high-end packages. The actual results for the six months ended June 30, 2007 were a 14% decrease.

•
We anticipated recording revenue for the delivery of product to small and medium sized businesses through DigitalFX Networks, LLC’s First Stream portal in April 2007. This did not occur in the second quarter.

We attribute these shortfalls to the following significant factors:

•
In November 2006, we released the 5.0 version of our product called The Studio that included expanded functionality and features. The testing we conducted did not reveal various technical difficulties that remained with the product. In addition, the 5.0 version rolled out in November 2006 did not contain all of the enhancements that our affiliates were expecting due to development delays. The result was a product with lower than expected functionality and operating difficulties.

•
In the fourth quarter 2006, we included a new video camera in our business starter kits that produced images of lower quality that we would have liked and displayed images sporadically in certain instances. While we worked closely with our vendor to rectify these issues they were unable to resolve these difficulties. This resulted in reduced use of our video related products.

•
Based on our experience with the 5.0 product, early in the second quarter management decided to postpone the introduction of First Stream in order to offer a more-robust product that was designed to improve the deliverability of video emails from the customers’ own domains.

As a result of these issues, our affiliate network has not marketed our products and the business opportunity as widely as projected in our plan.

We have taken the following actions in response to, and to ameliorate, these issues:

•	We have focused our technical resources on correcting these product problems over the past eight months. We are scheduled to finalize a substantial amount of the fixes and enhancements by August 31.

•
We have recently replaced the camera with a high-end, branded video camera. We expect this new video camera to be well accepted by our customers and to eliminate any barrier this caused in our subscriber growth.

•	Product will be delivered to First Stream customers in the third quarter

The efforts of our experienced multi-tiered marketing consultant for international operations who has lived and worked extensively in Europe and Asia have proven to be successful. Affiliate enrollment in the United Kingdom in the quarter ended June 30, 2007 was more than double that of the previous quarter.

We have established a formal process to manage the infrastructure and translations necessary to enroll subscribers in two additional European countries by the end of the year. We are excited about the opening of Germany in September and Spain during the fourth quarter.

Additionally, we continue to look for strategic, accretive acquisition opportunities to add to our growth. We are evaluating prospects that are synergistic and seek investments in businesses or technologies that offer complementary products or services that enhance our business model.

Results of Operations

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

Revenues increased $294,000 or 5% to $6,159,000 in the quarter ended June 30, 2007 from $5,865,000 for the corresponding period in 2006.

Recurring revenue from all customers for monthly subscriptions to our Studio suite of products increased $1,981,000 or 79% in the corresponding period from $2,517,000 to $4,498,000. This increase was due to a 78% increase in our customer base from 16,724 at June 30, 2006 to 29,836 at June 30, 2007.

Offsetting this growth, revenue from affiliate enrollment packages decreased $1,395,000 from $2,900,000 to $1,505,000. This decrease was due to the mix of packages selected and to the fact that we had 10% fewer enrollers in the corresponding quarters. May and June 2006 were our strongest enrollment months due primarily to impacts of the sales conference held in May. Momentum that built after this May event, and into our October 2006 “Feel the Power” conference, stalled from December 2006 through June 2007 due to the technical issues with the 5.0 version of our Studio suite of products discussed earlier. The other reason for the volume decline in enrollment revenue is the fact that the average recorded revenue on packages purchased decreased from $540 to $310 in the corresponding quarters. We have four business packages available to affiliates for purchase ranging in price from approximately $79 to $1,999. Enrollments changed from 28% at the higher levels to 14% for the quarter ended June 30, 2007. This appears to indicate that affiliates are initially committing less investment until they are able to devote sufficient time to the business opportunity.

Year-on-year, however, our active affiliate base increased 53% from approximately 9,800 members at June 30, 2006 to over 15,000 at June 30, 2007.

Additionally, revenue from merchandise sales, freight out and event registration decreased $290,000 from $397,000 to $107,000 in the corresponding quarters. In the second quarter of 2007, we did not repeat the sales conference held in May 2006. Also, freight out revenue is directly dependent on the number and level of business packages purchased.

Gross Profit increased $575,000 to $5,254,000 in the quarter ended June 30, 2007 from $4,679,000 for the corresponding period in 2006. Gross profit as a percentage of net sales was 85% for the quarter ended June 30, 2007 and 80% for the corresponding period in 2006. This was due to cost reductions on purchased items. Additionally, we held a sales conference in May 2006 that produced break-even results. This event did not take place in 2007. The result was to lower the reported margin for the six months ended June 30, 2006 by 3 percentage points.

Commissions and bonuses paid to affiliates decreased $70,000 or -3% to $2,695,000 in the quarter ended June 30, 2007 from $2,765,000 in the corresponding period in 2006. As a percentage of net sales, commission expenses were 44% for the quarter ended June 30, 2007 and 47% in the corresponding quarter in 2006. This decrease is related to the shift to lower enrollment levels for business packages as discussed above.

Operating Expenses include Product Development, Marketing, Customer and Technical Support, General and Administrative, and non-cash costs related to the vesting of stock option and warrant grants. Total Operating Expenses increased $1,411,000 or 108% to $2,725,000 in the quarter ended June 30, 2007 from $1,314,000 for the corresponding period in 2006. As a percentage of net sales, operating expenses increased from 22% in the quarter ended June 30, 2006 to 44% in the corresponding period in 2007. The increased spending was associated with start up costs for future sales of our products into: 1) small and medium-sized businesses through DigitalFX Networks, LLC ($180,000), 2) major enterprises through DigitalFX Solutions, LLC ($130,000), and 3) additional European countries ($54,000). Additionally, we incurred incremental costs of being a public company ($219,000), technical/customer support expansion and software systems ($186,000), other staffing additions and salary changes ($325,000), increased merchant fees directly related to sales volume ($82,000) and options expense ($93,000).

Operating Income (Loss) declined by $766,000 from $600,000 in the quarter ended June 30, 2006 to a loss of $166,000 in the corresponding period in 2007. This reduction was due primarily to revenue loss on the lower level of enrollment packages selected by new affiliates and on our spending for additional staffing, infrastructure and for start-up costs for future revenue channels.

Other income (expense), net was $58,000 in the quarter ended June 30, 2007 as compared to ($644,000) in the corresponding quarter in 2006. Other income (expense), net for the quarter ended June 30, 2007 included $57,000 of interest income. Other income (expense) in the quarter ended June 30, 2006 included $635,000 of expenses related to the exchange transaction in June 2006.

Provision (benefit) for income taxes was ($62,000) for the three months ended June 30, 2007 as compared to $nil for the corresponding period in 2006. Federal income tax obligations for the period through and including June 15, 2006 were passed through to the previous members of VMdirect, and the Company recorded no provision for such taxes for those periods.

Net Income (Loss) decreased $1,000 from ($46,000) in the quarter ended June 30, 2006 to ($47,000) in the corresponding period in 2007 as a result of the combination of factors discussed above.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Revenues increased $3,435,000 or 38% to $12,557,000 in the six months ended June 30, 2007 from $9,122,000 for the corresponding period in 2006. Recurring revenue from all customers for monthly subscriptions to our Studio suite of products increased $5, 053,000 or 127% in the corresponding period from $3,973,000 to $9,025,000. This increase was due to a 78% increase in our customer base from 16,724 at June 30, 2006 to 29,836 at June 30, 2007.

Revenue from affiliate enrollments decreased $1,434,000 during this period from $4,043,000 to $2,609,000. While 1,400 additional affiliates signed up during the six months ended June 30, 2007 versus the corresponding period in 2006 increasing revenue by $457,000, the average price of all enrollments decreased from $520 to $327, reducing net business package revenue by $1,891,000. This reduction was partially offset by an increase in upgrade revenue from lower to higher levels that increased $129,000 from $555,000 for the six months ended June 30, 2006 to $684,000 in the corresponding period in 2007. Our business model anticipated that increasingly more affiliates would sign up for the higher end packages.

Additionally, revenue from merchandise sales, freight out and event registration decreased $315,000 from $552,000 to $237,000 in the corresponding period. As discussed above, in the second quarter 2007, we did not repeat the sales conference held in May 2006. Also, freight out revenue is directly dependent on the level of business packages purchased.

Gross Profit increased $3,442,000 to $10,687,000 in the six months ended June 30, 2007 from $7,245,000 for the corresponding period in 2006. Gross profit as a percentage of net sales was 85% for the six months ended June 30, 2007 and 79% for the corresponding period in 2006. This was due primarily to cost reductions on purchased items. Additionally, we held a sales conference in May 2006 that produced break-even results. This event did not take place in 2007. The result was to lower the reported margin for the three months ended June 30, 2006 by 2 percentage points.

Commissions and bonuses paid to affiliates increased $1,134,000 or 26% to $5,514,000 in the six months ended June 30, 2007 from $4,380,000 in the corresponding period in 2006. This increase is primarily related to sales volume growth. As a percentage of net sales, commission expenses were 44% for the six months ended June 30, 2007 and 48% in the corresponding period in 2006. This is due to the fact that certain commissions are paid based on the level that new affiliates enter the program. As previously noted, more affiliates signed up at lower levels during the six months ended June 30, 2007 versus the corresponding period in 2006.

Operating Expenses include Product Development, Marketing, Customer and Technical Support, General and Administrative, and non-cash costs related to the vesting of stock option and warrant grants. Total Operating Expenses increased $3,022,000 or 137% to $5,235,000 in the six months ended June 30, 2007 from $2,213,000 for the corresponding period in 2006. As a percentage of net sales, operating expenses increased from 24% in the six months ended June 30, 2006 to 42% in the corresponding period in 2007. The increased spending was associated with start up costs for future sales of our products into small and medium-sized businesses through DigitalFX Networks, LLC ($280,000), into major enterprises through DigitalFX Solutions, LLC ($180,000), into additional European countries ($210,000), `incremental costs of being a public company ($419,000), technical/customer support expansion and software systems ($389,000), other staffing additions and salary changes ($685,000), increased merchant fees directly related to sales volume ($233,000), expanded marketing and training programs ($175,000) and options expense ($241,000).

Operating Income (Loss) declined by $714,000 from $652,000 in the six months ended June 30, 2006 to an operating loss of ($62,000) in the corresponding period in 2007. This reduction over the corresponding period in 2006 was the result of the increase in revenue, reduction in commissions and higher gross profit.

Other income (expense), net was $127,000 in the six months ended June 30, 2007 as compared to ($22,000) in the corresponding period in 2006. Other income (expense), net for the six months ended June 30, 2007 included $124,000 of interest income.

Provision for income taxes was $56,000 for the six months ended June 30, 2007 as compared to $0 for the corresponding period in 2006. Federal income tax obligations for the period through and including June 15, 2006 were passed through to the previous members of VMdirect, and the Company recorded no provision for such taxes for those periods.

Net Income increased $14,000 from a net loss of $5,000 in the six months ended June 30, 2006 to net income of $9,000 in the corresponding period in 2007 as a result of the combination of factors discussed above.

Liquidity and Capital Resources

Our cash requirements are principally for working capital and strategic investments. During the quarter ended June 30, 2007 we made investments of $1,691,000 for strategic relationships. Historically, we funded our working capital needs through the sale of equity interests and through additional capital contributions by our former members.

For the six months ended June 30, 2007, cash used by operating activities was $161,000 and consisted of net income of $9,000, increased by non-cash items of $435,000 and decreased by $605,000 due to changes in other operating assets and liabilities. The latter consisted of increases in prepaid expenses and inventory of $919,000, net of increases in accounts payable and accrued expenses of $306,000 and a decrease in accounts receivable of $8,000.

For the six months ended June 30, 2006, cash provided by operating activities was $153,000 and consisted of net loss of $5,000, increased by non-cash items of $82,000 and decreased by $75,000 due to changes in other operating assets and liabilities. The latter consisted of increases in accounts payable and accrued expenses of $1,131,000, offset by increases in accounts receivable of $357,000, inventory of $145,000, and other assets of $553,000.

Investing Activities during the six months ended June 30, 2007 of $2,078,000 and 2006 of $102,000 were the result of loans and investments in strategic partners of $1,691,000 and software license purchases of $162,000 in 2007 and the result of capital expenditures for video equipment and software licenses in 2006.

Financing Activities during the six months ended June 30, 2007 and 2006 consisted of proceeds from the issuance of common stock ($52,000 in 2007 and $625,000 in 2006), proceeds from the exercise of warrants ($3,000 in 2007), payment on note payable ($50,000 in 2006) and distributions to shareholders ($225,000 in 2006).

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

We expect that we will have adequate working capital to continue to grow our operations and develop our products, international markets and business plan as anticipated. While there is currently no definitive plan of debt or equity financing, there is no assurance that external financing will be available if needed in the future, or if available, that it would be available on terms acceptable to us.

Our business benefits from low capital expenditure requirements. Our capital expenditures in 2007 have primarily been for the completion of our business software implementations. Purchases for the rest of the year will include business software for international operations and additional computer equipment.

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

Backlog

Backlog is only relevant to our affiliate business packages and merchandise sales, as all subscription services are delivered upon enrollment or at monthly renewal. We do not believe that backlog is a meaningful indicator of future business prospects due to the short period of time from affiliate business package and merchandise order to product shipment. Most products are shipped one to two days from the date ordered and monthly transactions are cancelable with no notice, therefore, backlog information is not material to an understanding of our business.

Geographic Information

The breakdown of revenues generated by geographic region for the six months ended June 30, 2007 and 2006 is as follows:

	June 30, 2007	June 30, 2006
United States, Canada & Mexico	90%	85%
United Kingdom	3%	5%
Australia	6%	9%
New Zealand	1%	1%
	100%	100%

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

Investments

The Company accounts for its investments in equity securities under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in equity securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value considered to be other than temporary on available for sale securities are included in other, net.

The fair values for marketable equity securities are based on quoted market prices. The carrying value for non-marketable equity securities investments in private companies is based on cost, which approximates fair value. In determining whether a decline in value of non-marketable equity securities investments in private companies is other than temporary, the assessment is made by considering available evidence including the general market conditions in the investee’s industry, the investee’s product development status, the investee’s ability to meet business milestones and the financial condition of the investee. When a decline is considered other than temporary, the Company recognizes an impairment loss in the current period’s operating results in the period of decline.

Stock-Based Compensation

We periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We adopted SFAS No. 123R, “Accounting for Stock-Based Compensation” effective January 1, 2006, and are using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. We account for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereby the fair value of the stock compensation is based on the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instrument is complete.

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

Qualitative and Quantitative Disclosures About Market Risk

We currently have limited financial market risks from changes in foreign currency exchange rates or changes in interest rates and do not use derivative financial instruments. For the six months ended June 30, 2007, 3% of total revenue is denominated in British pounds, 6% in Australian dollars and 1% in New Zealand dollars. In the future, we expect to enter into transactions in additional currencies. An adverse change in exchange rates would result in a decline in income before taxes, assuming that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or foreign currency sales price as competitors’ products become more or less attractive.

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

While we previously achieved an operating profit, we have a history of operating losses and there can be no assurance that we can achieve, maintain or increase profitability.

While we previously achieved operating profits, we did not achieve an operating profit for the six months ended June 30, 2007, and we have a history of operating losses. Given the competitive and evolving nature of the industry in which we operate, the technical difficulties we recently experienced with version 5.0 of the Studio product, and potential technical difficulties we may encounter in the future, we may not be able to achieve, sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

We may not be able to effectively manage our growth.

Our strategy envisions growing our business. To date, our growth has been derived primarily from the growth of our multi-tiered affiliate base and we intend to continue to employ this growth strategy. To manage anticipated growth, we plan to expand our technology to handle increasing volume on our websites and to expand our administrative and marketing organizations to accommodate larger numbers of our affiliates. We must also effectively manage our relationships with the increasing number of retail customers/users of our products. We will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. We cannot assure you that we will be able to:

•	sufficiently and timely improve our technology to handle increasing volume on our websites;

•	expand our administrative and marketing systems effectively, efficiently or in a timely manner to accommodate increasing numbers of our affiliates; or

•	allocate our human resources optimally.

Our inability or failure to manage our growth and expansion effectively could result in strained affiliate and customer relationships based on dissatisfaction with our service to these groups, our failure to meet demand for our products and/or increased expenses to us to resolve these issues, and a consequent significant decrease in the number of our affiliates and end users. Any significant decrease in our affiliate base or the number of retail customers, or the election of new affiliates to sign on for lower level packages would result in a decrease in revenues.

If we continue to experience technological difficulties with our products our affiliate base could shrink, customer growth could decrease and our business could suffer.

In November 2006, we released the 5.0 version of our product called The Studio that included expanded functionality and features. The testing we conducted did not reveal various technical difficulties that remained with the product. In addition, the 5.0 version rolled out in November 2006 did not contain all of the enhancements that our affiliates were expecting due to development delays. The result was a product with lower than expected functionality and operating difficulties. As a result of these issues, our affiliate network has not marketed our products and the business opportunity as widely as projected in our plan. While we have taken steps to ameliorate these difficulties, to the extent that we continue to encounter technical difficulties with the 5.0 version of The Studio, or to the extent that enhancements to the products we release or new products have technical difficulties, the reputation of our products could suffer, our affiliate base could shrink and our ability to generate new customers, and consequently revenue, would be negatively impacted. Our ability to grow our business would also be negatively impacted.

Ninety-one percent of our revenues for the six months ended June 30, 2007 have been derived from sales of our products and services to our multi-tier affiliates, and our future success depends on our ability to continue the growth of our affiliate base, as well as to expand our retail subscriptions and initiate advertising revenue.

To date, our growth has been derived primarily from the growth of our multi-tiered affiliate base. Rather than using traditional advertising and sales methods, we chose to create a multi-tiered affiliate program to develop new customers. Affiliates earn retail commissions on a monthly residual basis by acquiring new customers for us. Affiliates earn additional commissions from the sales activities of affiliates who they personally enroll. These rewards are extended for up to eight generations of affiliates, meaning that an affiliate earns a commission on the sales of the affiliates they have personally enrolled as well as on the sales of second-, third-, and fourth-generation affiliates, potentially eight levels deep. Our affiliate compensation plan is structured on a 3x8 matrix, meaning affiliates can each enroll three affiliates underneath themselves before they begin to build their next organizational level. The layers of three continue down a total of eight levels.

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

We currently conduct activities in Australia, Canada, Ireland, Mexico, New Zealand and the United Kingdom. We have not been affected in the past by any of the potential political, legal or regulatory risks identified above. While we do not consider these risks to be material in the foreign countries in which we currently operate, they may be material in other countries where we may expand our business.

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

Bid and ask prices for shares of our common stock are quoted on the OTC Bulletin Board under the symbol “DFXN.” Although prices for our shares of common stock are quoted on the OTC Bulletin Board, there is limited trading of our common stock and our common stock is not broadly followed by securities analysts. The average daily volume of our common stock as reported on the OTC Bulletin Board for the three-month period ended June 30, 2007 was approximately 44,500 shares. Consequently, shareholders may find it difficult to sell shares of our common stock.

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

Our officers, directors and principal shareholders, controlling approximately 75% of our outstanding common stock, can exert significant influence over us and may make decisions that are not in the best interests of all shareholders.

Our officers, directors and principal shareholders (greater than 5% shareholders) collectively control approximately 75% of our outstanding common stock. As a result, these shareholders will be able to affect the outcome of, or exert significant influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

As of June 30, 2007, the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

A petition to consolidate these cases was filed on September 20, 2005 and is currently pending before the courts. On May 5, 2006, the Company’s legal counsel representing the Company in this matter filed a motion to dismiss the defendant’s amended counterclaim, which motion was denied on June 21, 2006. The Company’s legal counsel representing the Company in this matter subsequently filed an answer to the defendant’s amended counterclaim on July 18, 2006, denying all liability. While the Company’s management believes there exists no basis for the former employee’s claims and intends to pursue VMdirect’s claims, and defend the former employee’s claims, vigorously, the parties have agreed to mediation of the dispute or, in the alternative, to attend a judge settlement conference. In the event the Company’s management’s assessment of the case is incorrect, or the former employee actually obtains a favorable judgment for the claimed damages, the Company believes that the economic impact on the Company would be insignificant and would not materially affect the Company’s operations.

On February 7, 2007, VMdirect and DigitalFX Solutions, LLC, a Nevada limited liability company and one of our wholly-owned subsidiaries (“DigitalFX Solutions”), jointly filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles against a former affiliate of VMdirect alleging a number of complaints including unfair business practice, misappropriation of trade secrets, slander, intentional interference with contractual relationship, intentional interference with prospective economic advantage and breach of contract, and seeking compensatory and punitive damages in amounts to be proved at trial, injunctive relief and attorneys’ fees and costs. The defendant became an affiliate of VMdirect in May 2006 and agreed to adhere to VMdirect’s Code of Ethics for affiliates. Upon signing up as an affiliate, defendant represented that he was capable of bringing a substantial number of new affiliates to VMdirect, and in reliance on this representation, VMdirect agreed to provide certain privileges to defendant including posting of training materials on VMdirect’s website. VMdirect also agreed to work with defendant to develop training materials. Although VMdirect paid for all of the costs of developing the materials and its personnel actively participated in the development of such materials, defendant demanded aggregate compensation of $300,000 for creating the training and motivational materials after they were completed. After VMdirect did not pay this fee to defendant, defendant requested that VMdirect stop using the materials, began disparaging VMdirect and its officers, and engaged in cross-recruiting affiliates from other VMdirect networks, a practice prohibited by VMdirect’s Code of Ethics for its affiliates. VMdirect then terminated defendant’s distribution network and believes that defendant continues to use VMdirect’s proprietary trade secrets to recruit affiliates to join other network marketing companies that compete with VMdirect.

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

On March 6, 2007, legal counsel for the same former affiliate filed a Notice of Removal of Action with the United States District Court of the Central District of California seeking to remove the case from the Superior Court of California to the United States District Court. Our legal counsel filed a motion to remand the case back to the Superior Court of California which motion was granted. In the event our management’s assessment of the case is incorrect, or the former affiliate actually obtains a favorable judgment for the claimed damages, we believe that such a judgment could have a significant impact on our results of operations.

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

On April 2, 2007, certain holders of outstanding stock options with an exercise price of $0.26 per share exercised portions of such stock options to purchase an aggregate of 61,011 shares of our common stock through the payment in cash of approximately $16,231.

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

On June 6, 2007, a holder of outstanding stock options with an exercise price of $0.26 per share exercised portions of such stock options to purchase an aggregate of 5,000 shares of our common stock through the payment in cash of approximately $1,309.

On June 11, 2007, a holder of outstanding stock options with an exercise price of $0.26 per share exercised portions of such stock options to purchase an aggregate of 5,000 shares of our common stock through the payment in cash of approximately $1,309.

On June 14, 2007, Michael Mathias exercised (on a cashless basis) a previously issued warrant for 243,121 shares of our common stock with an exercise price of $0.26 per share. Accordingly, the aggregate exercise price of approximately $63,635 was paid through the surrender and cancellation of 14,654 shares with a fair market value on the date of exercise of $3.33 per share, which resulted in the issuance of 228,467 shares of our common stock.

On June 22, 2007, Gary Freeman, a consultant, exercised (on a cashless basis) a previously issued warrant for 10,186 shares of our common stock with an exercise price of $0.26 per share. Accordingly, the aggregate exercise price of approximately $2,666 was paid through the surrender and cancellation of 686 shares with a fair market value on the date of exercise of $3.90 per share, which resulted in the issuance of 9,500 shares of our common stock.
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

DIGITALFX INTERNATIONAL, INC.

Date: August 14, 2007	By:	/s/ Lorne Walker
Lorne Walker
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title
3.2	Amended Bylaws Effective June 29, 2007.

10.1	Form of Subscription and Rights Agreement between DigitalFX International, Inc. and Fusion Telecommunications International, Inc.

10.2	Private Label Purchase Agreement dated May 23, 2007, between DigitalFX International, Inc. and Fusion Telecommunications International, Inc.*

10.3	Subscription, Loan and Rights Agreement dated June 8, 2007, between DigitalFX International, Inc. and SaySwap, Inc.

10.4	Promissory Note dated June 8, 2007, issued by SaySwap, Inc. in favor of DigitalFX International, Inc.

10.5	Software License and Services Agreement dated June 8, 2007, between DigitalFX International, Inc. and Transparensee Systems, Inc.*

10.6	Reseller Agreement dated June 8, 2007, between DigitalFX International, Inc. and Transparensee Systems, Inc.*

10.7	Promissory Note dated June 8, 2007, issued by Transparensee Systems, Inc. in favor of DigitalFX International, Inc.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment requested.