Form 10QSB
period 2007-09-30
DigitalFX International Inc
filed 2007-11-14
CIK 1095691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2007

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
As of November 12, 2007, 24,165,575 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (Check One):	YES ☐ NO ☒

PART I.

DigitalFX International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet
September 30, 2007
(In thousands, except share data, unaudited)

Assets

Current assets:
Cash and cash equivalents	$2,274
Accounts receivable	97
Inventories, net	932
Prepaid bandwidth charges, affiliate	322
Prepaid expenses and other assets	826
Convertible secured promissory note	225
Deferred income taxes, net	111

Total current assets	4,787

Investments, net	1,489
Property and equipment, net of accumulated depreciation and amortization of $482	722
Deposits, merchant processors	712
Other assets	22
Deferred income taxes, net	1,411

Total assets	$9,143

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$734
Accrued expenses	903
Deferred revenue	297
Accrued commissions	1,627

Total current liabilities	3,561

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,139,703 shares issued and outstanding	24
Additional paid in capital	10,980
Other comprehensive loss	(130)
Accumulated deficit	(5,292)

Total stockholders’ equity	5,582
Total liabilities and stockholders’ equity	$9,143

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(In thousands, except share and per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues	$5,425	$7,109	$17,987	$16,232
Cost of revenues	910	1,497	2,782	3,272

Gross profit	4,515	5,612	15,205	12,960

Commission expenses	2,365	3,188	7,880	7,582
Other operating expenses	3,539	2,030	8,780	4,328

Operating income (loss)	(1,389)	394	(1,455)	1,050

Expenses related to exchange transaction	-	-	-	(635)
Other income (expense), net	71	(55)	203	(46)

Income (loss) before provision for income taxes	(1,318)	339	(1,252)	369

Provision (benefit) for income taxes	(337)	139	(281)	168

Net income (loss)	$(981)	$200	$(971)	$201

Net income (loss) per share:
Basic	$(.04)	$.01	$(.04)	$.01

Fully diluted	$(.04)	$.01	$(.04)	$.01

Weighted average shares outstanding:
Basic	24,112,324	22,094,617	23,797,358	20,597,256

Fully diluted	24,112,324	24,831,236	23,797,358	23,141,961

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
(In thousands, except share data, unaudited)

	Common	Common	Additional	Other Comprehensive	Accumulated
	Shares	Stock	Paid-In Capital	Loss	Deficit	Total

Balance, January 1, 2007	23,280,563	$23	$9,403	$(20)	$(4,321)	$5,085

Issuance of common stock for services	10,000	-	185	-	-	185

Exercise of warrants	700,529	1	-	-	-	1

Exercise of options	148,611	-	36	-	-	36

Fair value of vested options	-	-	394	-	-	394

Excess tax benefit related to stock options and warrants exercised	-	-	962	-	-	962

Fair value adjustment on investment, net of tax	-	-	-	(109)	-	(109)

Foreign currency translation adjustment	-	-	-	(1)	-	(1)

Net loss for the nine months ended September 30, 2007	-	-	-	-	(971)	(971)

Balance, September 30, 2007	24,139,703	$24	$10,980	$(130)	$(5,292)	$5,582

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income (loss)	$(971)	$201
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	225	97
Equity based compensation expense	394	184
Deferred income taxes	(291)	(91)
Common stock issued for services	185	-
Changes in assets and liabilities:
Accounts receivable	(48)	(185)
Inventory	(797)	(26)
Prepaid expenses and other assets	(774)	(683)
Accounts payable and accrued expenses	958	1,681
Due to affiliate	(187)	203

Net cash provided by (used in) operating activities	(1,306)	1,381

Investing activities:
Purchase of investments	(1,691)	-
Purchase of convertible secured promissory note	(225)	-
Purchases of property and equipment	(297)	(167)

Net cash used in investing activities	(2,213)	(167)

Financing activities:
Proceeds from issuance of common stock, net	38	625
Payments on note payable	-	(50)
Distributions to shareholders	-	(265)

Net cash provided by (used in) financing activities	38	310

Foreign currency translation	1	(10)

Change in cash and cash equivalents	(3,480)	1,514
Cash and cash equivalents, beginning of period	5,754	265

Cash and cash equivalents, end of period	$2,274	$1,779

Supplemental Cash Flow Information:
Cash paid for income taxes	$116	$-
Cash paid for interest	$-	$11
Non-Cash Investing and Financing Activities:
Tax benefit related to stock options and warrants exercised	$962	$-
Reclassification of deposits to fixed assets	$373	$-
Tax effect of loss on investment	$93	$-

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

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

The Company has developed an additional portal called First Stream through which subscriptions are offered by certain qualified affiliates to small and medium sized businesses. These are sold through DigitalFX Networks, LLC.

The condensed consolidated financial statements include the accounts of the Company, VMdirect, L.L.C. (“VMdirect”) and its wholly-owned U.K. and Ireland subsidiaries, and the Company’s wholly-owned Nevada subsidiaries. Inter-company transactions and balances have been eliminated.

These interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006 and the cash flows for the nine months ended September 30, 2007 and 2006. The Company’s audited financial statements as of and for the years ended December 31, 2006 and 2005 are included in its 10-KSB filing dated March 19, 2007.

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2007.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

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

At September 30, 2007, the Company had $712 of funds held by credit card merchant processors as reserves against any possible charge backs and returns on credit card transactions related to customer disputes that are not offset against the Company’s daily sales deposit activity. These amounts are reflected as Deposit, Merchant Processors on the Company’s balance sheet.

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
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

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

Affiliate Business Packages

The Company recognizes revenue from the sales of the cameras and selling aids within the business package, including shipping revenue, in accordance with SAB No. 104, when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time the product is shipped to customers when title and risk of loss have transferred. Sales of the above products, ranging in price from $79 to $1,999 (pricing not in thousands), entail no post-customer support or delivery of any other items. Allowances for estimated subsequent customer returns are provided when revenues are recorded. Costs incurred for the shipping and handling of its products are recorded as cost of sales.

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

Monthly Subscriptions

The Company recognizes revenue from sales of a month’s subscription to retail customers and sales to affiliates for their recurring subscription to the internet-based suite of products in accordance with generally accepted accounting principals and based on the fair value of such suite of products. Fair value is determinable because the subscription fee is billed at a fixed rate based on the level of service selected. Funds collected in advance of the billing period are deferred. A monthly subscription is cancellable at any time. The Company records an allowance for potential chargebacks on subscription fees based on an analysis of historical data for the four months preceding the date of measurement. The accuracy of these estimates is dependent on the rate of future chargebacks being consistent with the historical rate. Increases or decreases to the sales allowance are charged to revenue.

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

Shipping and Handling Fees

Shipping and handling fees are billed to customers and included in revenue. The related costs are included in cost of goods sold. Shipping and handling costs are charged to expense as incurred. Total shipping and handling costs of $104, $329, $97 and $251 are included in cost of goods sold for the three and nine months ended September 30, 2007 and 2006, respectively.

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

Monthly subscription services are provided immediately upon enrollment and continue until cancelled. The recurring subscription can be cancelled at any time in writing. An allowance is recorded for potential subscription chargebacks based on an analysis of historical data for the four months preceding the date of measurement.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

Potentially dilutive securities were included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2006, but were not included in the calculation of loss for the three and nine months ended September 30, 2007 because the Company incurred a loss during such periods and thus their effect would be anti-dilutive, and basic and diluted loss per share are the same.

The following is a reconciliation of the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2006.

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share:
Net income	$200	22,094,617	$0.01	$201	20,597,256	$0.01

Effect of Dilutive Securities:
Options and warrants	-	2,736,619	-	-	2,544,705	-
Diluted earnings per share	$200	24,831,236	$0.01	$201	23,141,961	$0.01

Options to purchase 276,500 shares of common stock at $7.75 per share were outstanding during the three and nine months ended September 30, 2006 but were not included in the computation of diluted earnings per share for these periods because the options’ exercise price was greater than the average market price of the common shares during these periods, and their effect would be anti-dilutive.

Member Incentives

The Company’s commission structure is based on a multi-level affiliate program. Commissions are recorded for sales, including commissions based on bonus points assigned to products which are independent of the product’s price. Commissions totaled $2,365, $7,880, $3,188 and $7,582 for the three and nine months ended September 30, 2007 and 2006, respectively, and are included in the accompanying consolidated statements of operations.

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
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

The Company accounts for income taxes and related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). —an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction. The Company is subject to U.S. federal income tax examinations by tax authorities for periods after June 16, 2006, the date at which the Company completed its reverse merger transaction. In addition, the Company files income tax returns in the United Kingdom and Ireland for the foreign subsidiaries located in these jurisdictions. The Company is subject to tax examinations by tax authorities in these jurisdictions, however, as of September 30, 2007, there are no open foreign tax audits or inquiries relating to the Company’s foreign subsidiaries.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

Foreign Currency Translation

The functional currency of our UK subsidiary is the pound sterling and the functional currency of our Ireland subsidiary is the euro. The foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at period end exchange rates; investment, revenue and expense accounts are translated at the average rates during the period in accordance with SFAS No. 52, Foreign Currency Translation The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of “Other comprehensive income” in the accompanying balance sheet.

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

The components of comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007		2006

Net Income (loss)	$(981)	$200	$	$(971)	$201
Foreign Currency Translation	1	(10)		(1)	(10)
Unrealized gain (loss) on investment, (net of taxes of $93)	76	-		(109)	-
Comprehensive Income (Loss)	$(904)	$190		$(1,081)	$191

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
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

DigitalFX International’s chief operating decision-maker is considered to be the chief executive officer (CEO). Based on the financial information reviewed by the CEO, the Company has determined that it operates in a single operating segment, specifically, digital web-based communications services.

The following table presents revenue by product category for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
Revenue:	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Affiliate business packages	$876	$2,360	$3,852	$6,630
Upgrades to business packages	184	632	868	1,187
Subscription fees for access plans and administrative tools	4,267	3,272	12,931	7,017
Merchandise and Shipping fees	98	337	336	737
Other revenue	-	508	-	661
Total Revenue	$5,425	$7,109	$17,987	$16,232

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

The breakdown of revenues generated by geographic region for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

United States, Canada & Mexico	93%	90%	92%	88%
United Kingdom/Europe	2%	3%	2%	3%
Australia	4%	6%	5%	8%
New Zealand	1%	1%	1%	1%
	100%	100%	100%	100%

Assets and liabilities located in countries outside the United States were not material at September 30, 2007.

The breakdown of revenues generated by customer type for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Affiliates	89%	95%	91%	95%
Retail customers	11%	5%	9%	5%
	100%	100%	100%	100%

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

The SaySwap Warrant entitles the Company to purchase 26.1 shares of SaySwap’s common stock at a per share price of $3,831. The SaySwap Warrant expires on May 31, 2010.

Pursuant to the terms of the SaySwap Agreement, the Company is entitled to demand that SaySwap register the shares of SaySwap’s common stock issuable upon conversion of the SaySwap Note or exercise of the SaySwap Warrant (the “Underlying SaySwap Shares”) at such time that SaySwap files a registration statement with the Securities and Exchange Commission.

Note 5.  Investments

Investments consist of the following at September 30, 2007:

	Cost	Unrealized Loss	Net
Fusion Telecommunications Int’l Inc.	$700	$(202)	$498
CJ Vision Enterprises, Inc	816	-	816
Transparensee Systems, Inc.	175	-	175
	$1,691	$(202)	$1,489

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
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

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

At September 30, 2007, the fair value of the Company’s common share equivalents in Fusion was $498. As the decline in the fair value of the Company’s investment is considered temporary, the Company recorded an unrealized loss on its investment of $202 ($109, net of tax), as a component of accumulated other comprehensive loss in the accompanying statement of stockholders’ equity.

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

At September 30, 2007, the Company’s investment in CJVE is carried at cost of $816, which approximates its fair value.

Transparensee Systems, Inc.

On June 8, 2007, the Company purchased a Convertible Promissory Note (the “Transparensee Note”) issued by Transparensee in the principal amount of $175. The Transparensee Note may not be prepaid, accrues interest at a rate of 4.85% per annum and has a maturity date of the earlier of May 14, 2008 or when, upon or after the occurrence of an event of default under the Transparensee Note, such amounts are declared due and payable by the Company or made automatically due and payable in accordance with the terms of the Transparensee Note. Provided that Transparensee obtains the requisite approvals for the creation and designation of a new series to be designated Series A Preferred Stock, the Transparensee Note is automatically convertible, on the maturity date, into shares of Transparensee’s Series A Preferred Stock at a per share price of $2.075, or upon the consent of the requisite shareholders of Transparensee. In addition, upon the consummation of a change in control of Transparensee, the Transparensee Note automatically converts into shares of Transparensee’s common stock at a per share price of $2.075. In the event that the Transparensee Note is automatically converted into shares of Transparensee’s Series A Preferred Stock or common stock, the Company has agreed to enter into a lock-up agreement for a period of 180 days in connection with Transparensee’s intended initial public offering.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

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

Concurrent with the purchase of the Promissory Note, the Company also entered into a Software License and Services Agreement (the “Transparensee License Agreement”) with Transparensee Systems, Inc. (“Transparensee”), pursuant to which the Company acquired a non-exclusive license to use Transparensee’s proprietary search engine software and to resell the products derived from such software pursuant to the provisions of a separate reseller agreement, and agreed to obtain certain integration services from Transparensee. The Company is required to pay fees for the license and integration services as set forth in the Transparensee License Agreement. The Transparensee License Agreement has a term of two years from the date on which the Company’s system is activated with Transparensee’s software running on it, and is automatically renewed for additional two-year terms unless the Company provides notice to Transparensee of its intention to terminate the Transparensee License Agreement at least 30 days prior to the expiration of any term.

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

Note 6.  Property and Equipment

Property and equipment at September 30, 2007 consists of the following:

Furniture and fixtures	$47
Computers and equipment	441
Purchased software	716
1,204
Less: accumulated depreciation and amortization	(482)
$722

All property and equipment above is depreciated over a three year life. Depreciation and amortization expense for the three and nine months ended September 30, 2007 and 2006 was $87, $225, $37 and $97, respectively.

Note 7.  Equity Transactions

On February 22, 2007, the Company issued 10,000 shares of its common stock valued at $32 ($3.20 per share) to a consultant for services provided.

On November 6, 2007, the Company entered into an agreement with Richard J. Milham, Jr. and Blue Trident Enterprises, LLC pursuant to which the Company granted 50,000 shares of its common stock valued at $154 ($3.08 per share) in exchange for services provided. The effective date of this agreement was September 30, 2007.

As the 50,000 shares of the Company's stock have been granted but not issued as of September 30, 2007, these shares are excluded from the Company’s calculation of outstanding shares of common stock for this period.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

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

For the three and nine months ended September 30, 2007 and 2006, the value of options and warrants vesting during the period was $129, $394, $161 and $184, respectively, and has been reflected as compensation cost. As of September 30, 2007, the Company has unvested options with an intrinsic value of $625 and future compensation expense totaling $ 1,560 which will be reflected as compensation cost in future periods as the options vest over the next 48 months.

As of September 30, 2007, 823,000 options to purchase shares of common stock were outstanding under the 2006 Stock Incentive Plan. As of September 30, 2007, 586,791 options to purchase shares of common stock granted outside of the 2006 Stock Incentive Plan were outstanding.

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

As of September 30, 2007, there were warrants outstanding to purchase 303,257 shares of common stock at $0.262 per share.

Valuation Assumptions

The fair value of options and warrants were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2007 and 2006:

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
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

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

In connection with the services discussed above, the Company incurred expenses of $586, $1,631, $496 and $895 during the three and nine months ended September 30, 2007 and 2006, respectively. Prepaid bandwidth charges of $322 as of September 30, 2007 represents hosting, maintenance and support services paid in advance to RazorStream. These amounts will be amortized as the services are utilized.

Note 10.  Income Taxes

The Company’s provision for income taxes at December 31, 2006 was based on income for the period from June 16, 2006 to December 31, 2006. The Company’s income tax provision was computed based on the federal statutory rate, as adjusted for permanent items. No tax provision was recorded for the nine months ended September 30, 2006 because the income tax obligations for this period were passed through to the members of VMdirect. Deferred taxes were recorded as the result of a change in the Company’s tax status based on temporary differences existing at June 16, 2006. The provision (benefit) for income taxes consists of the following for the three and nine months ended September 30, 2007:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

Current tax provision - federal	$202	$970
- foreign	-	-
Deferred tax provision- federal	(520)	(1,232)
- foreign	(19)	(19)
Income tax provision (benefit)	$(337)	$(281)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the three and nine months ended September 30, 2007:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Income before income tax provision	$(1,318)	$(1,253)

Expected tax (federal statutory rate 34%)	(448)	(426)
Permanent differences	111	145

Income tax provision (benefit)	$(337)	$(281)

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

The Company did not record any valuation allowance against deferred tax assets at September 30, 2007. Management has determined, based on the Company’s history and expectations for the future, that operating income of the Company will more likely than not be sufficient to fully recognize these deferred tax assets. In the nine months ended September 30, 2007, the Company recorded a tax benefit of $962 for stock options tax benefits in excess of recorded compensation deduction as an addition to paid-in capital.

The Company did not record a provision for income taxes for the nine months ended September 30, 2006 because federal income tax obligations for this period were passed through to the members of VMdirect. The pro forma net income taxes and pro forma net income below reflect the effect as if the Company had been taxed in accordance with Subchapter C of the Internal Revenue Code (a “C” Corporation) for the three and nine months ended September 30, 2006.

Income taxes:	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
As reported	$139	$168
Pro forma	$139	$380

Net income
As reported	$200	$201
Pro forma	$200	$(11)
Net income per share	$0.00	$0.00

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

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

On October 5, 2007, the Company reached a settlement with this former employee in which the Company agreed to pay this former employee the sum of $37,500 by November 5, 2007. This settlement has been accrued in the accompanying financial statements for the period ending September 30, 2007.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

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

On August 31, 2007, the former affiliate applied on an ex parte basis for a temporary restraining order ("TRO") to have VMdirect remove from its website the training materials featuring the former affiliate and to have VMdirect and DigitalFX Solutions stop using those training materials altogether. The application for TRO was denied. However, the judge did set for hearing on September 20, 2007 the issue of whether a preliminary injunction should issue against VMdirect on this same matter. At the hearing on September 20, 2007, the former affiliate raised the issue that neither VMdirect nor DigitalFX Solutions are qualified to do business in California. Hearing on this new issue was continued until November 1, 2007. At the hearing on November 1, 2007, the court took under submission the issue of whether VMdirect and DigitalFX Solutions may defend themselves against a preliminary injunction that arises from a cross-complaint even if they are not qualified to do business in California. The court has not yet ruled on this issue. Also, DigitalFX Solutions is in the process of becoming qualified to do business in California so that it may proceed with its action against the former affiliate. Management believes there exists no basis for the former affiliate's claims and intends to defend this matter vigorously.

In the event our management’s assessment of the case is incorrect, the economic impact on us would be insignificant and would not materially affect our operations.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

Operating Leases

The Company leased two adjacent facilities under non-cancelable operating leases that expired on January 31, 2007. In February 2007, the Company consolidated these leases into one and renewed for twelve months at a monthly rental of $17.

On January 1, 2007 the Company entered into a lease for lodging space in New York City for a term of nine months, ending September 30, 2007 at a monthly rental of $10. In August 2007, the lease was renegotiated. The new term is for one year commencing September 1, 2007 through August 31, 2008 at a monthly rental of $6. On July 1, 2007 the Company entered into a lease for office space in Westlake Village, CA for a term of three years, ending June 30, 2010 at a monthly rental of $3.

Rent expense for the three and nine months ended September 30, 2007 and 2006 was $99, $275, $23 and $67, respectively.

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

Results of Operations

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

Revenues decreased $1,684,000 or 24% to $5,425,000 in the quarter ended September 30, 2007 from $7,109,000 for the corresponding period in 2006.

Recurring revenue from all customers for monthly subscriptions to our Studio suite of products increased $995,000 or 30% in the corresponding period from $3,272,000 to $4,267,000. This increase was due to a 34% increase in our customer base from 22,715 at September 30, 2006 to 30,375 at September 30, 2007.

Offsetting this growth, revenue from affiliate enrollment packages decreased $1,484,000 from $2,360,000 to $876,000. This decrease was due to the mix of packages selected and to the fact that we had 26% fewer enrollers in the corresponding quarters. August and September 2006 were strong enrollment months due primarily to momentum that was building into our October 2006 “Feel the Power” conference. This momentum stalled from December 2006 through September 2007 due to the technical issues with the 5.0 version of our Studio suite of products discussed earlier. The other reason for the volume decline in enrollment revenue is the fact that the average recorded revenue on packages purchased decreased from $447 to $241 in the corresponding quarters. We have four business packages available to affiliates for purchase ranging in price from approximately $79 to $1,999. Enrollments changed from 23% at the higher levels to 9% for the quarter ended September 30, 2007. This appears to indicate that affiliates are initially committing less investment until they are able to devote sufficient time to the business opportunity.

Year-on-year, however, our active affiliate base increased 12% from approximately 12,800 members at September 30, 2006 to over 15,000 at September 30, 2007.

Additionally, revenue from merchandise sales, freight out and event registration decreased $747,000 from $845,000 to $98,000 in the corresponding quarters. The majority of this relates to the timing of our annual sales conference. In 2007, this event occurred in early November while in 2006, the Company held two sales conferences, one in May and one in September.

Gross profit decreased $1,097,000 to $4,515,000 in the quarter ended September 30, 2007 from $5,612,000 for the corresponding period in 2006. Gross profit as a percentage of net sales was 83% for the quarter ended September 30, 2007 and 79% for the corresponding period in 2006. Gross profit for the quarter ended September 30, 2006 contained results of our sales conference event which produced break-even results. As noted above, our 2007 sales conference occurred in early November. The result of this timing difference was a lower reported margin for the three months ended September 30, 2006 by 4 percentage points.

Commissions and bonuses paid to affiliates decreased $823,000 or 26% to $2,365,000 in the quarter ended September 30, 2007 from $3,188,000 in the corresponding period in 2006. As a percentage of net sales, commission expenses were 44% for the quarter ended September 30, 2007 and 45% in the corresponding quarter in 2006. This decrease is related to the shift to lower enrollment levels for business packages as discussed above.

Operating expenses include Product Development, Marketing, Customer and Technical Support, General and Administrative, and non-cash costs related to the vesting of stock option and warrant grants. Total Operating Expenses increased $1,509,000 or 75% to $3,539,000 in the quarter ended September 30, 2007 from $2,030,000 for the corresponding period in 2006. As a percentage of net sales, operating expenses increased from 29% in the quarter ended September 30, 2006 to 65% in the corresponding period in 2007. The increased spending was associated with start up costs for sales of our products to: 1) small and medium-sized businesses through DigitalFX Networks, LLC ($150,000), 2) major enterprises through DigitalFX Solutions, LLC ($130,000), and 3) European expansion ($412,000). Additionally, we incurred incremental costs of being a public company ($120,000), technical/customer support expansion and software systems ($175,000), marketing and training programs ($175,000), other staffing additions and salary changes ($255,000) and other expenses.

Operating income (loss) declined by $1,783,000 from $394,000 in the quarter ended September 30, 2006 to a loss of $1,389,000 in the corresponding period in 2007. This reduction was due primarily to revenue loss on the mix of affiliate enrollment packages and increased operating expenses as described above.

Other income (expense), net was $71,000 in the quarter ended September 30, 2007 as compared to ($55,000) in the corresponding quarter in 2006. This change primarily relates to an increase in interest income from $14,000 for the quarter ended September 30, 2006 to $71,000 for the quarter ended September 30, 2007.

Provision (benefit) for income taxes was ($337,000) for the three months ended September 30, 2007 as compared to $139,000 for the corresponding period in 2006. Federal income tax obligations for the period through and including June 15, 2006 were passed through to the previous members of VMdirect, and the Company recorded no provision for such taxes for those periods.

Net income (loss) decreased $1,181,000 from $200,000 in the quarter ended September 30, 2006 to ($981,000) in the corresponding period in 2007 as a result of the combination of factors discussed above.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006
Revenues increased $1,755,000 or 11% to $17,987,000 in the nine months ended September 30, 2007 from $16,232,000 for the corresponding period in 2006. Recurring revenue from all customers with monthly subscriptions to our Studio suite of products increased $5,914,000 or 84% in the corresponding period from $7,017,000 to $12,931,000. The increase in recurring revenue directly relates to a 34% increase in our customer base from 22,715 at September 30, 2006 to 30,375 at September 30, 2007.

Revenue from affiliate enrollments decreased $2,278,000 during this period from $6,630,000 to $3,852,000. While the number of affiliates that signed up during the nine months ended September 30, 2007 versus the corresponding period in 2006 was up slightly, this was partially offset because the average price of all enrollments decreased from $498 to $286 reducing net business package revenue by $2,780,000 and upgrade revenue decreased $320,000 from $1,187,000 for the nine months ended September 30, 2006 to $868,000 in the corresponding period in 2007.

Additionally, revenue from merchandise sales, freight out and event registration decreased $1,062,000 from $1,398,000 to $336,000 in the corresponding period. The majority of this relates to the timing of our annual sales conference. As discussed above, the 2007 event occurred in early November while in 2006, the Company held two sales conferences, one in May and one in September.

Gross profit increased $2,245,000 to $15,205,000 in the nine months ended September 30, 2007 from $12,960,000 for the corresponding period in 2006. Gross profit as a percentage of net sales was 85% for the nine months ended September 30, 2007 and 80% for the corresponding period in 2006. This was primarily due to the timing of our sales conference events as discussed above and cost reductions on inventory items. Because the 2006 sales conference events produced break-even results, our reported margin for the nine months ended September 30, 2006 was lower by 3 percentage points. Our sales conference for 2007 was held in early November.

Commissions and bonuses paid to affiliates increased $298,000 or 4% to $7,880,000 in the nine months ended September 30, 2007 from $7,582,000 in the corresponding period in 2006. This increase is primarily related to sales volume growth. As a percentage of net sales, commission expenses were 44% for the nine months ended September 30, 2007 and 47% in the corresponding period in 2006. This primarily relates to our commission structure, which pays certain bonuses and commissions based on the level that new affiliates enter the program. As previously noted, more affiliates signed up at lower levels during the nine months ended September 30, 2007 versus the corresponding period in 2006.

Operating expenses include Product Development, Marketing, Customer and Technical Support, General and Administrative, and non-cash costs related to the vesting of stock option and warrant grants. Total Operating Expenses increased $4,452,000 or 103% to $8,780,000 in the nine months ended September 30, 2007 from $4,328,000 for the corresponding period in 2006. As a percentage of net sales, operating expenses increased from 27% in the nine months ended September 30, 2006 to 49% in the corresponding period in 2007. The increased spending was associated with start up costs for future sales of our products to small and medium-sized businesses through DigitalFX Networks, LLC ($430,000), to major enterprises through DigitalFX Solutions, LLC ($310,000), and to additional European countries ($817,000). Other items include: the incremental costs of being a public company ($412,000), technical/customer support expansion and software systems ($564,000), other staffing additions and salary changes ($802,000), increased merchant fees directly related to sales volume ($209,000), expanded marketing and training programs ($415,000) and employee stock option expense ($209,000).

Operating income (loss) declined by $2,505,000 from $1,050,000 in the nine months ended September 30, 2006 to an operating loss of ($1,455,000) in the corresponding period in 2007. This reduction over the corresponding period in 2006 was the result of the increases in operating expenses, net of an increase in sales and gross profit improvement as described above.

Other income (expense), net was $203,000 in the nine months ended September 30, 2007 as compared to ($681,000) in the corresponding period in 2006. This decrease primarily relates to expenses of $635,000 related to the 2006 exchange transaction which are included in other income (expense) for the nine months ended September 30, 2006. In addition, other income (expense), net for the nine months ended September 30, 2007 included $195,000 of interest income as compared to $23,000 for the nine months ended September 30, 2006.

Provision (benefit) for income taxes was ($281,000) for the nine months ended September 30, 2007 as compared to $168,000 for the corresponding period in 2006. Federal income tax obligations for the period through and including June 15, 2006 were passed through to the previous members of VMdirect, and the Company recorded no provision for such taxes for those periods.

Net income (loss) decreased $1,172,000 from $201,000 in the nine months ended September 30, 2006 to a net loss of $(971,000) in the corresponding period in 2007 as a result of the combination of factors discussed above.

Liquidity and Capital Resources

Our cash requirements are principally for working capital and strategic investments. Historically, we funded our working capital needs through the sale of equity interests and through additional capital contributions by our former members.

For the nine months ended September 30, 2007, cash used by operating activities was $1,306,000 and consisted of net loss of $971,000, increased by non-cash items of $513,000 and decreased by $848,000 due to changes in other operating assets and liabilities. The latter consisted of increases in accounts receivable of $48,000, prepaid expenses of $774,000, and inventory of $797,000, net of increases in accounts payable and accrued expenses of $771,000.

For the nine months ended September 30, 2006, cash provided by operating activities was $1,381,000 and consisted of net income of $201,000, increased by non-cash items of $190,000 and increased by $990,000 due to changes in other operating assets and liabilities. The latter consisted of increases in accounts receivable of $185,000, inventory of $26,000, and other assets of $683,000, offset by increases in accounts payable and accrued expenses of $1,884,000.

Investing activities during the nine months ended September 30, 2007 and 2006 totaled $2,213,000 and $167,000, respectively. In 2007, this included loans and investments in strategic partners of $1,916,000 and software license purchases and capital expenditures of $297,000. In 2006, this included capital expenditures for video equipment and software licenses.

Financing activities during the nine months ended September 30, 2007 and 2006 consisted of proceeds from the issuance of common stock ($34,000 in 2007 and $625,000 in 2006), proceeds from the exercise of warrants ($4,000 in 2007), payments on note payable ($50,000 in 2006) and distributions to shareholders ($265,000 in 2006).

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

Geographic Information

The breakdown of revenues generated by geographic region for the nine months ended September 30, 2007 and 2006 is as follows:

	September 30, 2007	September 30, 2006

United States, Canada & Mexico	92%	88%
United Kingdom	2%	3%
Australia	5%	8%
New Zealand	1%	1%
	100%	100%

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

A monthly subscription is cancellable at any time. The relevant subscription fee is fully refundable if such cancellation is made in writing in accordance with the Company’s policies but only for the current month. The Company provides a reserve for potential chargebacks on cancellations.

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

If cancelled within the first 30 days after enrollment, 90% of the fee is refunded, pro-rated for the number of days not used during the month. If a subscription is cancelled after the first month of service, a full refund is issued for the month if the cancellation is received in writing within 48 hours of the renewal billing. No refund is issued if a subscription is cancelled more than 48 hours after the renewal billing for the month. We record an allowance for potential subscription chargebacks based on an analysis of historical data for the four months preceding the date of measurement. We apply a percentage to subscription revenue that is subject to chargebacks within the first 30 days of enrollment or 48 hours of renewal. The accuracy of these estimates is dependent on the rate of future cancellations being consistent with the historical rate. Increases or decreases to the sales allowance are charged to revenue.

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

Qualitative and Quantitative Disclosures About Market Risk

We currently have limited financial market risks from changes in foreign currency exchange rates or changes in interest rates and do not use derivative financial instruments. For the nine months ended September 30, 2007, 3% of total revenue is denominated in British pounds, 8% in Australian dollars and 1% in New Zealand dollars. In the future, we expect to enter into transactions in additional currencies. An adverse change in exchange rates would result in a decline in income before taxes, assuming that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or foreign currency sales price as competitors’ products become more or less attractive.

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

While we previously achieved operating profits, we did not achieve an operating profit for the nine months ended September 30, 2007, and we have a history of operating losses. Given the competitive and evolving nature of the industry in which we operate, the technical difficulties we recently experienced with version 5.0 of the Studio product, and potential technical difficulties we may encounter in the future, we may not be able to achieve, sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

In November 2006, we released the 5.0 version of our product called The Studio that included expanded functionality and features. The testing we conducted did not reveal various technical difficulties that remained with the product. In addition, the 5.0 version rolled out in November 2006 did not contain all of the enhancements that our affiliates were expecting due to development delays. The result was a product with lower than expected functionality and operating difficulties. As a result of these issues, our affiliate network has not marketed our products and the business opportunity as widely as projected in our plan. While we have taken steps to ameliorate these difficulties, to the extent that enhancements to the products we release or new products have technical difficulties, the reputation of our products could suffer, our affiliate base could shrink and our ability to generate new customers, and consequently revenue, would be negatively impacted. Our ability to grow our business would also be negatively impacted.

Ninety-five percent of our revenues for the nine months ended September 30, 2007 have been derived from sales of our products and services to our multi-tier affiliates, and our future success depends on our ability to continue the growth of our affiliate base, as well as to expand our retail subscriptions and initiate advertising revenue.

To date, our revenue growth has been derived primarily from the growth of our multi-tiered affiliate base. Rather than using traditional advertising and sales methods, we chose to create a multi-tiered affiliate program to develop new customers. Affiliates earn retail commissions on a monthly residual basis by acquiring new customers for us. Affiliates earn additional commissions from the sales activities of affiliates who they personally enroll. These rewards are extended for up to eight generations of affiliates, meaning that an affiliate earns a commission on the sales of the affiliates they have personally enrolled as well as on the sales of second-, third-, and fourth-generation affiliates, potentially eight levels deep. Our affiliate compensation plan is structured on a 3x8 matrix, meaning affiliates can each enroll three affiliates underneath themselves before they begin to build their next organizational level. The layers of three continue down a total of eight levels.

Our success and the planned growth and expansion of our business depend on us achieving greater and broader acceptance of our products and expanding our customer base. There can be no assurance that customers will subscribe to our product offerings or that we will continue to expand our customer base. Though we plan to continue to provide tools to our affiliates to enable them to generate sales, we cannot guarantee that the time and resources we spend on these efforts will generate a commensurate increase in users of our product offerings. If we are unable to effectively market or expand our product offerings, and if our affiliate enrollment does not continue to grow, we will be unable to grow and expand our business or implement our business strategy. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

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

We currently conduct activities in Australia, Canada, Ireland, Mexico, New Zealand, the United Kingdom, Germany and Spain. We have not been affected in the past by any of the potential political, legal or regulatory risks identified above. While we do not consider these risks to be material in the foreign countries in which we currently operate, they may be material in other countries where we may expand our business.

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

The digital communications and social networking industries are highly competitive. Our future growth and financial success depend on our ability to further penetrate and expand our user base, as well as our ability to grow our revenue models. Our competitors possess greater resources than we do and in many cases are owned by companies with broader business lines. For example, we encounter competition in the social networking space from www.myspace.com, a company acquired by News Corporation, and we offer video instant messaging services similar to those offered at www.skype.com, a subsidiary of eBay, Inc. There can be no assurance that we will be able to maintain our growth rate or increase our market share in our industry at the expense of existing competitors.

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

Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel. In particular, we are heavily dependent on the continued services of Craig Ellins and the other members of our senior management team. We do not have long-term employment agreements with most members of our senior management team, each of whom may voluntarily terminate his or her employment with us at any time. Following any termination of employment, those employees without employment agreements would not be subject to any non-competition covenants or non-solicitation covenants. The loss of any key employee, including members of our senior management team, could result in a decrease in the efficacy with which we implement our business plan due to the loss of our experienced managers, increased competition in our industry and could negatively impact our sales and marketing operations. Our inability to attract highly skilled personnel with sufficient experience in our industry could result in less innovation in our products and a consequent decrease in our competitive position, and a decrease in the quality of our service to our affiliates and end users and a consequent decrease in our sales, revenue and operating income.

Our senior management had limited experience managing a publicly traded company prior to serving as our executive officers. This limited experience may divert our management’s attention from operations and harm our business.

Our management team had limited experience managing the reporting requirements of the federal securities laws. Management will be required to implement appropriate programs and policies to comply with existing disclosure requirements and to respond to increased reporting requirements pursuant to Section 404 of the Sarbanes-Oxley Act. These increased requirements include the preparation of an internal report which states the responsibility of management for establishing and maintaining an adequate internal control structure and procedures for financial reporting and containing an assessment, as of the end of each fiscal year, of the effectiveness of the internal control structure and procedures for financial reporting. Management’s efforts to familiarize itself with and to implement appropriate procedures to comply with the disclosure requirements of the federal securities laws could divert its attention from the operation of our business. Management’s failure to comply with the disclosure requirements of the federal securities laws could lead to the imposition of fines and penalties by the Securities and Exchange Commission (“SEC”) or the cessation of trading of our common stock on The American Stock Exchange (“AMEX”).

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

Prior to August 23, 2007, bid and ask prices for shares of our common stock were quoted on the OTC Bulletin Board under the symbol “DFXN.” On August 23, 2007, our common stock began trading on the AMEX. Although our common stock is quoted on the AMEX, there is limited trading of our common stock and our common stock is not broadly followed by securities analysts. The average daily volume of our common stock as reported on the OTC Bulletin Board and AMEX for the three-month period ended September 30, 2007 was approximately 35,000 shares. Consequently, shareholders may find it difficult to sell shares of our common stock.

While we are hopeful that we will command the interest of a greater number of investors and analysts, more active trading of our common stock may never develop or be maintained. More active trading generally results in lower price volatility and more efficient execution of buy and sell orders. The absence of active trading reduces the liquidity of our common stock. As a result of the lack of trading activity, the quoted price for our common stock on the AMEX is not necessarily a reliable indicator of its fair market value. Further, if we cease to be traded, holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

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

On November 30, 2007, upon the expiration of the lock up agreements restricting sales by the selling shareholders listed in the prospectus included on the post-effective amendment to the registration statement on Form SB-2 we filed with the SEC on May 22, 2007, additional shares of our common stock will be eligible for unrestricted resale. As additional shares of our common stock become available for resale in the open market (including shares issued upon the exercise of our outstanding options and warrants), the supply of our publicly traded shares will increase, which could decrease its price.

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

Our officers, directors and principal shareholders, controlling approximately 73% of our outstanding common stock, can exert significant influence over us and may make decisions that are not in the best interests of all shareholders.

Our officers, directors and principal shareholders (greater than 5% shareholders) collectively control approximately 73% of our outstanding common stock. As a result, these shareholders will be able to affect the outcome of, or exert significant influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

ITEM 3.       CONTROLS AND PROCEDURES

As of September 30, 2007, the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

On October 5, 2007, the Company reached a settlement with this former employee in which the Company agreed to pay this former employee the sum of $37,500 by November 5, 2007. This settlement has been accrued in the accompanying financial statements for the period ending September 30, 2007.

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

On August 31, 2007, the former affiliate applied on an ex parte basis for a temporary restraining order ("TRO") to have VMdirect remove from its website the training materials featuring the former affiliate and to have VMdirect and DigitalFX Solutions stop using those training materials altogether. The application for TRO was denied. However, the judge did set for hearing on September 20, 2007 the issue of whether a preliminary injunction should issue against VMdirect on this same matter. At the hearing on September 20, 2007, the former affiliate raised the issue that neither VMdirect nor DigitalFX Solutions are qualified to do business in California. Hearing on this new issue was continued until November 1, 2007. At the hearing on November 1, 2007, the court took under submission the issue of whether VMdirect and DigitalFX Solutions may defend themselves against a preliminary injunction that arises from a cross-complaint even if they are not qualified to do business in California. The court has not yet ruled on this issue. Also, DigitalFX Solutions is in the process of becoming qualified to do business in California so that it may proceed with its action against the former affiliate. Management believes there exists no basis for the former affiliate's claims and intends to defend this matter vigorously.

In the event our management’s assessment of the case is incorrect, or the former affiliate actually obtains a favorable judgment for the claimed damages, the economic impact on us would be insignificant and would not materially affect our operations.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 24, 2007, Gary Freeman, a consultant, exercised (on a cashless basis) a previously issued warrant for 10,139 shares of our common stock with an exercise price of $0.26 per share. Accordingly, the aggregate exercise price of approximately $2,654 was paid through the surrender and cancellation of 639 shares with a fair market value on the date of exercise of $3.96 per share, which resulted in the issuance of 9,500 shares of our common stock.

On July 25, 2007, Kristian Diakov exercised (on a cashless basis) a previously issued warrant for 106,563 shares of our common stock with an exercise price of $0.26 per share. Accordingly, the aggregate exercise price of approximately $27,892 was paid through the surrender and cancellation of 6,727 shares with a fair market value on the date of exercise of $4.00 per share, which resulted in the issuance of 99,836 shares of our common stock.

On August 20, 2007, Gary Freeman, a consultant, exercised (on a cashless basis) a previously issued warrant for 10,245 shares of our common stock with an exercise price of $0.26 per share. Accordingly, the aggregate exercise price of approximately $2,682 was paid through the surrender and cancellation of 745 shares with a fair market value on the date of exercise of $3.00 per share, which resulted in the issuance of 9,500 shares of our common stock.

On September 20, 2007, Gary Freeman, a consultant, exercised (on a cashless basis) a previously issued warrant for 10,295 shares of our common stock with an exercise price of $0.26 per share. Accordingly, the aggregate exercise price of approximately $2,695 was paid through the surrender and cancellation of 795 shares with a fair market value on the date of exercise of $3.40 per share, which resulted in the issuance of 9,500 shares of our common stock.

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

DIGITALFX INTERNATIONAL, INC.

Date: November 14, 2007	By:	/s/ Lorne Walker
Lorne Walker
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title

3.2	Amended Bylaws effective June 29, 2007.
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.