Form 10KSB
period 2007-12-31
DigitalFX International Inc
filed 2008-03-31
CIK 1095691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-33667

DIGITALFX INTERNATIONAL, INC.
(Name of Small Business Issuer in Its Charter)

Florida	65-0358792
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

3035 East Patrick Lane, Suite 9
Las Vegas, Nevada 89120
(Address of Principal Executive Offices and Zip Code)

(702) 938-9300
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $.001 par value	American Stock Exchange
(Title of Class)	(Name of Exchange on which Registered)

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐  No ☒

The issuer’s revenues for the fiscal year ended December 31, 2007 were $23,511,000.

At March 28, 2008, the aggregate market value of the voting stock held by non-affiliates of the issuer was $7,545,658.

At March 28, 2008, the issuer had 25,927,710 shares of Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

DIGITALFX INTERNATIONAL, INC.

2007 FORM 10-KSB ANNUAL REPORT

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2007 Annual Report on Form 10-KSB, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our failure to implement our business plan within the time period we originally planned to accomplish; and

•	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Business.”

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

Overview

DigitalFX International, Inc. is a digital communications and social networking company that, through a multi-tiered affiliate program, offers a suite of proprietary digital communication tools, including streaming video email, instant messaging, live webcasting, podcasting, blogging, video VOIP and digital vault storage. These tools help our customers create, manage and store their digital assets with the objective of making their digital lives richer and simpler. All digital assets stored on our servers can be shared among users and friends anywhere in the world.

We differentiate ourselves by providing instant transcoding of video content and the ability to publish video content into numerous formats automatically.

Our social networking website, www.helloWorld.com, operated by our wholly-owned subsidiary, DigitalFX Networks, LLC, a Nevada limited liability company (“DigitalFX Networks), targets users from ages 18 to 65. The site features a full suite of digital communication tools. Customers pay a monthly subscription fee to use the tools and to participate in the social network.

DigitalFX Networks also offers a video-enabled web platform to small and medium-sized businesses (“FirstStream”) through www.firststream.com. This service allows streaming video to be sent in any business email communication and also provides the small business with live broadcasting, podcasting and blogging ability. FirstStream allows the user to manage all incoming text or video emails and reply with streaming video emails from existing company domains. The various product offerings provide required media vault storage that allows small and medium-sized businesses to safely store all their digital content. The live broadcasting tools allow companies to communicate to employees, vendors or customers instantly with uniformity of message.

Our website, www.vmdirect.com, operated by our wholly-owned subsidiary VMdirect, L.L.C., a Nevada limited liability company (“VMdirect”), offers affiliates (“Affiliates”) the tools necessary to effectively market and distribute our digital communication tools. VMdirect provides sales and marketing services to our other subsidiaries using a unique multi-tiered affiliate program made up of a developed network of over 13,000 independent Affiliates who market subscription-based software products.

Our multi-tiered affiliate program drives the growth of our business. Rather than using traditional advertising and marketing methods, we chose to create a multi-tiered affiliate program to develop new customers. Affiliates earn commissions on a monthly residual basis by acquiring new Affiliates and retail customers for us. Affiliates also earn commissions from the sales activities of other Affiliates who they personally enroll. These rewards are extended for up to eight generations of Affiliates, meaning that an Affiliate earns a commission on the sales of the Affiliates they have personally enrolled as well as on the sales of second-, third-, and fourth-generation Affiliates, potentially eight levels deep. Our affiliate compensation plan is structured on a 3x8 matrix, meaning Affiliates can each enroll three Affiliates underneath themselves, before they begin to build their next organizational level. The layers of three continue down a total of eight levels.

Our wholly-owned subsidiary, DigitalFX Solutions, LLC, a Nevada limited liability company (“DigitalFX Solutions”), operates our website www.digitalfxsolutions.com, which offers our video-enabled web platform to enterprise-sized businesses. Development was completed on this website during 2007, and in 2008, we expect to actively pursue the marketing and sale of enterprise related products.

In addition, in the fourth quarter of 2007, DigitalFX Solutions started its electronics division, DigitalFX Electronics. The purpose of the electronics division is to expand our current product offerings to other electronic devices, supplies, software and components. To that end, in conjunction with RazorStream, LLC (“RazorStream”), a company controlled by VM Investors, LLC, our majority shareholder, which is in turn managed by Craig Ellins, our Chairman, Chief Executive Officer and President, and Richard Kall, the Chairman of VMdirect, we are in the process of developing a unique internet appliance (“Set Top Box”) which will allow users to access their DigitalFX Studio features (further outlined in our description of products), stream high resolution on-demand audio and video content and participate in the social network, all from their television.

History of the Company

We were incorporated in the State of Florida on January 23, 1991 under the name Speak Up America Association, Inc. We changed our name on December 23, 1995 to Golf Ball World, Inc. and again on May 4, 1999 to Qorus.com, Inc. Prior to November 2001, we provided intelligent message communications services to enterprises in the travel and hospitality sectors. In November 2001, we sold substantially all of our assets to Avery Communications, Inc. after which we continued without material business assets, operations or revenues. On June 22, 2004, we consummated the transactions contemplated by a Securities Purchase Agreement dated June 10, 2004, by and among our company, Keating Reverse Merger Fund, LLC (“KRM Fund”), Thurston Interests, LLC (“Thurston”) and certain other shareholders of our company. The transactions resulted in a change of control whereby KRM Fund became our majority shareholder.

From November 2001 through June 15, 2006, we were a public “shell” company with nominal assets.

Exchange Agreement

On May 23, 2006, we entered into an Exchange Agreement (the “Exchange Agreement”) with VMdirect, the members of VMdirect holding a majority of its membership interests (together with all of the members of VMdirect, the “VMdirect Members”), and KRM Fund. The closing of the transactions contemplated by the Exchange Agreement occurred on June 15, 2006. At the closing, we acquired all of the outstanding membership interests of VMdirect (the “Interests”) from the VMdirect Members, and the VMdirect Members contributed all of their Interests to us. In exchange, we issued to the VMdirect Members 1,014,589 shares of our Series A Convertible Preferred Stock, par value $0.01 per share (the “Preferred Shares”), which, as a result of the approval by a substantial majority of our outstanding shareholders entitled to vote and the approval by our board of directors on June 22, 2006, of amendments to our articles of incorporation that (i) changed our name to DigitalFX International, Inc., (ii) increased our authorized number of shares of common stock to 100,000,000, and (iii) adopted a 1-for-50 reverse stock split, on August 1, 2006 converted into approximately 21,150,959 shares of our common stock.

At the closing, VMdirect became our wholly-owned subsidiary. The exchange transaction was accounted for as a reverse merger (recapitalization) with VMdirect deemed to be the accounting acquirer, while we were deemed to be the legal acquirer. As such, our financial statements reflect the historical activity of VMdirect since its inception. All financial information in this document is that of our company and its consolidated subsidiaries.

Kingdon Securities Purchase Agreement

On December 22, 2006, we entered into a Securities Purchase Agreement (the “Kingdon Purchase Agreement”) with Kingdon Associates, Kingdon Family Partnership, L.P. and M. Kingdon Offshore Ltd. (the “Kingdon Investors”) pursuant to which we agreed to sell to the Kingdon Investors an aggregate of 1,000,000 shares of our common stock at a per share price of $4.75 for gross proceeds of $4.75 million. The transactions contemplated by the Kingdon Purchase Agreement closed on December 27, 2006. Immediately following the closing, we had 23,280,563 shares of common stock issued and outstanding.

In December 2007, pursuant to the anti-dilution provisions of the Kingdon Purchase Agreement, we issued the Kingdon Investors an additional 696,429 shares of our common stock.

Convertible Note Agreements

On November 29, 2007, we entered into a Securities Purchase Agreement with Portside Growth and Opportunity Fund, Highbridge International LLC and Iroquois Master Fund, Ltd. (the “Investors”) pursuant to which we issued on November 30, 2007, an aggregate principal amount of $7.0 million of three-year senior secured convertible notes, with a per share conversion price of $2.80 (“Existing Notes”), and five-year warrants (“Existing Warrants”) to purchase an aggregate of 875,000 shares of our common stock at $2.93 per share, to the Investors.

On March 24, 2008, we entered into Amendment and Exchange Agreements with the Investors pursuant to which we agreed, along with the Investors, to restructure the financing consummated under the Securities Purchase Agreement to reduce the amount of the financing to $3.0 million, with each Investor receiving repayment of its pro-rata share of $4,000,000, including $2,000,000 held in a collateral account for certain letters of credit, through the exchange of Existing Notes for a combination of amended and restated senior secured convertible notes (“Amended and Restated Notes”) and an aggregate of 1,000,000 shares of our common stock (the “Common Shares”), and through the exchange of Existing Warrants for amended and restated warrants (“Amended and Restated Warrants”). The Amended and Restated Notes have an aggregate principal amount of $3.0 million and a term of three years commencing from November 30, 2007. The Amended and Restated Warrants have a term of five years commencing from November 30, 2007 and entitle the Investors to initially purchase an aggregate of 750,002 shares of our common stock (subject to adjustment as provided in the Amended and Restated Warrants, including pursuant to economic anti-dilution adjustments). The Amended and Restated Notes carry interest at 7.50% per annum on the unpaid/unconverted principal balance, payable quarterly in cash, and are secured on a senior basis against all of our assets. We are required to make aggregate monthly principal payments of $25,000, plus accrued interest thereon, beginning July 1, 2008.

The Amended and Restated Notes are convertible into approximately 1,500,000 shares of our common stock, based on a conversion price of $2.00 per share (subject to adjustment as provided in the Amended and Restated Notes, including pursuant to economic anti-dilution adjustments), which shall reset on March 26, 2009 to the greater of (i) 105% of the arithmetic average of the dollar weighted average price of our common stock over each of the five consecutive trading days ending on the trading day immediately prior to March 26, 2009 and (ii) $1.00 (as adjusted for any stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events); provided however, that in no event shall the adjusted conversion price be greater than $3.00 (as adjusted for any stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events). The Amended and Restated Warrants have an exercise price of $0.959 per share (subject to adjustment as provided in the Amended and Restated Warrants, including pursuant to economic anti-dilution adjustments).

The Amended and Restated Notes are convertible at the option of the Investors prior to their maturity. Additionally, beginning November 30, 2008, and provided that we have complied with certain equity conditions, we will be able to require the Investors to convert the Amended and Restated Notes into shares of our common stock if the dollar volume weighted average price of our common stock is $2.75 (subject to adjustment as provided in the Amended and Restated Notes) for twenty (20) out of thirty (30) consecutive trading days.

The maturity date of the Amended and Restated Notes is November 29, 2010. The Investors are entitled to accelerate the maturity date in the event that there occurs an event of default under the Amended and Restated Notes, including, without limitation, if we fail to register for resale the Common Shares and the shares underlying the Amended and Restated Notes and Amended and Restated Warrants, if we fail to pay any amount under the Amended and Restated Notes when due, if a judgment is rendered against us in an amount set forth in the Amended and Restated Notes, if we breach any representation or warranty under the Securities Purchase Agreement or other transaction documents, or if we fail to comply with the specified covenants set forth in the Amended and Restated Notes. Among the other covenants, the Amended and Restated Notes contain financial covenants whereby we will be required to achieve specified EBITDA and revenue targets in each of the fiscal quarters during which the Amended and Restated Notes are outstanding. Any failure to achieve an EBITDA or revenue target will be considered a breach of the financial covenant.

Upon the occurrence of an event of default under the Amended and Restated Notes, the Investors may require us to redeem all or any portion of the Amended and Restated Notes by delivering written notice thereof to us. The portion of the Amended and Restated Notes being redeemed shall be redeemed by us at a price equal to the greater of (i) the product of (A) the amount being redeemed and (B) the applicable redemption premium (between 100% and 125%) and (ii) the product of (A) the number of shares of our common stock issuable upon the conversion of such amount and (B) the greater of (I) the closing sale price of our common stock on the date immediately preceding such event of default, (II) the closing sale price of our common stock on the date immediately after such event of default and (III) the closing sale price of our common stock on the date the Investor delivers a redemption notice in connection with an event of default.

Pursuant to the Amendment and Exchange Agreements, the Registration Rights Agreement dated November 30, 2007 was amended to provide that we must register for resale 100% of the sum (i) the aggregate number of shares of our common stock issued or issuable upon conversion of the Amended and Restated Notes as of the trading day immediately preceding the date the registration statement is initially filed with the Securities and Exchange Commission (the “SEC”), (ii) the aggregate number of shares of our common stock issued or issuable upon exercise of the Amended and Restated Warrants as of the trading day immediately preceding the date the registration statement is initially filed with the SEC, and (iii) the Common Shares, and to remove language that provided that if (i) we did not file a registration statement by a specified date, (ii) the registration statement was not declared effective on or prior to a specified effectiveness date, or (iii) after the effective date, such registration statement ceased to remain continuously effective prior to the expiration of a certain effectiveness period, we had to pay the Investors, on the occurrence of the event and for each month thereafter that it continued, an amount in cash as partial damages equal to 1.5% of the aggregate purchase price paid by the Investors for the shares underlying the Notes and Warrants then held by the Investors.

In addition, under the terms of the Amendment and Exchange Agreements, if a registration statement is not available for the resale of the Common Shares and the shares of our common stock underlying the Amended and Restated Notes and the Amended and Restated Warrants and we fail to satisfy the current public information requirement under Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), we will pay the Investors on the occurrence of such event and for each month thereafter that such event continues (or until such time such information is no longer required under the rule), an amount in cash as partial liquidated damages equal to 1.5% of the aggregate purchase price of the Investors’ Amended and Restated Notes then outstanding.

Under the terms of the Amendment and Exchange Agreements, so long as the Amended and Restated Notes are outstanding, each Investor is not permitted to sell a number of Common Shares exceeding more than two-thirds (2/3) of the number of shares of our common stock previously issued, or required to have been issued, to such Investor upon conversion of such Investor's Amended and Restated Notes.

In connection with the restructuring transaction, VM Investors, LLC, our majority shareholder (whose members include Craig Ellins, our Chief Executive Officer, and Amy Black, the President of VMdirect), agreed to transfer 1,000,000 shares of our common stock back to us.

Maxim Group L.L.C. acted as placement agent in connection with the transaction. For their services as placement agent, we were required to pay Maxim an aggregate commission in cash equal to 8% of the gross proceeds from the sale of the Existing Notes and Existing Warrants, a non-accountable expense allowance of 1% of the gross proceeds from the sale of the Existing Notes and Existing Warrants, plus a warrant to purchase 7% of the shares underlying the Existing Notes and Existing Warrants issuable to the Investors. We issued a warrant to purchase 236,250 shares (subject to adjustment as provided in the Amended and Restated Warrants, including pursuant to economic anti-dilution adjustments) of our common stock with an exercise price of $2.93 and a term of 5 years to Maxim and paid Maxim a fee of $459,993.

Principal Market

Prior to August 23, 2007, bid and ask prices for shares of our common stock were quoted on the OTC Bulletin Board under the symbol “DFXN.” On August 23, 2007, our common stock began trading on the American Stock Exchange under the symbol “DXN.”

Recent Developments

During fiscal 2007 we took the following significant actions to support our business:

•
Commenced sales of the VMdirect opportunity to Affiliates and retail customers in Ireland, Spain and Germany. Germany is the largest and most successful direct selling market in the European Union, accounting for over $8 billion in sales, and boasting over 50 million Germans connected to the Internet.

•	Commenced sales of the helloWorld product to retail (individual) customers in Austria, Belgium, Finland, Germany, Greece, Ireland, Italy, The Netherlands, Portugal, Slovenia and Spain.

•	Released the fully scalable and enhanced version 5.0 of the DigitalFX Studio in February 2007, and continually launched feature and performance upgrades throughout the year.

•
Released an upgraded FirstStream Studio and an updated FirstStream Learning Management System in June 2007 and a more user friendly FirstStream sales website and FirstStream Learning Management System in September, 2007.

•
Developed and integrated helloPhone, a new video enabled digital phone service, into the DigitalFX Studio, allowing Affiliates to call each other for free, launched two paid package alternatives offering more features, and prepared for expansion to all retail customers in 2008.

•	Launched the first issue of the VMdirect Affiliate magazine, Digital Life Made Simple, focused on recognition, products, best business practices and examples of use.

•	Hosted DigitalU, our annual International Business Summit in November 2007, with over 1,200 Affiliates and customers in attendance.

•
Introduced The Learning Media System which is fully customizable and has a comprehensive back-end administration system. The Learning Media System can support thousands of users with accountability and certification.

•	Launched The One Vision Tour traveling seminar which encompassed marketing techniques to facilitate expansion of existing businesses and leadership skills to manage growing organizations.

•	Developed our website www.digitalfxsolutions.com, which offers our video-enabled web platform to enterprise-sized businesses.

•	Launched the electronics division of DigitalFX Solutions, DigitalFX Electronics.

•
Commenced development, in conjunction with RazorStream, of the Set Top Box, which will allow users the ability to access their DigitalFX Studio features, stream high resolution on-demand audio and video content and participate in the social network, all from their television.

•	Expanded the implementation of a customer relationship management system (RightNow) and a business intelligence system (Cognos) for additional insight into managing our business.

Business of DigitalFX International, Inc.

General Overview

We are a digital communications and social networking company. We develop and market proprietary web-based video enabled social networking and communication software applications, including video email, video instant messaging, live webcasting, podcasting, blogging and digital phone service. We bundle our proprietary applications with other open source applications and sell them as an integrated suite through an Internet-based subscription model. Our Web 2.0 communication tools enable users to create, transcode, send, manage and store all forms of digital media content (i.e., photos, videos and music). These innovative business and social networking applications are scalable, customizable and highly extendible, and provide individuals and enterprises with highly effective, multi-sensory communication tools.

Currently, the primary source of subscribers for these applications is our affiliate network, our social networking website, www.helloworld.com and the viral nature of our products. During 2007, we expanded our subscription base by offering our suite of communications tools to affinity groups, other social networks and to small and medium-sized businesses By providing individuals and business subscribers with our rich and expanding suite of collaborative applications, we are facilitating the rapidly accelerating trends in streaming media, social networking, podcasting and self-generated content. With our marketing strategy, which is based on a commission structure encouraging the expansion of the number of our marketing Affiliates, and the ease of use of our products - designed to simplify the creation and management of digital media - we expect to simplify the digital lives of millions of subscribers on a global basis.

We currently market our products on the Internet and maintain Affiliates in the United States, U.S. Virgin Islands, Puerto Rico, Guam, Canada, the United Kingdom, Mexico, Australia, New Zealand, Ireland, Spain and Germany.

Growth Strategy

The primary business strategy and the principal source of our recent growth involve our multi-tiered affiliate program and the viral nature of our products. In the multi-tiered affiliate program, Affiliates purchase business packages that range in initial price from approximately $79 to $1,999 (in the USA). These packages provide Affiliates with the products and tools they need to get started with and build their VMdirect business. The business packages (except for the basic plan) include a web camera, an affiliate training CD, product CDs, helloWorld 30-day trial accounts and access to an online administration and training center, which includes a real-time commission engine, organization reports, promotional tools, contact management systems, a video email auto-responder and other marketing tools. With these tools, Affiliates use their personal sales efforts to share the benefits of helloWorld and VMdirect with others. Affiliates earn commissions by enrolling customers and other Affiliates, participating in an enrollment matrix that pays commissions up to eight levels deep. As of December 31, 2007, we had over 13,000 active Affiliates.

Viral marketing dynamics occur as customers use the digital communications tools and share the opportunity to resell helloWorld. Consumers who are pleased with the product often communicate their positive experiences to friends and colleagues, and can share our product by simply forwarding an email. Word can quickly spread to a new group of users, who in turn promote the product’s benefits to others, who then do the same with the people they know. This type of word-of-mouth advertising has come to be described as “viral” marketing because it can rapidly spread from one person to another, email by email. Retail subscriptions in the U.S.A. start at $9.95 per month, depending on the level of features desired by the customer.

Our website www.digitalfxsolutions.com offers our video-enabled web platform to enterprise-sized businesses. Development was completed on this website during 2007, and in 2008, we expect to actively pursue the marketing and sale of enterprise related products.

In addition, we launched the electronics division of DigitalFX Solutions in late 2007. The purpose of this division is to expand our current product offerings to other electronic devices, supplies, software and components. To that end, in conjunction with RazorStream, we are in the process of developing the Set Top Box which will allow users the ability to access their DigitalFX Studio features, stream high resolution on demand audio and video content and participate in the social network, all from their television.

Market Opportunity

DigitalFX International is positioned in the rapidly expanding digital communications and online social networking businesses. The Aberdeen Group forecast the streaming media industry to grow to $12 billion in 2008, up 500% from $2 billion in 2004. Moreover, self-generated media on the Internet such as the creation and sending of webcasts, blogs and photos, etc., is expanding rapidly as well as Internet sharing of calendars and contacts.

The market for our services is rapidly evolving and growing. Social networking and streaming media are areas of high interest, dominating both the consumer and financial press. According to Forrester Research, over 1 billion videos were viewed online in 2007, and over 3 billion people will be communicating online by 2009. We expect that the annual rate of growth of adoption of streaming media tools in 2008 will exceed 2007 as more users become comfortable with this technology, the Internet and personal computer usage.

Other trends in our favor include the dispersion of families and friends around the country and globe who want to visually communicate on a regular basis and the desire of many companies to reduce resources spent on employee air and automobile travel. We differentiate ourselves from other social networking sites by allowing our members to retain copyright and ownership of all the content that they have created, as well as being able to offer a family friendly, safe user environment by knowing who our users are because of our paid subscription based model.

We intend to continue to grow our business through continued product enhancements with additional features and functionality; the expansion of the DigitalFX Studio to small businesses and enterprise customers; and by offering ancillary products and services through the affiliate program.

During 2008, we also plan to consider strategic acquisition opportunities to accelerate growth. We will evaluate prospects that are synergistic and look to invest in businesses or technologies that offer complementary products or services that enhance our business model.

Products

DigitalFX Studio

Video Mail is a web-based email client with streaming media options that allow users to create or reply with embedded video messages. The videos can be delivered in multiple media formats ensuring higher delivery rates than ever before. Each email account comes with: a private video vault for storing and managing videos, the ability to upload custom graphics and videos, and the option to cut-and-paste video on demand onto external websites.

Video IM is a video-enabled instant messenger tool that allows users to send real-time streaming video to anyone that has agreed to join their contact list.

Live Webcasting is an easy-to-use webcasting tool that allows a user to broadcast live over the Internet to one or many simultaneous viewers, and be able to offer their broadcast as private, public or pay-per-view.

Podcasting enables video recordings to be available for downloading and subscriptions by others in single or episodic delivery via RSS (real simple syndication).

Blogging allows the creation of an online video and text diary.

Digital video enabled phone service allows our Affiliates to call and see other Affiliates, computer to computer, anywhere in the world for free. Paid subscriptions are also available for additional calling ability. The service will be made available to our retail customers in 2008.

To support our customers and Affiliates, we have developed a complete line of video tutorials and maintain a technical support desk that is available twenty-four hours a day. Additionally, our marketing staff and account executives assist Affiliates in becoming more effective in the areas of marketing and sales.

Web-based Social Networks

helloWorld.com is a web portal currently utilizing a commercial-free, subscription-based application service provider model through which customers create a personal profile highlighted by their digital content as well as access our wide spectrum of streaming video content and utilize as an integrated suite of consumer-oriented streaming media applications, including video email, video chat and live web-casting. Through the portal, users are able to access their personal digital media vaults as well as other user-generated content (music, videos, photos submitted by other members) and can utilize the community tools to search for other members.

Customers

No individual customer accounted for a material portion of our revenue during the past two years. At December 31, 2007, we had approximately 28,000 active customers as compared to approximately 26,000 at December 31, 2006.

We aim to provide worldwide customers with industry leading product and technical support services through our highly trained customer support personnel located in Las Vegas, Nevada. Our support services include phone, email and live chat communication and offer technical assistance with system issues or interruptions, bug fixes, telephone support and user information for upgrades or enhancements of particular software product releases when and if they become generally available. In addition to our customer support personnel being available 24 hours a day, 7 days a week, 365 days a year, we provide a comprehensive evolving knowledge base and conduct quality audits of our products and services and training information. We also support our affiliate network in all aspects of the VMdirect business opportunity.

All Affiliates and customers have access to the VMdirect or helloWorld customer support website that provides the latest product information, general service updates and up-to-date knowledge base articles. The customer support websites also provide electronic forms for opening technical support incidents and feedback for suggesting product, service and company enhancements.

Competition

We compete against well-capitalized streaming media and Internet companies as well as many smaller companies. The market for our products and services is highly competitive. The streaming media sector is evolving and growing rapidly, and companies are continually introducing new products and services. Some of our current competitors have larger user bases, longer operating histories, higher brand recognition, and greater financial resources than we have.

We believe the streaming media solutions we offer are comparable and in many cases superior to those offered by our competitors because in addition to having superior picture quality, our primary products (www.helloworld.com and www.firststream.com) allow a user to upload any format of video and transcode it into a range of commonly used video formats to ensure that the video can be properly viewed. In addition to our products and services, we have a knowledgeable and attentive customer support team as well as dedicated account managers who focus on the needs of our customer and Affiliate base.

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

In some cases, competitors may have longer operating histories, more customers, greater financial strength, more name recognition, and larger technical staffs. These competitors may be able to attract customers more easily because of their financial resources and, awareness in the market and free subscriptions because of advertising revenue. Our larger competitors can also devote substantially more resources to business development and may adopt more aggressive pricing policies.

Trademarks, Domain Names and other Intellectual Property

Our registered intellectual property is primarily in the form of trademarks. We have registered the VMdirect® and Video Says It Better® trademarks with the United States Patent and Trademark Office and have filed applications for the registration of the trademarks helloWorld™, Connecting People, Changing Lives™, and Digital Life Made Simple™. We have not tried to register copyrights or patents on any of our software programs, methods, or other ideas, but we believe that some of our computer code may have common law copyright protection.

We also own the www.vmdirect.com, www.firststream.com, www.helloworld.com and www.digitalfxsolutions.com domain names, and own or hold exclusive and non-exclusive licenses to several proprietary software applications relating to video e-mail, video instant messaging, live webcasting, digital vault storage technology and podcasting, including a perpetual non-exclusive license we obtained from RazorStream.

We have a policy of entering into confidentiality and non-disclosure agreements with our employees and some of our vendors and customers as we deem necessary. We also have a policy of not allowing customers to access our software’s source code. These agreements and policies are intended to protect our intellectual property, but we cannot ensure that these agreements or the other steps we have taken to protect our intellectual property will be sufficient to prevent theft, unauthorized use or adverse infringement claims. We cannot prevent piracy of our software, methods and features, and we cannot determine the extent to which our software, methods and features are being pirated. Further, the laws of some foreign countries do not protect our proprietary rights as well as the laws of the United States.

We will continue to expand the VMdirect, helloWorld and FirstStream brands and our proprietary trademarks, domains and software.

Product Development

We conduct continuing product development to support and expand our product offerings internally, as well as through the use of third party services. We spent $1,356,000 on product development in 2007 primarily on the adaptation of our DigitalFX Studio product to small and enterprise sized businesses, the improvement of existing and development of new features, and the development of the Set Top Box. Our spending in 2008 will focus on continual enhancement of our existing products and new products which utilize our technology such as FirstStream-in-a-Box, a retail quality packaged version of our FirstStream product.

Seasonality

We experience seasonality in our business in specific months during the year. December and July are historically lower, as Affiliates are focused on family holidays and vacations. We expect this trend to continue.

Employees

As of March 28, 2008, we had 67 full-time employees and two part-time employees, all located in Las Vegas, Nevada. Since inception, we have never had a work stoppage, and our employees are not represented by a labor union. We consider our relationships with our employees to be positive.

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

We conduct our international VMdirect operations in Australia, Canada, Mexico, New Zealand, Spain, Germany, Ireland and the United Kingdom. We have not been affected in the past by any of the potential political, legal or regulatory risks identified above. While we do not consider these risks to be material in the foreign countries in which we currently operate, they may become material risks in other countries where we may expand our business.

Legislative or regulatory changes in one or more of our present or future markets could lead to the determination that our marketing system do not comply with applicable laws and regulations and could result in the prohibition of our marketing system. Failure to comply with applicable laws and regulations could result in the imposition of legal fines and/or penalties which would increase our operating costs. We may also be required to comply with directives or orders from various courts or applicable regulatory bodies to comply with new legislation or regulation, which would detract management’s attention from the operation of our business. Further we could be prohibited from distributing products through our marketing system or may be required to modify our marketing system.

ITEM 2.	Description of Property

Our principal executive offices are located at 3035 East Patrick Lane, Suite 9, Las Vegas, Nevada 89120. Our telephone number is (702) 938-9300. It is from this facility that we conduct all of our executive and administrative functions and ship merchandise to Affiliates and consumers. We utilize approximately 11,000 square feet and pay approximately $18,000 per month pursuant to the governing lease agreement, which expires in January, 2009.

VMdirect was party to a Sublease dated August 8, 2005 with Public Market Ventures, Inc. (“PMV”), pursuant to which we leased our administrative office space. VMdirect was also party to a Lease Agreement dated September 15, 2005 with Patrick Airport Business Center, LLC (“PABC” and together with PMV the “landlord”), pursuant to which we leased warehousing space for our computer servers. We were not permitted to make any alterations or improvements to, or assign or sublease, the premises without the landlord’s prior written consent. We were also required to execute, acknowledge and deliver to the landlord, within 15 days of the landlord’s request, instruments or assurances as the landlord may deem necessary or appropriate to evidence or confirm the subordination or superiority of these leases to any security instrument. The initial terms of these leases expired on January 31, 2007. On February 7, 2007, we signed a new lease with PABC for the existing 11,000 square feet for a one year period from February 1, 2007 through January 31, 2008. In December, 2007, we extended this lease for another one year period from February 1, 2008 through January 31, 2009. This lease and the extension have terms substantially similar to the lease referenced above dated September 15, 2005.

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

On August 31, 2007, the former Affiliate unsuccessfully applied for a temporary restraining order (“TRO”) to enjoin VMdirect from using on its website the training materials featuring the former Affiliate. As a result of this unsuccessful application, the Court ordered VMdirect and DigitalFX Solutions to qualify to do business in California if they wished to proceed with their complaint against the former Affiliate. On December 10, 2007, DigitalFX Solutions qualified to do business in California. On December 14, 2007, VMdirect qualified to do business in California. VMdirect and DigitalFX Solutions complied with the Court order for the purpose of pursuing their litigation against the former Affiliate.

Management believes there exists no basis for the former Affiliate's claims and intends to defend this matter vigorously. In the event our management’s assessment of the case is incorrect, or the former Affiliate actually obtains a favorable judgment for the claimed damages, the economic impact on us would be insignificant and would not materially affect our operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders in the quarter ended December 31, 2007.

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Common Stock

Our common stock is quoted on the American Stock Exchange (“AMEX”) under the symbol “DXN.” Prior to August 23, 2007, bid and ask prices for shares of our common stock were quoted on the OTC Bulletin Board under the symbol “DFXN.” The following table sets forth, for the periods indicated, the high and low bid information for our common stock, as determined from quotations on the OTC Bulletin Board and AMEX. The information has been adjusted to reflect a 1-for-50 reverse stock split of our common stock which took effect on August 1, 2006. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Year Ended December 31, 2006
First Quarter	$20.00	$1.50
Second Quarter	$16.50	$5.00
Third Quarter	$15.50	$2.00
Fourth Quarter	$10.50	$4.00

Year Ended December 31, 2007
First Quarter	$5.50	$2.50
Second Quarter	$6.25	$2.69
Third Quarter	$5.10	$2.75
Fourth Quarter	$3.60	$1.20

On March 28, 2008, the closing sales price of our common stock as reported on AMEX was $0.95 per share. As of March 28, 2008, there were approximately 155 record holders of our common stock. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

ITEM 6.	Management’s Discussion and Analysis or Plan of Operation

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the fiscal years ended December 31, 2007 and 2006. All financial information that follows is that of our company, our company’s wholly-owned subsidiary VMdirect, L.L.C. and VMdirect, L.L.C.’s wholly-owned U.K. subsidiary, and our company’s wholly-owned Nevada and Ireland subsidiaries. The discussion and analysis that follows should be read together with our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-KSB. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

Overview

We are a digital communications and social networking company that, directly and through a multi-tiered affiliate program, offers a suite of proprietary digital communication tools, including video email, video instant messaging, live webcasting, podcasting, blogging, and digital vault storage. Our social networking website, www.helloworld.com, operated by our wholly-owned subsidiary, DigitalFX Networks, targets users from ages 18 to 65. The site features a full suite of digital communication tools, and Affiliates and retail customers pay a monthly subscription fee to use the tools and participate in the social network. Additionally, our website, www.vmdirect.com, operated by our wholly-owned subsidiary VMdirect, offers Affiliates the tools necessary to effectively market and distribute our digital communication tools.

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

The market for our services is relatively new and rapidly evolving and growing. Social networking and streaming media are areas of high interest, dominating both the consumer and financial press. According to the Aberdeen Group, the streaming media industry is expected to grow from $2 billion in 2004 to an estimated $12 billion by 2008. We expect that the annual rate of growth of adoption of streaming media tools in 2008 will exceed 2007 as more users become comfortable with this technology, the Internet and personal computer usage.

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

We intend to continue to grow our business through continued product enhancements with additional features and functionality; the extension of the DigitalFX Studio to small businesses and enterprise customers; and by offering ancillary products and services through the affiliate program. In 2007, we initiated a traveling leadership seminar called the One Vision Tour that delivered substantial training to Affiliates and potential new customers. The seminar encompassed marketing techniques to facilitate expansion of existing businesses and leadership skills to manage growing organizations.

During 2008, we also plan to consider strategic acquisition opportunities to accelerate growth. We will evaluate prospects that are synergistic and look to invest in businesses or technologies that offer complementary products or services that enhance our business model.

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

The exchange transaction was accounted for as a reverse merger (recapitalization) with VMdirect deemed to be the accounting acquirer, while we were deemed to be the legal acquirer. Immediately prior to the exchange transaction, we had no material operations, assets, or liabilities. Accordingly, for all meaningful purposes, the following discussion, which represents a discussion of the operations of our wholly-owned subsidiary, VMdirect, and our other Nevada and European subsidiaries, for the periods presented, represents a discussion of our operations for the periods presented.

Results of Operations

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006 (in thousands, except for customer base data)

The following table presents net revenue by category for the years ended December 31, 2007 and 2006.

Revenue:	2007	2006
Subscription fees for access plans	$17,620	$11,848
Affiliate business packages	4,128	7,745
Upgrades to business packages	1,074	1,552
Merchandise and shipping fees	419	921
Conferences and events	270	734
Total Revenue, net	$23,511	$22,800

Net revenues increased $711 in 2007 or 3.1% to $23,511 from $22,800 in 2006. During 2007, our number of active customers increased to approximately 28,000 in 2007 from approximately 26,000 in 2006. In addition, we continued our international expansion program with 2007 launches in the countries of Spain, Germany and Ireland.

Subscription Fee Revenue

Recurring revenue from subscription fees for access plans from Affiliates and retail customers increased in total by $5,772, from $11,848 in 2006 to $17,620 in 2007.

Subscription fees from Affiliates increased $4,670 to $15,238 in 2007 from $10,568 in 2006. While our number of active Affiliates declined from approximately 14,000 at the end of 2006 to over 13,000 at then end of 2007, recurring revenue from our Fast Track program, which retails for $299, and Chief Executive program, which retails for $1,999, increased 73% and 31% from 2006 to 2007, respectively.

Subscription fees from retail customers increased $1,102 from $1,280 in 2006 to $2,382 in 2007. We increased the number of our active retail customers by 25%, from 12,000 in 2006 to 15,000 in 2007. We offer retail access plans at $9.95, $29.95 and $39.95 (U.S.A. prices) per month. During 2007, more of these customers enrolled in plans at a higher monthly price than in 2006. This change, coupled with the growth in both retail customers accounted for the increase in subscription revenue from retail customers.

Affiliate Business Package Revenue and Upgrades

Affiliate business package revenue, which represent new Affiliate kit sales, decreased $3,617 to $4,128 in 2007 from $7,745 in 2006. In 2007, sales of our Basic kit, which retails for $79, increased by 2,000 units while sales of our Fast Track kit, which retails for $299 and our Chief Executive kit, which retails for $1,999, decreased by approximately 3,000 units, attributing to a net decrease in new Affiliate kit units of approximately 1,000. In September 2007, we initiated sales in Germany, Spain and Ireland, accounting for 2% of sales. As of December 31, 2007, we had over 700 customers in these three countries.

Revenue related to Affiliate upgrades decreased $477 from $1,551 in 2006 to $1,074 in 2007. During 2007, 1,100 Affiliates elected to upgrade to a higher level once enrolled, down from 1,500 in 2006.

During 2007, our attention was focused primarily on product enhancements and international growth. In 2008, we intend to aggressively pursue the recruitment of new Affiliate business and the promotion of upgrades as we have in previous years.

Other Revenue

Merchandise sales consisting of web cameras and branded apparel and shipping and handling revenues decreased $502 to $419 in 2007 from $921 in 2006.

Revenue from sales conferences and events is comprised of registration fees. Revenue from sales conferences and events decreased $464 from 2006 to 2007 because during 2006, two conferences were held in May and September, versus only one event in November, 2007.

Gross Profit increased $1,034 or 5.6% in 2007. As a percentage of sales, gross profit increased from 81% of sales to 82% from 2006 to 2007. This slight increase was attributable to our continued efforts in controlling our product costs.

Commission expenses decreased $342 to $10,117 in 2007 from $10,459 in 2006. Commission expense as a percent of sales decreased from 46% in 2006 to 43% in 2007. This decrease as a percent of sales in 2007 was expected based on changes in the product mix sold and structural differences in the commission program for small business sales which commenced in 2007.

The following table represents a breakdown of other operating expenses for the years ended December 31, 2007 and 2006. These comparisons are not necessarily indicative of future spending.

	2007	2006
Salaries, benefits and other compensation	$4,745	$2,116
Corporate expenses	1,422	509
Product development	1,356	1,278
International deployment and administration	1,023	225
Merchant fees	1,008	787
Marketing expenses	559	292
General and administrative	2,464	1,525
Total Other Operating Expenses	12,577	$6,732

Other operating expenses increased as a percentage of revenue from 30% in 2006 to 53% in 2007.

Salaries, benefits and other compensation increased $2,629 to $4,745 in 2007 from $2,116 in 2006. Total headcount at December 31, 2007 was 82 versus 51 at December 31, 2006. The largest increase in headcount was in technical and customer support (increase of 16 full time staff) which related directly to the growth of our product line and international expansion. We also added staff in the international administration and project management departments, information technology, marketing and sales. In addition, our stock based compensation increased by $258 during 2007.

Corporate expenses increased $913 from $509 in 2006 to $1,422 in 2007. This relates primarily to the costs of being a public corporation for a full year in 2007, including one-time Sarbanes Oxley compliance expenses of $120, legal and audit fees, investor relations and insurance.

Product development costs increased $77 to $1,356 in 2007 from $1,278 in 2006. We spent $1,356 on product development in 2007 primarily on the adaptation of our DigitalFX Studio product to small and enterprise sized businesses, the improvement of existing and development of new features, and the development of the Set Top Box. Our spending in 2008 will focus on continual enhancement of our existing products and new products which utilize our technology and that will distribute capital, such as FirstStream-in-a-Box, a retail quality version of our FirstStream product.

International administrative expenses increased $798 from $225 in 2006 to $1,023 in 2007. This increase related primarily to the establishment of our Ireland based subsidiary, DigitalFX Europe, Ltd., and the consulting, marketing and legal costs related to the launch of our products in the countries of Germany, Spain and Ireland. In 2006, international administrative expenses only included those associated with VMdirect’s UK subsidiary, VMdirect UK., Ltd. For reporting purposes, expenses related to the administration of Australia, New Zealand, Mexico, Canada and others are not considered material and are included in other General and administrative expenses.

Merchant fees increased $221 from $787 in 2006 to $1,008 in 2007. This relates to our increase in volume and our international expansion into new markets, which required that we establish additional merchant banking relationships.

Marketing expenses increased $267 to $559 in 2007 from $292 in 2006. This relates primarily to an increase in Affiliate incentive and recognition programs and the production and launch of the first issue of the VMdirect Affiliate magazine, Digital Life Made Simple, during 2007.

General and administrative expenses increased $939 to $2,464 in 2007 from $1,525 in 2006. The increase in 2007 was related to increases in utilities and facilities expenses, consulting fees and depreciation and amortization.

We expect that our other operating expenses will decrease as a percentage of net sales through our efforts at controlling overhead expenses. We expect this reduction in operating expenses as a percent of sales will be partially offset by additional legal, administrative and translation costs to establish operations in foreign countries, and product development costs and costs associated with marketing our products through an infomercial platform. We expect to continue our international expansion as well as concentrating on domestic sales.

Other expense, net decreased to $87 in 2007 from $572 in 2006. This decrease was due to one-time fees associated with the exchange transaction in 2006 ($635 net of interest income of $52). In 2007, other expenses consist of interest expense associated with the convertible notes of $111, the valuation write down on one of our investments of $175, offset by interest income of $183 and other income of $16. Interest Income is comprised of interest earned on our cash and short term investments. Interest income increased due to higher cash balances and to higher interest yields.

Liquidity and Capital Resources

Our cash requirements are principally for working capital. Historically, we have funded our working capital needs through operations, the sale of equity and debt interests and through additional capital contributions by our former members.

For the year ended December 31, 2007, cash used by operating activities was ($2,759) and consisted of net loss of ($2,579), increased by non-cash items of $489 and decreased by $669 due to changes in other operating assets and liabilities. The latter consisted of increases in accounts payable, accrued expenses and accounts receivable of $516, offset by decreases in inventory of $715, prepaid expenses and reserves of $283 and due to affiliate of $187.

For the year ended December 31, 2006, cash provided by operating activities was $1,386 and consisted of net income of $480, increased by non-cash items of $264 and by $642 due to changes in other operating assets and liabilities. The latter consisted of increases in accounts payable and accrued expenses of $1,555, a decrease in inventory of $19, offset by increases in accounts receivable of $22 and prepaids, merchant reserves and deposits of $908.

Net cash used in Investing Activities during the year ended December 31, 2007 totaling ($2,213) consisted of the purchase of investments totaling $1,691, the purchase of a convertible secured promissory note of $225 and capital expenditures on computer equipment and software licenses of $297. For the year ended December 31, 2006, net cash used in investing activities of ($547) was the result of capital expenditures for computer and video equipment and software licenses.

Net cash provided by Financing Activities during the year ended December 31, 2007 consisted of the proceeds from the issuance of convertible notes of $6,482 and proceeds from the exercise of stock options of $47. For the year ended December 31, 2006, net cash provided by Financing Activities consisted of proceeds from the sale of equity interests of $4,941, proceeds from the exercise of warrants of $43, net of the payoff of a note payable of $50 and distributions to shareholders of $265. Net cash provided by financing activities increased $1,859 to $6,528 in 2007 from $4,669 in 2006.

On December 22, 2006, we entered into a Securities Purchase Agreement with Kingdon Associates, Kingdon Family Partnership, L.P. and M. Kingdon Offshore Ltd. (the “Kingdon Investors”) pursuant to which we agreed to sell to the Kingdon Investors an aggregate of 1,000,000 shares of our common stock at a per share price of $4.75 for gross proceeds of $4.75 million. The transactions contemplated by the Securities Purchase Agreement closed on December 27, 2006, with net proceeds to us of approximately $4.36 million, after payment of commissions and expenses, which we used for general working capital purposes.

On November 29, 2007, we entered into a Securities Purchase Agreement with Portside Growth and Opportunity Fund, Highbridge International, LLC and Iroquois Master Fund, Ltd. pursuant to which we issued an aggregate principal amount of $7.0 million of three-year senior secured convertible notes, and five-year warrants to purchase an aggregate of 875,000 shares of our common stock, to the Investors. The transactions contemplated by the Securities Purchase Agreement closed on November 30, 2007, with net proceeds to us of approximately $4.3 million, net of $2 million held in a collateral account for certain letters of credit, after payment of commissions and expenses.

This agreement was substantially restructured on March 24, 2008, when we entered into an Amendment and Exchange Agreement with each of the Investors. Under the terms of the Amendment and Exchange Agreements, we agreed, along with the Investors, to restructure the financing consummated under the Securities Purchase Agreement to reduce the amount of the financing to $3,000,000, with the Investors receiving repayment of their pro-rata share of $4,000,000, including $2,000,000 held in a collateral account for certain letters of credit, through the exchange of Existing Notes for a combination of Amended and Restated Notes and the Common Shares, and through the exchange of Existing Warrants for Amended and Restated Warrants. The Amended and Restated Notes have an aggregate principal amount of $3,000,000 and a term of three years commencing from November 30, 2007. The Amended and Restated Warrants have a term of five years commencing from November 30, 2007 and entitle the Investors to initially purchase an aggregate of 750,002 shares of our common stock (subject to adjustment as provided in the Amended and Restated Warrants, including pursuant to economic anti-dilution adjustments). The Amended and Restated Notes carry interest at 7.50% per annum on the unpaid/unconverted principal balance, payable quarterly in cash, and are secured on a senior basis against all of our assets. We are also required to make aggregate monthly principal payments of $25,000, plus accrued interest thereon, beginning July 1, 2008.

The Amended and Restated Notes are convertible into approximately 1,500,000 shares (subject to adjustment as provided in the Amended and Restated Notes, including pursuant to economic anti-dilution adjustments), based on an initial conversion price equal to $2.00 per share (subject to adjustment as provided in the Amended and Restated Notes, including pursuant to economic anti-dilution adjustments), which shall reset on March 26, 2009 to the greater of (i) 105% of the arithmetic average of the dollar weighted average price of our common stock over each of the five (5) consecutive trading days ending on the trading day immediately prior to March 26, 2009 and (ii) $1.00 (as adjusted for any stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events); provided however, that in no event shall the adjusted conversion price be greater than $3.00 (as adjusted for any stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events). The Amended and Restated Warrants have an exercise price of $0.959 per share (subject to adjustment as provided in the Amended and Restated Warrants, including pursuant to economic anti-dilution adjustments).

The Amended and Restated Notes are convertible at the option of the Investors prior to their maturity. Additionally, beginning November 30, 2008, and provided that we have complied with certain equity conditions, we will be able to require the Investors to convert the Amended and Restated Notes to shares of our common stock if the dollar volume weighted average price of our common stock is $2.75 (subject to adjustment as provided in the Amended and Restated Notes) for twenty (20) out of thirty (30) consecutive trading days.

The restructuring transaction closed on March 26, 2008. The remaining proceeds of approximately $2.1 million, after the payment of aggregate transaction expenses, will be used for strategic initiatives and general working capital purposes.

Also in connection with the restructuring transaction, we agreed to reimburse the fund manager of one of the Investors for its out-of-pocket expenses incurred in connection with the transactions contemplated by the Securities Purchase Agreement, including the actual and reasonable fees and disbursements of the fund manager’s legal counsel, up to an aggregate amount of $20,000.

We expect that with our present cash flows, we will have adequate working capital to continue to grow our operations and develop our products, international markets and business plan as anticipated. While there is currently no definitive plan of debt or equity financing, there is no assurance that external financing will be available if needed in the future, or if available, that it would be available on terms acceptable to us.

Our business benefits from low capital expenditure requirements. Our capital expenditures for 2008 are expected to primarily relate to enhancements for software applications.

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

Geographic Information

The breakdown of revenues generated by geographic region for the years ended December 31, 2007 and 2006 is as follows:

	December 31, 2007	December 31, 2006
United States, Canada & Mexico	90%	89%
United Kingdom	2%	3%
Spain, Germany & Ireland	2%	-
Australia	5%	7%
New Zealand	1%	1%
	100%	100%

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

Allowances for subsequent customer returns of affiliate business packages are provided when revenues are recorded. Affiliate business packages returned within the first 30 days of purchase are generally refunded at 90 percent of the sales price. Returned products that were damaged during shipment to the customer are replaced immediately at our expense. On a monthly basis, we calculate a sales allowance which is an estimate of refunds for package returns that are within the 30 day time frame that have not yet been returned or processed. The estimate is based on an analysis of the historical rate of package returns using data from the four months preceding the date of measurement. We have found that this method approximates actual returns for the next 30 days. Increases or decreases to the sales allowance are charged to revenue.

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

Inventories

Inventories are valued at the lower of cost or market. They are written down, as required, to provide for estimated obsolete or not salable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if written-off inventory is sold.

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We adopted SFAS No. 123R, “Accounting for Stock-Based Compensation” effective January 1, 2006, and are using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. We account for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereby the fair value of the stock compensation is based on the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instrument is complete.

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

We estimate the fair value of stock options pursuant to SFAS No. 123R using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock and the expected life of stock options. Projected data related to the expected volatility of stock options is based on the average volatility of the trading prices of comparable companies and the expected life of stock options is based upon the average term and vesting schedules of the options. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of our employee stock options.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. We do not believe the adoption of SFAS No. 157 will have a material, if any, effect on our consolidated results of operations, financial position, or cash flows.

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. We do not anticipate that election, if any, of this fair-value option will have a material effect on our consolidated financial position, results of operations, cash flows or disclosures.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

We do not believe that the adoption of the above recent pronouncements will have a material effect on our consolidated results of operations, financial position, or cash flows.

Qualitative and Quantitative Disclosures About Market Risk

We currently have limited financial market risks from changes in foreign currency exchange rates or changes in interest rates and do not use derivative financial instruments. For the year ended December 31, 2007, 2% of total revenue is denominated in British pounds, 5% in Australian dollars. 2% in Euros, and 1% in New Zealand dollars. In the future, we expect to enter into transactions in additional currencies. An adverse change in exchange rates would result in a decline in income before taxes, assuming that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or foreign currency sales price as competitors’ products become more or less attractive.

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

While we previously achieved operating profits, we did not achieve an operating profit for the year ended December 31, 2007, and we have a history of operating losses. Given the competitive and evolving nature of the industry in which we operate, the technical difficulties we recently experienced with version 5.0 of the DigitalFX Studio product, and potential technical difficulties we may encounter in the future, we may not be able to achieve, sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

If we do not successfully generate additional products and services, or if such products and services are developed but not successfully commercialized, we could lose revenue opportunities.

Currently, our primary business is the sale of our studio suite of products to our Affiliates. Our future success depends, in part, on our ability to expand our product and service offerings. To that end we have engage in product development activities, including activities related to the Set Top Box, to provide additional products and related services to our customers. The process of developing new products is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. Furthermore, we may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and a reduction in net sales and earnings.

The success of new products depends on several factors, including proper new product definition, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

If we continue to experience technological difficulties with our products our Affiliate base could shrink, customer growth could decrease and our business could suffer.

In November 2006, we released the 5.0 version of the DigitalFX Studio that included expanded functionality and features. The testing we conducted did not reveal various technical difficulties that remained with the product. In addition, the 5.0 version rolled out in November 2006 did not contain all of the enhancements that our Affiliates were expecting due to development delays. The result was a product with lower than expected functionality and operating difficulties. As a result of these issues, our Affiliate network has not marketed our products and the business opportunity as widely as projected in our plan. While we have taken steps to ameliorate these difficulties, to the extent that we continue to encounter technical difficulties, and to the extent that enhancements to the products we release or new products have technical difficulties, the reputation of our products could suffer, our Affiliate base could shrink and our ability to generate new customers, and consequently revenue, would be negatively impacted. Our ability to grow our business would also be negatively impacted.

Ninety percent of our revenues for the year ended December 31, 2007 have been derived from sales of our products and services to our Affiliates, and our future success depends on our ability to grow our Affiliate base, as well as to expand our retail subscriptions and initiate advertising revenue.

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

Our management team had limited experience managing the reporting requirements of the federal securities laws prior to serving as our executive officers. Management will be required to implement appropriate programs and policies to comply with existing disclosure requirements and to respond to increased reporting requirements pursuant to Section 404 of the Sarbanes-Oxley Act. These increased requirements include the preparation of an internal report which states the responsibility of management for establishing and maintaining an adequate internal control structure and procedures for financial reporting and containing an assessment, as of the end of each fiscal year, of the effectiveness of the internal control structure and procedures for financial reporting. Management’s efforts to familiarize itself with and to implement appropriate procedures to comply with the disclosure requirements of the federal securities laws could divert its attention from the operation of our business. Management’s failure to comply with the disclosure requirements of the federal securities laws could lead to the imposition of fines and penalties by the SEC or the cessation of trading of our common stock on AMEX.

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

Prior to August 23, 2007, bid and ask prices for shares of our common stock were quoted on the OTC Bulletin Board under the symbol “DFXN.” On August 23, 2007, our common stock began trading on AMEX. Although our common stock is quoted on AMEX, there is limited trading of our common stock and our common stock is not broadly followed by securities analysts. The average daily volume of our common stock as reported on AMEX for the three-month period ended December 31, 2007 was approximately 30,000 shares. Consequently, shareholders may find it difficult to sell shares of our common stock.

While we are hopeful that we will command the interest of a greater number of investors and analysts, more active trading of our common stock may never develop or be maintained. More active trading generally results in lower price volatility and more efficient execution of buy and sell orders. The absence of active trading reduces the liquidity of our common stock. As a result of the lack of trading activity, the quoted price for our common stock on AMEX is not necessarily a reliable indicator of its fair market value. Further, if we cease to be traded, holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

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

On November 30, 2007, upon the expiration of the lock up agreements restricting sales by the selling shareholders listed in the prospectus included on the post-effective amendment to the registration statement on Form SB-2 we filed with the SEC on May 22, 2007, additional shares of our common stock became eligible for unrestricted resale. As additional shares of our common stock become available for resale in the open market (including shares issued upon the exercise of our outstanding options and warrants), the supply of our publicly traded shares will increase, which could decrease its price.

Some of our shares may also be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market price of our shares. In general, a non-affiliate who has held restricted shares for a period of six months may sell an unrestricted number of shares of our common stock into the market.

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

Our officers, directors and principal shareholders, controlling approximately 69% of our outstanding common stock, can exert significant influence over us and may make decisions that are not in the best interests of all shareholders.

Our officers, directors and principal shareholders (greater than 5% shareholders) collectively control approximately 69% of our outstanding common stock. As a result, these shareholders will be able to affect the outcome of, or exert significant influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

ITEM 7.	Financial Statements DigitalFX International, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
DigitalFX International, Inc. and Subsidiaries
Las Vegas, Nevada

We have audited the consolidated balance sheet of DigitalFX International, Inc. (the “Company”) and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DigitalFX International, Inc. and Subsidiaries as of December 31, 2007 and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Weinberg and Company, P.A
Weinberg and Company, P.A

March 17, 2008
Los Angeles, California

DigitalFX International, Inc. and Subsidiaries

Consolidated Balance Sheet
December 31, 2007
(In thousands, except share data)

Assets
Current assets:
Cash and cash equivalents	$5,319
Accounts receivable	50
Inventories, net	849
Prepaid bandwidth charges, affiliate	51
Prepaid expenses and other assets	411
Deferred financing costs	961
Deferred income taxes, net	45
Total current assets	7,686

Restricted cash	2,000
Convertible secured promissory note from related party	225
Investments, net	1,102
Property and equipment, net of accumulated depreciation and amortization of $576	628
Deposits, merchant processors	789
Other assets	12
Deferred income taxes, net	1,995

Total assets	$14,437

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$383
Accrued expenses	1,114
Accrued commissions	1,619

Total current liabilities	3,116

Convertible Notes Payable, net	5,600

Commitments and Contingencies

Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-
Common Stock, $0.001 par value, 100,000,000 shares authorized, 24,919,710 shares issued and outstanding	25
Additional Paid In Capital	12,882
Other comprehensive loss	(286)
Accumulated deficit	(6,900)

Total stockholders’ equity	5,721

Total liabilities and stockholders’ equity	$14,437

See Notes to Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years Ended December 31,
	2007	2006
Revenues	$23,511	$22,800
Cost of revenues	4,121	4,444

Gross profit	19,390	18,356

Commission expenses	10,117	10,459
Other operating expenses	12,577	6,732

Operating income (loss)	(3,304)	1,165

Other income (expense):
Expenses relating to exchange transaction	-	(635)
Financing costs	(111)	-
Other income, net	24	63

Other expenses, net	(87)	(572)

Income (loss) before provision for income taxes	(3,391)	593

Benefit (provision) for income taxes	812	(113)

Net income (loss)	$(2,579)	$480

Net income (loss) per share:
Basic	$(.11)	$.02

Fully diluted	$(.11)	$.02

Weighted average shares outstanding:
Basic	23,952,916	21,032,218

Fully diluted	23,952,916	22,832,198

See Notes to Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

			Additional		Other
	Common	Common	Paid-In	Deferred	Comprehensive	Accumulated
	Shares	Stock	Capital	Compensation	Loss	Deficit	Total
Balance, January 1, 2006	19,631,179	$20	$4,440	$(57)	$(1)	$(4,802)	$(400)

Reclassification of deferred compensation	-	-	(57)	57	-	-	-

Issuance of common stock	2,519,780	2	4,939	-	-	-	4,941

Exercise of warrants	165,247	-	43	-	-	-	43

Distributions to shareholders	-	-	(265)	-	-	-	(265)

Amortization of fair value of warrants	-	-	175	-	-	-	175

Amortization of fair value of options	-	-	130	-	-	-	130

Effect of merger transaction	964,357	1	(2)	-	-	-	(1)

Foreign currency translation adjustment	-	-	-	-	(19)	-	(19)

Net income for the year ended December 31, 2006	-	-	-	-	-	480	480

Balance, January 1, 2007	23,280,563	23	9,403	-	(21)	(4,321)	5,084

Issuance of common stock for services	60,000	-	186	-	-	-	186

Stock dividend	696,429	1	(1)	-	-	-	-

Exercise of warrants	713,901	1	(1)	-	-	-	-

Exercise of options	168,817	-	47	-	-	-	47

Fair value of vested options	-	-	563	-	-	-	563

Excess tax benefit related to stock options and warrants exercised	-	-	904	-	-	-	904

Fair value adjustment on investment, net of tax	-	-	-	-	(273)	-	(273)

Fair value of warrants and beneficial conversion feature related to issuance of convertible debt	-	-	1,781	-	-	-	1,781

Foreign currency translation adjustment	-	-	-	-	8	-	8

Net loss for the year ended December 31, 2007	-	-	-	-	-	(2,579)	(2,579)

Balance, December 31, 2007	24,919,710	$25	$12,882	$-	$(286)	$(6,900)	$5,721

See Notes to Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31
	2007	2006
Operating activities:
Net income (loss)	$(2,579)	$480
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	319	135
Equity based compensation expense	563	305
Deferred income taxes	(820)	(176)
Common stock issued for services	186	-
Valuation allowance on investment	175	-
Amortization of deferred financing costs	27	-
Amortization of debt discount	39	-
Changes in assets and liabilities:
Accounts receivable	1	(22)
Inventory	(715)	19
Prepaid expenses and reserves	(283)	(908)
Accounts payable and accrued expenses	515	1,420
Due to affiliate	(187)	133

Net cash provided by (used in) operating activities	(2,759)	1,386

Investing activities:
Purchase of investments	(1,691)	-
Purchase of convertible secured promissory note	(225)	-
Purchases of property and equipment	(297)	(174)
Deposits on software	-	(373)

Net cash used in investing activities	(2,213)	(547)

Financing activities:
Proceeds from issuance of common stock, net	47	4,984
Proceeds from issuance of convertible notes	4,482	-
Increase in restricted cash	2,000	-
Principal payments on note payable	-	(50)
Distributions to shareholders	-	(265)

Net cash provided by financing activities	6,529	4,669

Foreign currency translation	8	(19)

Change in cash and cash equivalents	1,565	5,489
Cash and cash equivalents, beginning of period	5,754	265

Cash and cash equivalents, end of period	$7,319	$5,754

Supplemental cash flow information:
Cash paid for interest	$-	$2
Cash paid for income taxes	$116	$250

Non-Cash Financing and Investing Activities:
Tax benefit related to stock options and warrants exercised	$904	-
Reclassification of deposits to fixed assets	$373	-
Unrealized loss of investment, net of tax	$273	-
Fair value of warrants issued in conjunction with convertible debt	$1,411	-
Beneficial conversion feature related to convertible debt	$370	-

 See Notes to Consolidated Financial Statements

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

Note 1.  The Company and Basis of Presentation

Company

DigitalFX International, Inc. (the “Company”), a Florida corporation, is a holding company, and creator of digital communications and social networking solutions, as showcased on its social network www.helloworld.com operated by its wholly-owned subsidiary, DigitalFX Networks, LLC, a Nevada limited liability company (“DigitalFX Networks”).

The Company develops, hosts and markets proprietary communication and collaboration services, and social networking software applications, including video email, video instant messaging and live webcasting. The portal utilizes a commercial-free, subscription-based Application Service Provider (ASP) model.

The Company sells subscriptions to its portal through a unique multi-tiered affiliate program using non-related independent distributors, known as “Affiliates.” The Company also markets subscriptions directly to “Retail Customers” who purchase them for their personal use. In addition to offering portal subscriptions, the Company sells select products to these Affiliates through its U.S. subsidiary VMdirect, L.L.C., a Nevada limited liability company (“VMdirect”), and its wholly-owned U.K. and Ireland subsidiaries to assist them in building their businesses and in selling subscriptions to the portal.

The Company has developed an additional portal called FirstStream, www.firststream.com, through which subscriptions are offered by certain qualified Affiliates to small and medium sized businesses. These are sold through DigitalFX Networks.

The Company’s wholly-owned subsidiary, DigitalFX Solutions, LLC, a Nevada limited liability company (“DigitalFX Solutions”), operates its website www.digitalfxsolutions.com, which offers the Company’s video-enabled web platform to enterprise-sized businesses. In addition, DigitalFX Solutions has an electronics division, whose purpose is to expand the Company’s current product offerings to other electronic devices, supplies, software and components.

The condensed consolidated financial statements include the accounts of the Company, VMdirect and its wholly-owned U.K. and Ireland subsidiaries, and the Company’s wholly-owned Nevada subsidiaries. Inter-company transactions and balances have been eliminated.

Merger and Stock Split

On June 15, 2006, Qorus.com, Inc., an inactive Florida corporation (“Qorus”) with no current operations, issued to the members of VMdirect 1,014,589 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of Qorus (the “Preferred Stock”), which were converted into 1,057,547,456 shares of Qorus’ common stock (“Conversion Shares”). The number of shares of Preferred Stock issued to the Members and the number of Conversion Shares gives effect to the issuance of 289,292 membership units by VMdirect for an aggregate purchase price of $625,000, a transaction that was completed immediately prior to the Closing. The transaction has been accounted for as a reverse merger (recapitalization) with the Company deemed the accounting acquirer, and Qorus the legal acquirer. As such, the financial statements herein reflect the historical activity of VMdirect since its inception, and the historical stockholders’ equity of VMdirect has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to any differences in the par value offset to additional paid in capital. Subsequent to the consummation of this transaction, Qorus changed its name to DigitalFX International, Inc.

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

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

At December 31, 2007, the Company had $789 of funds held by banks as reserves against any possible charge backs and returns on credit card transactions related to customer disputes that are not offset against the Company’s daily sales deposit activity. These amounts are reflected as Deposit, Merchant Processors on the Company’s consolidated balance sheet.

At December 31, 2007, the Company had $2,000 of funds held by a bank under a letter of credit arrangement pursuant to its Convertible Notes Payable described in Notes 5 and 9. These amounts are reflected as Restricted Cash on the Company’s consolidated balance sheet.

Deferred Financing Costs

Deferred financing costs related to the Convertible Notes Payable described in Note 9 consist of closing costs paid to the placement agent of $518 and the fair value of the warrants granted to the placement agent for consideration in the amount of $470. The Company amortizes these costs using the effective interest method over the term of the notes, which is 3 years.

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. As of December 31, 2007, inventories consisted of finished goods and raw materials. The Company reviews on hand inventory for obsolete and excess finished goods on a monthly basis.

Investments

The Company accounts for its investments in equity securities under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company has classified its investments as available for sale securities, and such securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value considered to be other than temporary on available for sale securities are included in other income (loss).

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued commissions and due to affiliate approximate fair value due to the short maturity of these financial instruments. The Company believes that the carrying value of its Convertible Notes Payable approximates fair value as the interest rate of the notes approximates the Company’s incremental borrowing rate. Investments are recorded at fair value.

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

Revenues

The Company generates revenue through (i) sales of Affiliate business packages and selling aids to Affiliates which include cameras, sales literature, and training videos, and the initial month’s subscription to its internet-based suite of products which includes a wide spectrum of streaming video content and an integrated suite of streaming media applications, including video email, video chat, and live web-casting, (ii) sales of monthly subscriptions to retail customers and Affiliates with a wide spectrum of streaming video content as well as an integrated suite of streaming media applications, including video email, video chat, and live web-casting, (iii) sales of branded apparel and merchandise, and (iv) hosting conferences and events.

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

The Company recognizes revenue from sale of the Affiliate’s initial month’s subscription to the internet-based suite of products in accordance with generally accepted accounting principles and based on the fair value of such suite of products. Fair value is determinable because the subscription fee is thereafter billed monthly at a fixed rate based on the level of service selected. Access to the internet-based studio suite of the products is delivered together, and the individual products within the suite cannot be sold separately. Access is delivered immediately upon sign up and order acceptance.

A monthly subscription is cancellable at any time. The relevant subscription fee is fully refundable if such cancellation is made in writing in accordance with the Company’s policies but only for the current month.

Monthly Subscriptions

The Company recognizes revenue from sales of a month’s subscription to retail customers and sales to Affiliates for their recurring subscription to the internet-based suite of products in accordance with generally accepted accounting principles and based on the fair value of such suite of products. Fair value is determinable because the subscription fee is billed at a fixed rate based on the level of service selected. Funds collected in advance of the billing period are deferred. A monthly subscription is cancellable at any time. The Company records an allowance for potential chargebacks on subscription fees based on an analysis of historical data for the four months preceding the date of measurement. The accuracy of these estimates is dependent on the rate of future chargebacks being consistent with the historical rate. Increases or decreases to the sales allowance are charged to revenue.

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

Apparel and Merchandise

The Company also sells select products to Affiliates to assist them in building their businesses and in selling subscriptions to the portal. Revenue for these sales including shipping revenue is recognized when all the criteria of SAB No. 104 described above are met, which is generally upon shipment.

Conferences and Events

The Company also earns fees for certain events it hosts such as sales and training conferences and seminars. Revenue is recognized when all of the criteria of SAB No. 104 described above are met, which is generally after the event has occurred. Amounts collected prior to the event are reflected as deferred revenue, and recognized after the event has occurred. As of December 31, 2007, the Company had $0 in deferred revenue related to conferences and events.

Shipping and Handling Fees

Shipping and handling fees are billed to customers and included in revenue. The related costs are included in cost of goods sold. Shipping and handling costs are charged to expense as incurred. Total shipping and handling costs of $426 and $349 are included in cost of goods sold for the years ended December 31, 2007 and 2006, respectively.

Product Returns and Cancellations

Affiliate business packages and merchandise returned within the first 30 days of purchase are generally refunded at 90 percent of the sales price. Returned products that were damaged during shipment to the customer are replaced immediately at the Company’s expense.

The sales allowance is a monthly estimate of refunds to be issued on affiliate business packages that have been shipped but are still subject to the Company’s return policy at month end. The allowance is based on an analysis of the historical rate of credits and refunds, using the latest four months activity. Increases or decreases to the sales allowance are charged to revenue.

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

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

Valuation Assumptions

The fair value of options and warrants were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006
Dividend yield	-0-	-0-
Risk-free interest rate	4.50% - 4.64%	4.50%
Expected volatility	42.00% - 68.38%	50.00%
Expected life of options	5 years	4- 6 years

Earnings (Loss) Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share”, requires presentation of basic earnings per share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding have been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the Exchange transaction as if these shares had been outstanding as of the beginning of the earliest period presented. The 964,657 shares issued to the legal acquirer are in included in the weighted average share calculation from June 15, 2006, the date of the Exchange Agreement.

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

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

The following is a reconciliation of the calculation of basic and diluted earnings per share for the years ended December 31, 2007 and 2006.

	2007			2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share:
Income available to common stockholders	($2,579)	23,952,916	$(.11)	$480	21,032,218	$0.02

Effect of Dilutive Securities:
Options and warrants	-	-	-	-	1,799,980	-

Diluted earnings per share	($2,579)	23,952,916	$(.11)	$480	22,832,198	$0.02

Options and warrants to purchase 1,374,710 and 1,399,706 shares of common stock at various prices, respectively, were outstanding during the year ended December 31, 2007 but were not included in the computation of diluted earnings per share for this period because the Company incurred a loss for this period, and their effect would be anti-dilutive. Options to purchase 291,500 shares of common stock at $7.75 per share were outstanding during the year ended December 31, 2006 but were not included in the computation of diluted earnings per share for this period because the options’ exercise price was greater than the average market price of the common shares during this period, and their effect would be anti-dilutive.

Member Incentives

The Company’s commission structure is based on a multi-tiered affiliate program. Commissions are recorded for sales, including commissions based on bonus points assigned to products which are independent of the product’s price. Commissions totaled $10,117 and $10,459 for the years ended December 31, 2007 and 2006, respectively, and are included in the accompanying consolidated statements of operations.

Income Taxes

VMdirect had 11 individual members until June 15, 2006. After the exchange transaction, the Company became the sole member of VMdirect. Federal income tax obligations for the period through and including June 15, 2006 were passed through to the previous members of VMdirect, and the Company recorded no provision for such taxes. The Company has agreed with the previous members of VMdirect that the Company will not make any distributions to pay tax liabilities, if any, on income earned prior to June 15, 2006. Consequently, the taxes, if any, on the income of VMdirect through June 15, 2006 are payable individually by each member.

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

The Company accounts for income taxes and related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

Foreign Currency Translation

The functional currency of the Company’s UK subsidiary is the pound sterling and the functional currency of the Company’s Ireland subsidiary is the Euro. The foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at period end exchange rates; investment, revenue and expense accounts are translated at the average rates during the period in accordance with SFAS No. 52, “Foreign Currency Translation.” The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of “Other comprehensive income” in the accompanying balance sheet.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” established rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s foreign currency translation adjustments to be reported as a separate component (comprehensive income/loss) of stockholders’ equity. The components of comprehensive income (loss) are as follows:

	Years ended December 31,
	2007	2006
Net Income (Loss)	($2,579)	$480
Foreign Currency Translation	8	(19)
Unrealized gain (loss) on investment, (net of taxes of $141)	(273)	-
Comprehensive Income (Loss)	($2,844)	$461

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

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

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

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

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

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

DigitalFX International’s chief operating decision-maker is considered to be the chief executive officer (CEO). Based on the financial information reviewed by the CEO, the Company has determined that it operates in a single operating segment, specifically, digital web-based communications services.

The following table presents net revenue by category for the years ended December 31, 2007 and 2006.

Revenue:	December 31, 2007	December 31, 2006
Subscription fees for access plans and administrative tools	$17,620	$11,848
Affiliate business packages	4,128	7,745
Upgrades to business packages	1,074	1,552
Merchandise and Shipping fees	419	921
Event and Conference revenue	270	734
Total Revenue	$23,511	$22,800

The breakdown of revenues generated by geographic region for the years ended December 31, 2007 and 2006 is as follows:

	December 31, 2007	December 31, 2006
United States, Canada & Mexico	90%	89%
United Kingdom	2%	3%
Australia	5%	7%
New Zealand	1%	1%
Europe	2%	-
	100%	100%

Assets and liabilities located in countries outside the United States were not material at December 31, 2007 or 2006.

The breakdown of revenues generated by customer type for the years ended December 31, 2007 and 2006 is as follows:

	December 31, 2007	December 31, 2006
Affiliates	90%	94%
Retail customers	10%	6%
	100%	100%

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

Note 4.  Inventories

At December 31, 2007, Inventories, net consisted of the following:

Electronic parts and components	$250
Kits, cameras and merchandise	615
Less: allowance for obsolete inventory	(16)
$849

Note 5.  Restricted Cash

Pursuant to its Convertible Notes Payable agreements described in Note 9, the Company was required to have letters of credit issued in the aggregate amount of $2,000,000 (for which the Company provided the collateral) for the benefit of the Investors. The letters of credit, which were issued by Wells Fargo Bank, N.A., have an initial term expiring on December 31, 2008 with automatic extensions unless Wells Fargo Bank, N.A. delivers written notice of non-renewal, and provide that the Investors may draw on the letters of credit in the event that (1) the Company fails to meet certain equity conditions listed in the Notes (described in Note 9), (2) an event of default has occurred and is continuing under the Notes, or (3) Wells Fargo Bank, N.A. has provided a notice of non-renewal prior to the occurrence of certain conditions set forth in the Notes. At December 31, 2007, the Company classified the $2,000,000 as restricted cash on its consolidated balance sheet. Subsequent to December 31, 2007, the funds were returned to the Investors as part of a restructuring of the Convertible Notes Payable (see Note 15).

Note 6.   Convertible Secured Promissory Note from Related Party

On June 8, 2007, the Company entered into a Subscription, Loan and Rights Agreement (the “SaySwap Agreement”) with SaySwap, Inc. (“SaySwap”) pursuant to which the Company agreed to purchase a Senior Secured Convertible Promissory Note (the “SaySwap Note”) issued by SaySwap in the principal amount of $225, and a warrant (the “SaySwap Warrant”) to purchase 26.1 shares of SaySwap’s common stock. SaySwap is a company that is 60% owned by the Company’s Chief Operating Officer and members of his immediate family.

The SaySwap Note accrues interest at a rate of 8% per annum and has a maturity date of April 24, 2009, provided, however, that if SaySwap consummates a qualified financing (as defined in the SaySwap Note), SaySwap is required to repay the outstanding principal amount and all accrued interest on the SaySwap Note within 10 days of the consummation of such qualified financing. The Company may also declare the outstanding principal and accrued interest due and payable in the event of a default under the SaySwap Note. The SaySwap Note is convertible, at the Company’s option, into shares of SaySwap’s common stock, at any time prior to 30 days before the maturity date or three days before the consummation of a qualified financing. As security for SaySwap’s obligations under the SaySwap Note, SaySwap also granted to the Company a first priority security interest in all of SaySwap’s assets.

The SaySwap Warrant entitles the Company to purchase 26.1 shares of SaySwap’s common stock at a per share price of $3,831. The SaySwap Warrant expires on May 31, 2010.

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

Pursuant to the terms of the SaySwap Agreement, the Company is entitled to demand that SaySwap register the shares of SaySwap’s common stock issuable upon conversion of the SaySwap Note or exercise of the SaySwap Warrant (the “Underlying SaySwap Shares”) at such time that SaySwap files a registration statement with the Securities and Exchange Commission.

Note 7.    Investments

Investments consist of the following at December 31, 2007:

	At Cost	Valuation Reserve	Net
Fusion Telecommunications Int’l	$700	$(414)	$286
CJ Vision Enterprises, Inc.	816	-	816
Transparensee Systems, Inc.	175	(175)	-
	$1,691	$(589)	$1,102

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

At December 31, 2007, the fair value of the Company’s common share equivalents in Fusion was $286. As the decline in the fair value of the Company’s investment is considered temporary, the Company recorded an unrealized loss on its investment of $273 ($141, net of tax), as a component of accumulated other comprehensive loss in the accompanying statement of stockholders’ equity.

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

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

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

 CJ Vision Enterprises, Inc.

On June 1, 2007, the Company subscribed to purchase 72 shares of the Series A Redeemable Convertible Preferred Stock of C J Vision Enterprises, Inc. (“CJVE”), and deposited with CJVE the aggregate purchase price of $216. CJVE’s Series A Redeemable Convertible Preferred Stock will be convertible on a one-for-one basis into shares of CJVE’s common stock, will accrue dividends at a rate of 8% per annum, payable in kind, will be mandatorily redeemable on the fifth anniversary of the date of issuance, and will have a liquidation preference of $3 per share plus accrued and unpaid dividends which will be senior to the liquidation preference for CJVE’s common stock. On June 15, 2007, the Company purchased from CVJE 20 shares of the common stock of CJVE for aggregate consideration of $600.

     A member of the Board of Directors of CJVE, Emanuel Gerard, is also a member of the Board of Directors of the Company.

At December 31, 2007, the Company’s investment in CJVE is carried at cost of $816, which approximates its fair value.

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

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

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

At December 31, 2007, the Company assessed its investment for impairment and recorded a valuation reserve of $175 which reduced the fair value of its investment to $0. No interest income has been recognized for the year ended December 31, 2007.

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

Note 8.  Property and Equipment

Property and equipment at December 31, 2007 consists of the following:

Furniture and fixtures	$47
Computers and equipment	441
Purchased software	716
1,204
Less: accumulated depreciation and amortization	(576)
$628

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

All property and equipment above is depreciated over a three year life. Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was $319 and $135, respectively.

Note 9.  Convertible Notes Payable

On November 29, 2007, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Portside Growth and Opportunity Fund, Highbridge International, LLC and Iroquois Master Fund, Ltd. (the “Investors”) pursuant to which it issued, on November 30, 2007, an aggregate principal amount of $7.0 million of three-year senior secured convertible notes (the “Notes”), and five-year warrants (“Warrants”) to purchase an aggregate of 875,000 shares of the Company’s common stock at $2.93 per share, to the Investors.

The Notes carry interest at 7.50% per annum on the unpaid/unconverted principal balance, payable quarterly in cash, and are secured on a senior basis against all of the Company’s assets and by the guaranty of the Company’s subsidiaries. Interest on the Notes is payable quarterly in cash commencing on January 1, 2008 and continuing through the maturity date of the Notes.

The Notes convert to approximately 2,500,000 shares of common stock, based on an initial conversion price of $2.80 per share. The Notes are convertible at the option of the Investors prior to their maturity. Additionally, beginning 12 months after closing, and provided that no event of default has occurred subject to the satisfaction of certain equity conditions, the Company can require the Investors to convert the Notes, at the then applicable conversion price, into shares of its common stock if the simple average of the daily volume weighted average price of the Company’s common stock is $4.90 for twenty (20) consecutive trading days.

The Notes include customary anti-dilution provisions. From November 30, 2007 through May 30, 2009 (provided that the Notes are outstanding), if the Company issues or sells, or is deemed to have issued or sold, any shares of its common stock (other than certain excluded issuances) for a consideration per share less than the per share conversion price in effect immediately prior to such issuance or sale, then immediately after such issuance or sale the per share conversion price then in effect pursuant to the Notes shall be reduced to the issuance price per share of such newly issued or sold securities.

From and after May 31, 2009 (provided that the Notes are outstanding), if the Company issues or sells, or is deemed to have issued or sold, any shares of its common stock (other than certain excluded issuances) for a consideration per share less than the per share conversion price in effect immediately prior to such issuance or sale, then immediately after such issuance or sale the per share conversion price then in effect pursuant to the Notes shall be reduced to an amount equal to the product of (A) the conversion price in effect immediately prior to such issuance or sale and (B) the quotient determined by dividing (1) the sum of (I) the product derived by multiplying the conversion price in effect immediately prior to such issuance or sale and the number of shares of the Company’s common stock deemed outstanding immediately prior to such issuance or sale plus (II) the consideration, if any, the Company receives upon such issuance or sale, by (2) the product derived by multiplying (I) the conversion price in effect immediately prior to such issuance or sale by (II) the number of shares of its common stock deemed outstanding immediately after such issuance or sale.

The maturity date of the Notes is November 30, 2010. The Investors will be entitled to accelerate the maturity date of the Notes in the event that an event a default occurs under the Notes, including, without limitation, if the Company fails to register for resale the shares underlying the Notes and Warrants within the time periods specified in the Registration Rights Agreement (as described below), if the Company fails to pay any amount under the Notes when due, if a judgment is rendered against the Company in an amount set forth in the Notes, if the Company breaches any representation or warranty under the Securities Purchase Agreement or other transaction documents, or if the Company fails to comply with the specified covenants set forth in the Notes.

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

Upon the occurrence of an event of default under the Notes, the Investors may require the Company to redeem all or any portion of the Notes by delivering written notice thereof to the Company. The portion of the Notes being redeemed shall be redeemed by the Company at a price equal to the greater of (i) the product of (A) the amount being redeemed and (B) the applicable redemption premium (between 100% and 125%) and (ii) the product of (A) the number of shares of the Company’s common stock issuable upon the conversion of such amount and (B) the greater of (I) the closing sale price of the Company’s common stock on the date immediately preceding such event of default, (II) the closing sale price of the Company’s common stock on the date immediately after such event of default and (III) the closing sale price of the Company’s common stock on the date the Investor delivers a redemption notice in connection with an event of default.

On May 30, 2008, if the Company fails to meet certain equity conditions listed in the Notes, the Investors shall have the right to require the Company to redeem, by delivering written notice thereof to it, an amount equal to each Investor’s pro rata amount of the lesser of (x) the aggregate principal amount of the Notes outstanding as of such date and (y) either (i) if on such date the arithmetic average of the weighted average price of the Company’s common stock during the five (5) trading day period ending on the trading day immediately preceding such date is less than $2.6412, $2,000 or (ii) if on such date the arithmetic average of the weighted average price of the Company’s common stock during the five (5) trading day period ending on the trading day immediately preceding such date is not less than $2.6412, the lesser of (x) $2,000 and (y) the principal amount of the Notes equal to the number of shares excluded from the registration statement filed by the Company as may be required by the SEC pursuant to Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), up to a maximum of $2,000. The portion of the Notes subject to redemption under these provisions shall be redeemed by the Company in cash at a price equal to the amount being redeemed or, at the Investor’s sole option, by such Investor drawing such amount from the letter of credit issued for the benefit of such Investor.

The letters of credit were issued by Wells Fargo Bank, N.A. in the aggregate amount of $2,000 (for which the Company provided the collateral) for the benefit of the Investors, have an initial term expiring on December 31, 2008 with automatic extensions unless Wells Fargo Bank, N.A. delivers written notice of non-renewal, and provide that the Investors may draw on the letters of credit in the event that (1) the Company fails to meet certain equity conditions listed in the Notes, (2) an event of default has occurred and is continuing under the Notes, or (3) Wells Fargo Bank, N.A. has provided a notice of non-renewal prior to the occurrence of certain conditions set forth in the Notes. As described in Note 4, the $2,000 is reflected as Restricted Cash in the accompanying balance sheet.

The Company is required to achieve specified EBITDA and revenue targets in each of the fiscal quarters during which the Notes are outstanding. The Company is also required to maintain available cash equal to four times the quarterly cash burn rate (as set forth in the Notes) in each of the fiscal quarters during which the Notes are outstanding. Any failure by the Company to achieve an EBITDA, revenue or available cash target in any fiscal quarter will be considered a breach of the financial covenant. The Company is also prohibited from paying dividends until the Notes are converted, redeemed or otherwise satisfied.

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

Upon the exercise of the Warrants, the Company is currently obligated to sell up to an aggregate of 875,000 shares of the Company’s common stock to the Investors at a per share exercise price of $2.93. Except for Warrants to purchase the Company’s common stock issued to the Investors in connection with this transaction, the Investors do not own any other securities issued by the Company.

The Warrants include customary anti-dilution provisions. From November 30, 2007 through May 30, 2009 (provided that the Warrants are outstanding), if the Company issues or sells, or is deemed to have issued or sold, any shares of the Company’s common stock (other than certain excluded issuances) for a consideration per share less than the per share exercise price in effect immediately prior to such issuance or sale, then immediately after such issuance or sale the per share exercise price then in effect pursuant to the Warrants shall be reduced to the issuance price per share of such newly issued or sold securities, and the number of shares purchasable upon exercise of the Warrants shall be adjusted to that number determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares of the Company’s common stock acquirable upon exercise of the Warrants immediately prior to such adjustment and dividing the product thereof by the new exercise price resulting from such adjustment.

From and after May 31, 2009 (provided that the Warrants are outstanding), if the Company issues or sells, or is deemed to have issued or sold, any shares of its common stock (other than certain excluded issuances) for a consideration per share less than the per share exercise price in effect immediately prior to such issuance or sale, then immediately after such issuance or sale the per share exercise price then in effect pursuant to the Warrants shall be reduced to an amount equal to the product of (A) the exercise price in effect immediately prior to such issuance or sale and (B) the quotient determined by dividing (1) the sum of (I) the product derived by multiplying the exercise price in effect immediately prior to such issuance or sale and the number of shares of its common stock deemed outstanding immediately prior to such issuance or sale plus (II) the consideration, if any, the Company receives upon such issuance or sale, by (2) the product derived by multiplying (I) the exercise price in effect immediately prior to such issuance or sale by (II) the number of shares of the Company’s common stock deemed outstanding immediately after such issuance or sale, and the number of shares purchasable upon exercise of the Warrants shall be adjusted to that number determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares of the Company’s common stock acquirable upon exercise of the Warrants immediately prior to such adjustment and dividing the product thereof by the new exercise price resulting from such adjustment.

The Company is not permitted to enter into any merger, consolidation, change of control, asset sale or similar transaction unless the successor entity is a publicly traded corporation and such successor entity assumes in writing all of the Company’s obligations under the Notes, Warrants and the other related transaction documents. Upon the occurrence of a change of control the Investors may require the Company to redeem all or any portion of the Notes by delivering written notice thereof to the Company. The portion of the Notes being redeemed shall be redeemed by the Company at a price equal to the greater of (i) the product of (x) the amount being redeemed and (y) the quotient determined by dividing (A) the greater of the closing sale price of its common stock immediately prior to the consummation of the change of control, the closing sale price of the its common stock immediately following the public announcement of such proposed change of control and the closing sale price of its common stock immediately prior to the public announcement of such proposed change of control by (B) the conversion price and (ii) 125% of the amount being redeemed.

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

If at any time the Company grants, issues or sells any options, convertible securities or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of the Company’s common stock, then the Investors will be entitled to acquire, upon the terms applicable to such purchase rights, the aggregate purchase rights which the Investors could have acquired if they had held the number of shares of the Company’s common stock acquirable upon complete conversion of the Notes and exercise of the Warrants immediately before the date on which a record is taken for the grant, issuance or sale of such purchase rights, or, if no such record is taken, the date as of which the record holders of the Company’s common stock are to be determined for the grant, issue or sale of such purchase rights.

At the closing, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors pursuant to which, among other things, the Company agreed to provide registration rights with respect to the shares of the Company’s common stock underlying the Notes and Warrants under the Securities Act and applicable state securities laws. The Registration Rights Agreement provides that the Company must register for resale 130% of the sum of (i) the aggregate number of shares of the Company’s common stock issued or issuable upon conversion of the Notes as of the trading day immediately preceding the date the registration statement is initially filed with the SEC and (ii) the aggregate number of shares of the Company’s common stock issued or issuable upon exercise of the Warrants as of the trading day immediately preceding the date the registration statement is initially filed with the SEC.

The Registration Rights Agreement also provides that if (i) the Company does not file a registration statement on or before December 30, 2007, (ii) a registration statement is not declared effective on or prior to a certain required effectiveness date, or (iii) after its effective date, such registration statement ceases to remain continuously effective and available to the Investors at any time prior to the expiration of a certain effectiveness period subject to certain grace periods, then the Company must pay the Investors, as a result of the event and for each month thereafter that such event continues, an amount in cash as partial damages equal to 1% of the aggregate purchase price paid by the Investors pursuant to the Securities Purchase Agreement for the shares underlying the Notes and Warrants then held by the Investors. Pursuant to this agreement, the Company filed a registration statement on Form S-3 with the SEC to register for resale the shares of the Company’s common stock underlying the Notes and Warrants held by the selling stockholders.

Under the Registration Rights Agreement, the Company is also required to indemnify the Investors and their affiliates against any losses, claims or damages incurred in investigating, preparing or defending any action, claim or administrative proceeding, whether pending or threatened, to which any of them may become subject insofar as such claims arise out of or are based upon: (i) any untrue statement or alleged untrue statement of a material fact in a registration statement or any post-effective amendment thereto or in any filing made in connection with the qualification of the offering under the securities or other “blue sky” laws of any jurisdiction in which registrable securities are offered, or the omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, (ii) any untrue statement or alleged untrue statement of a material fact contained in any preliminary prospectus if used prior to the effective date of such registration statement, or contained in the final prospectus (as amended or supplemented, if the Company files any amendment thereof or supplement thereto with the SEC) or the omission or alleged omission to state therein any material fact necessary to make the statements made therein, in the light of the circumstances under which the statements therein were made, not misleading, (iii) any violation or alleged violation by the Company of federal securities laws, any other law, including, without limitation, any state securities law, or any rule or regulation thereunder relating to the offer or sale of the registrable securities pursuant to a registration statement or (iv) any violation of the Registration Rights Agreement. The Company is also required to file with the SEC in a timely manner all reports and other documents required under federal securities laws so long as the Company remains subject to such requirements and the filing of such reports and other documents is required for the applicable provisions of Rule 144 under the Securities Act.

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

Maxim Group L.L.C. acted as placement agent in connection with the transaction. For their services as placement agent, the Company was required to pay Maxim an aggregate commission in cash equal to 8% of the gross proceeds from the sale of the Notes and Warrants, a non-accountable expense allowance of 1% of the gross proceeds from the sale of the Notes and Warrants, plus a warrant to purchase 7% of the shares underlying the Notes and Warrants issuable to the Investors. The Company issued a warrant to purchase 236,250 shares of the Company’s common stock with an exercise price of $2.93 and a term of 5 years to Maxim and paid Maxim a fee of $460 (with additional amounts to be paid upon the expiration of certain letters of credit). The warrant the Company issued to Maxim contains the same anti-dilution provisions as the Warrants issued to the Investors.

The initial fair value of the conversion feature was $370 and the initial fair value of the warrants was $1,070 based upon the relative value of the Black Sholes valuation of the warrants and the underlying debt amount. For the Black Sholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.63%, expected volatility of 68.38% and an expected term of the warrants of 5 years.

Deferred financing costs, which consist of cash paid at closing of the Notes and the fair value of the warrants issued to the placement agent totaled $961, have been reflected as deferred financing fees on the accompanying balance sheet as of December 31, 2007.

The fair value of warrants and the beneficial conversion of the notes have been reflected by the Company as a valuation discount and offset to the carrying value of the Notes, are amortized over the term of the Notes. For the year ended December 31, 2007, the Company amortized $111 related to these transactions and is reflected as financing costs in the Company’s consolidated statements of operations.

As described in Note 15, on March 26, 2008, the Company substantially amended the terms of the Securities Purchase Agreement. Pursuant to EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, a substantial modification in terms of an existing debt, should be reported a debt extinguishment. Thus, the Company’s modification in terms is expected to result in a loss on extinguishment of debt, which will be reflected in the Company’s consolidated statements of operations for the three months ended March 31, 2008.

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

Note 10.    Equity Transactions

Merger and Stock Split

As described in Note 1, on June 15, 2006, Qorus issued to the members of VMdirect 1,014,589 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of Qorus which were converted into 1,057,547,456 shares of Qorus’ common stock. The number of shares of Preferred Stock issued to the Members and the number of Conversion Shares gives effect to the issuance of 361,603 membership units by VMdirect for an aggregate purchase price of $625, a transaction that was completed immediately prior to the Closing, resulting in net proceeds to the Company of $594,000.

On August 1, 2006, the Company affected a 1 for 50 reverse stock split. The effect of this stock split has been retroactively reflected in the financial statements as if the stock split occurred at the beginning of the earliest period reported. The stock split converted the 1,057,547,456 shares of Qorus’ common stock into approximately 21,150,959 shares of common stock of the Company, of which 1,519,780 shares relate to the sale of membership units by VMdirect consummated immediately prior to the closing and the remaining 19,631,179 shares represent the converted shares outstanding as of December 31, 2005.

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

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

The Registration Rights Agreement provides for anti-dilution provisions that state if the Company issues or sells any shares of its common stock or common stock equivalents at a price lower than $4.75 per share at any time during the one year period following the Closing, the Company is obligated to issue to the Investors a compensating amount of shares. In December 2007, the Company issued 696,429 shares of common stock to the Investors pursuant to these anti-dilution provisions, which were triggered by the issuance of shares to the Investors of the Convertible Notes Payable described in Note 9. The issuance of these shares has been reflected as a stock dividend in the accompanying financial statements.

Distributions

Prior to the merger transaction described above, members of VMdirect received distributions of $265 for the year ended December 31, 2006.

Other

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

Note 11.    Stock Options and Warrants

Options

The Company’s 2006 Stock Incentive Plan was adopted by its board of directors and became effective in August, 2006. The total number of shares reserved for issuance under this plan was 1,537,501. The number of shares reserved for issuance under the 2006 Stock Incentive Plan is subject to an annual increase on the first day of each fiscal year during the term of the 2006 Stock Incentive Plan, beginning January 1, 2007, in each case in an amount equal to the lesser of (i) 1,000,000 shares of common stock, (ii) 5% of the outstanding shares of common stock on the last day of the immediately preceding year, or (iii) an amount determined by the Company’s board of directors. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 2006 Stock Incentive Plan. The Company’s board of directors did not increase the total number of shares reserved for issuance under the 2006 Stock Incentive Plan for the fiscal year beginning January 1, 2007.

The 2006 Stock Incentive Plan will terminate after 10 years from the effective date, unless it is terminated earlier by the Company’s board of directors. The plan authorizes the award of stock options, stock purchase grants, stock appreciation rights and stock units.

The 2006 Stock Incentive Plan provides for the grant of both incentive stock options that qualify under Section 422 of the Internal Revenue Code and nonqualified stock options. Incentive stock options may be granted only to the Company’s employees or to employees of any of the Company’s parents or subsidiaries. All awards other than incentive stock options may be granted to the Company’s employees, officers, directors, consultants, independent contractors and advisors or employees, officers, directors, consultants, independent contractors and advisors of any of the Company’s parents or subsidiaries. The exercise price of incentive stock options must be at least equal to the fair market value of the Company’s common stock on the date of grant. The exercise price of incentive stock options granted to 10% shareholders must be at least equal to 110% of that value. The exercise price of nonqualified stock options will be determined by the administrator of the plan when the options are granted. The term of options granted under the Company’s 2006 Stock Incentive Plan may not exceed 10 years and typically vest over four years, with 25% of the options vesting after 12 months and 75% vesting monthly over the remaining three years.

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

As of December 31, 2007, 550,246 shares were available for grant under the 2006 Stock Incentive Plan.

The following is a summary of option activity (including plan and non-plan options) for the years ended December 31, 2007 and 2006 (in thousands, except per share data):

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at January 1, 2006	818	$0.26	$0.26
Granted	560	$0.33-$7.75	$5.47
Exercised	-	-	-
Cancelled	(200)	$0.26-$7.75	$3.89
Outstanding at December 31, 2006	1,178	$0.26-$7.75	$2.12
Granted	557	$3.08-$4.20	$3.73
Exercised	(169)	$.26-$.33	$.27
Cancelled	(192)	$.26-$7.75	$1.10
Outstanding at December 31, 2007	1,374	$0.26-$7.75	$3.14
Exercisable at December 31, 2007	514	$0.26-$7.75	$1.98

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

The following table summarizes information regarding options outstanding at December 31, 2007:

	Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (months)	Aggregate Intrinsic Value
Shares Granted Quarter Ended December 31, 2005	534	$0.26	$0.26	14	607
Shares Granted Quarter Ended March 31, 2006	22	$0.33	$0.33	2	23
Shares Granted Quarter Ended September 30, 2006	277	$7.75	$7.75	21	-
Shares Granted Quarter Ended March 31, 2007	66	$3.50	$3.50	5	-
Shares Granted Quarter Ended June 30, 2007	131	$3.65-$4.20	$3.90	11	-
Shares Granted Quarter Ended September 30, 30, 2006	344	$3.08-$3.80	$3.71	30	-
Outstanding at December 31, 2007	1,374	$0.26-$7.75	$3.32	83	$631
Exercisable at December 31, 2007	514	$0.26-$7.75	$1.98	83	-

There were 168,817 stock options exercised during the year ended December 31, 2007 from which the Company received $47 in cash proceeds. The Company recognized compensation expense from vesting of stock options of $563 and $305 for the years ended December 31, 2007 and 2006, respectively, and had estimated future compensation expense from these stock options of $1,604 at December 31, 2007 which will be recognized over the remaining estimated weighted useful life of 85 months.

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

On November 30, 2007, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Portside Growth and Opportunity Fund, Highbridge International, LLC and Iroquois Master Fund, Ltd. (the “Investors”) pursuant to which the Company agreed to issue an aggregate principal amount of $7.0 million of three-year senior secured convertible notes (the “Notes”), and five-year warrants (“Warrants”) to purchase an aggregate of 875,000 shares of the Company’s common stock at an exercise price of $2.93, subject to certain resets as discussed in Note 9, to the Investors. The warrants vested immediately at the grant date.

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

Additionally on November 30, 2007, the Company granted warrants to purchase 236,250 shares of common stock at an exercise price of $2.93, subject to certain resets, to Maxim Group, LLC. Maxim Group LLC acted as placement agent in connection with the notes. The warrants vested immediately at the grant date.

The fair value of these warrants will be expensed over the life of the debt as a part of interest expense.

During the year ended December 31, 2007, 768,374 warrants were exercised to obtain 713,901 shares of common stock. The Company recognized compensation expense from warrants of $0 and $175 during the years ended December 31, 2007 and 2006, respectively.

The following is a summary of stock purchase warrant activity for the years ended December 31, 2007 and 2006 (in thousands, except per share data):

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,552	$0.26	$0.26
Granted	-	-	-
Exercised	(165)	0.26	0.26
Cancelled	(330)	0.26	0.26
Outstanding at December 31, 2006	1,057	0.26	0.26
Granted	1,111	2.93	2.93
Exercised	(768)	0.26	0.26
Cancelled	-	-	-
Outstanding at December 31, 2007	1,400	$2.38	$2.38
Exercisable at December 31, 2006	1,400	$2.38	$2.38

The following table summarizes information regarding warrants outstanding at December 31, 2007:

	Shares	Exercise Price	Weighted Average Remaining Contractual Term (months)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,400	$0.26-$2.93	55	$328
Exercisable at December 31, 2007	1,400	$0.26-$2.93	55	$328

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

Note 12.    Related Parties

RazorStream, LLC

On January 29, 2007, the Company entered into an Amended and Restated License, Hosting and Services Agreement (the “Amended Agreement”) with RazorStream. The Amended Agreement amends and restates the Licensing, Hosting and Services Agreement effective May 1, 2005, between the Company and RazorStream.

Pursuant to the terms of the Amended Agreement, RazorStream will provide hosting, maintenance and support services for each individual website operated by the Company or any third party authorized by the Company. While the initial term of the Amended Agreement ended on January 15, 2008, the Amended Agreement remains operative thereafter unless terminated by either party upon 60 days prior written notice. Under the terms of the Amended Agreement, for each individual website operated by the Company or any third party authorized by the Company, RazorStream (a) charges the Company $5 per new subscriber account exceeding 20,000 accounts (purchasable in 20,000 account increments); (b) is entitled to (1) ten percent (10%) of the Company’s total gross revenue from all active subscriber accounts, with a minimum amount of $0.69 per each such subscriber account per month, and (2) some portion of revenue to be mutually agreed upon by the parties for all advertising-based “free” subscriber accounts (which the Company does not currently provide), provided, however that such terms will provide for a minimum amount of $0.25 per each such subscriber account per month (which cost the Company will account for as marketing expense); and (c) effective February 1, 2007, is entitled to a minimum guarantee of $50,000 per month that is non-refundable but that will be credited against the above fees. The Company may, from time to time, engage RazorStream for non-recurring engineering services at a rate of $200 per hour. The fees above apply independently to each individual website operated by the Company or any third party authorized by the Company, and no fees charged with respect to any individual website, and no subscriber account applied with respect to any individual website, shall be aggregated with any fees or subscriber accounts, respectively, applied to any other website.

In connection with the services discussed above, the Company incurred expenses of $2,029 and $1,554 during the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, the accompanying consolidated balance sheet reflects prepaid bandwidth charges, affiliates of $51, which represents amounts paid in advance to RazorStream for services discussed above.

In addition, the Company, in conjunction with RazorStream, is in process of developing a unique internet appliance (“Set Top Box”) which will allow users the ability to access their DigitalFX Studio features, stream high resolution on demand audio and video content and participate in the social network, all from their television. During the year ended December 31, 2007, the Company made payments to RazorStream of $225 for development costs in association with the Set Top Box project.

Other Related Party Transactions

As described in Note 6, the Company has a convertible note receivable with SaySwap totaling $225. SaySwap is a Company that is 60% owned by the Company’s Chief Operating Officer and members of his immediate family.

As described in Note 7, the Company has an investment in CJVE totaling $816. A member of the Board of Directors of CJVE, Emanuel Gerard, is also a member of the Board of Directors of the Company.

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

During the year ended December 31, 2007, the Company made payments to Vayan Marketing Group, LLC totaling $225 under an agreement to provide auto-responder services to the Company. The agreement expired in December, 2007 and has been renewed on a month to month basis by the Company at a monthly rate of $5. An officer of Vayan Marketing Group, LLC is an immediate family member of one of the managers of our majority shareholder, of VM Investors, LLC.

Note 13.    Income Taxes

The Company’s income tax provision was computed based on the federal statutory rate, as adjusted for permanent items. No tax provision was recorded prior to June 16, 2006 because the income tax obligations for this period were passed through to the members of VMdirect. Deferred taxes were recorded as the result of a change in the Company’s tax status based on temporary differences existing at June 16, 2006. The provision (benefit) for income taxes consists of the following for the years ended December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006

Current tax provision - federal	$912	$231
- foreign	0	58
Deferred tax provision - federal	(1,693)	(176)
- foreign	(31)	0
Income tax provision (benefit)	$(812)	$113

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the years ended December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Income before income tax provision	$(3,391)	$593
Expected tax (federal statutory rate 34%)	(1,152)	202
Permanent differences	194	259
Foreign tax rate difference	94	(17)
Change in valuation allowance	41
Other:
Income not taxed at company level	-	(208)
Tax provision due to change in tax status	-	(71)
Other differences	11	(52)
Income tax provision	$(812)	$113

The Company recorded a valuation allowance of $41 against deferred tax assets related to the Company’s Ireland Subsidiary at December 31, 2007. Management has determined, based on the Company’s history and expectations for the future, that operating income of the Company will more likely than not be sufficient to fully recognize the deferred tax assets in excess of the $41 valuation allowance. In the year ended December 31, 2007, the Company recorded as an addition to paid-in-capital a tax benefit of $904 for the tax effect of tax deductions in excess of recorded compensation expense related to stock based compensation.

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

The Company’s provision for income taxes at December 31, 2006 was based on income for the period from June 16, 2006 to December 31, 2006 as adjusted for timing differences outstanding at the date that DigitalFX became the sole member of VMdirect. The Company’s income tax provision was computed based on the net income taxes and proforma net income below reflect the effect as if the Company had been taxed in accordance with Subchapter C of the Internal Revenue code (a “C” Corporation) for the year ended December 31, 2006.

December 31, 2006
Income taxes:
As reported	$113
Proforma	$392

Net income
As reported	$480
Proforma	$201
Net income per share	$0.01

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 2007 are as follows:

December 31, 2007
Stock based compensation	$19
Depreciation and amortization	31
Allowance for sales returns	23
Inventory reserve	6
Accrued vacation	17
Net operating loss carryforward	1,845
Other comprehensive income	140
Valuation allowance	(41)
Net deferred income tax asset	$2,040

The Company had a total federal net operating loss carryforward of approximately $5,216 to offset future taxable income. If not used to offset future taxable income, the net operating loss will expire in 2027.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

The Company files income tax returns in the U.S. federal jurisdiction. The Company is subject to U.S. federal income tax examinations by tax authorities for periods after June 16, 2006, the date at which the Company completed its reverse merger transaction. In addition, the Company files income tax returns in the United Kingdom and Ireland for the foreign subsidiaries located in these jurisdictions. The Company is subject to tax examinations by tax authorities in these jurisdictions, however, as of December 31, 2007, there are no open foreign tax audits or inquiries relating to the Company’s foreign subsidiaries.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

Note 14.    Commitments and Contingencies

Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. Except as is described below, the Company is not currently party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s results of operations or financial position.

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

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

On March 6, 2007, the Company, along with VMdirect and DigitalFX Solutions, was served with a cross complaint for damages filed in the Superior Court of California for the County of Los Angeles, by this same former Affiliate for alleged breach of contract, fraud-intentional misrepresentation, fraud-intentional concealment/omission, fraud-false promises, negligent misrepresentation and infringement of the rights of publicity and privacy, and seeking general, exemplary and punitive damages in amounts to be determined at trial and an order enjoining the Company’s use of his name, image, photograph and likeness for any purpose without his written consent. This former Affiliate alleges that the officers of VMdirect agreed to grant him 60,000 shares of the Company’s common stock, agreed to pay him a percentage of sales to small businesses and enterprises in connection with his creation of certain training materials, agreed to pay for the costs of all training materials created by him and agreed that all training materials which contained his likeness would remain his intellectual property. This former Affiliate also alleges that it was expressly agreed that a copy of such materials would be made available to him for posting as promotional materials on his own website and that his consent for VMdirect to use his image and likeness on its websites would be revocable at any time.

On March 6, 2007, legal counsel for the same former Affiliate filed a Notice of Removal of Action with the United States District Court of the Central District of California seeking to remove the case from the Superior Court of California to the United States District Court. The Company’s legal counsel filed a motion to remand the case back to the Superior Court of California which motion was granted.

On August 31, 2007, the former Affiliate unsuccessfully applied for a temporary restraining order (“TRO”) to enjoin VMdirect from using on its website the training materials featuring the former Affiliate. As a result of this unsuccessful application, the Court ordered VMdirect and DigitalFX Solutions to qualify to do business in California if they wished to proceed with their complaint against the former Affiliate. On December 10, 2007, DigitalFX Solutions qualified to do business in California. On December 14, 2007, VMdirect qualified to do business in California. VMdirect and DigitalFX Solutions complied with the Court order for the purpose of pursuing their litigation against the former Affiliate.

Management believes there exists no basis for the former Affiliate's claims and intends to defend this matter vigorously.  In the event management’s assessment of the case is incorrect, the economic impact on the Company would be insignificant and would not materially affect its operations.

Operating Leases

The Company leased two adjacent facilities under non-cancelable operating leases that expired on January 31 2007. In February, 2007, the Company subsequently consolidated these leases into one and renewed for twelve months at a monthly rental of $17. In December 2007, the Company renewed this lease for an additional term of one year at a monthly rental of $18.

On January 1, 2007 the Company entered into a lease for lodging space in New York City for a term of nine months, ending September 30, 2007 at a monthly rental of $10. In August 2007, the lease was renegotiated. The new term is for one year commencing September 1, 2007 through August 31, 2008 at a monthly rental of $6. On July 1, 2007 the Company entered into a lease for office space in Westlake Village, CA for a term of three years, ending June 30, 2010 at a monthly rental of $3. At December 31, 2007, future minimum lease payments total $300, $36, and $36 for 2008, 2009 and 2010, respectively.

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

Rent expense for the years ended December 31, 2007 and 2006 was $338 and $93, respectively.

Note 15.    Subsequent Events

On March 24, 2008, the Company entered into an Amendment and Exchange Agreement with each of the institutional investors (“Investors”) signatory to that certain Securities Purchase Agreement dated November 29, 2007 (“Securities Purchase Agreement”), pursuant to which, among other things, the Investors purchased from the Company (i) senior secured convertible notes in the aggregate principal amount of $7,000 (the “Existing Notes”), which are convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), in accordance with the terms thereof and (ii) warrants (the “Existing Warrants”), which are exercisable into shares of Common Stock.

Under the terms of the Amendment and Exchange Agreements, the Company and each Investor have agreed to restructure the financing consummated under the Securities Purchase Agreement to reduce the amount of the financing to $3,000, with each Investor receiving repayment of its pro-rata share of $4,000, including $2,000 held in a collateral account for certain letters of credit, through the exchange of Existing Notes for a combination of amended and restated senior secured convertible notes (“Amended and Restated Notes”) and an aggregate of 1,000,000 shares of Common Stock (the “Common Shares”), and through the exchange of Existing Warrants for amended and restated warrants (“Amended and Restated Warrants”). The Amended and Restated Notes will have an aggregate principal amount of $3,000 and a term of three years commencing from November 30, 2007. The Amended and Restated Warrants will have a term of five years commencing from November 30, 2007 and will entitle the Investors to initially purchase an aggregate of 750,002 shares of Common Stock (subject to adjustment as provided in the Amended and Restated Warrants, including pursuant to economic anti-dilution adjustments). The Amended and Restated Notes will carry interest at 7.50% per annum on the unpaid/unconverted principal balance, payable quarterly in cash, and will be secured on a senior basis against all of the assets of the Company. The Company will also be required to make aggregate monthly principal payments of $25, plus accrued interest thereon, beginning July 1, 2008.

The Amended and Restated Notes will convert into approximately 1,500,000 shares (subject to adjustment as provided in the Amended and Restated Warrants, including pursuant to economic anti-dilution adjustments), based on a conversion price equal to $2.00 per share (subject to adjustment as provided in the Amended and Restated Notes, including pursuant to economic anti-dilution adjustments), which shall reset on March 26, 2009 to the greater of (i) 105% of the arithmetic average of the dollar weighted average price of the Common Stock over each of the five (5) consecutive trading days ending on the trading day immediately prior to March 26, 2009 and (ii) $1.00 (as adjusted for any stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events); provided however, that in no event shall the adjusted conversion price be greater than $3.00 (as adjusted for any stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events). The Amended and Restated Warrants will have an exercise price of $0.959 per share (subject to adjustment as provided in the Amended and Restated Warrants, including pursuant to economic anti-dilution adjustments).

The Amended and Restated Notes will be convertible at the option of the Investors prior to their maturity. Additionally, beginning November 30, 2008, and provided that the Company has complied with certain equity conditions, the Company will be able to require the Investors to convert the Amended and Restated Notes to Common Stock if the dollar volume weighted average price of the Common Stock is $2.75 (as adjusted for any stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events) for twenty (20) out of thirty (30) consecutive trading days.

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

The maturity date of the Amended and Restated Notes will be three years following the issuance date of November 30, 2007. The Investors will be entitled to accelerate the maturity in the event that there occurs an event of default under the Amended and Restated Notes, including, without limitation, if the Company fails to register for resale the shares underlying the Amended and Restated Notes and Amended and Restated Warrants, if the Company fails to pay any amount under the Amended and Restated Notes when due, if a judgment is rendered against the Company in an amount set forth in the Amended and Restated Notes, if the Company breaches any representation or warranty under the Securities Purchase Agreement or other transaction documents, or if the Company fails to comply with the specified covenants set forth in the Amended and Restated Notes. Among the other covenants, the Amended and Restated Notes contain financial covenants whereby the Company will be required to achieve specified EBITDA (earnings before interest, tax, depreciation and amortization) and revenue targets in each of the fiscal quarters during which the Amended and Restated Notes are outstanding. Any failure by the Company to achieve an EBITDA or revenue target will be considered a breach of the financial covenant.

Pursuant to the Amendment and Exchange Agreements, the Registration Rights Agreement dated November 30, 2007 (the “Registration Rights Agreement”) will be amended to provide that the Company must register for resale 100% of the sum (i) the aggregate number of shares of common stock issued or issuable upon conversion of the Amended and Restated Notes as of the trading day immediately preceding the date the registration statement is initially filed with the Securities and Exchange Commission (the “SEC”), (ii) the aggregate number of shares of common stock issued or issuable upon exercise of the Amended and Restated Warrants as of the trading day immediately preceding the date the registration statement is initially filed with the SEC, and (iii) the Common Shares, and to remove provisions related to payments to the Investors in connection with the Company’s failure to effectuate a registration statement or maintain its effectiveness.

In addition, under the terms of the Amendment and Exchange Agreements, if a registration statement is not available for the resale of the Common Shares and the shares of Common Stock underlying the Amended and Restated Notes and the Amended and Restated Warrants and the Company fails to satisfy the current public information requirement under Rule 144 promulgated under the Securities Act, the Company has agreed to pay the Investors as a result of the event and for each month thereafter that such event continues (or until such time such information is no longer required under the rule), an amount in cash as partial liquidated damages equal to 1.5% of the aggregate purchase price of the Investors’ Amended and Restated Notes.

Under the terms of the Amendment and Exchange Agreements, so long as the Amended and Restated Notes are outstanding, each Investor is not permitted to sell a number of Common Shares exceeding more than two-thirds (2/3) of the number of shares previously issued, or required to have been issued, to such Investor upon conversion of such Investor's Amended and Restated Notes.

The restructuring transaction closed on March 26, 2008. The net proceeds of approximately $2,100 after the payment of aggregate transaction expenses, will be used for strategic initiatives and general working capital purposes.

Digital FX International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
In Thousands, Except for Share and Per Share Data
Years Ended December 31, 2007 and 2006

In connection with the restructuring transaction, VM Investors, LLC, the Company’s majority shareholder (whose members include Craig Ellins, the Company’s Chief Executive Officer, Amy Black, the President of VMdirect, and Richard Kall, the Chairman of VMdirect), will enter into an Amended and Restated Lock-Up Letter Agreement in favor of the Investors pursuant to which VM Investors, LLC will agree not to offer, sell, pledge or otherwise dispose of any shares of common stock of the Company until the date that none of the Amended and Restated Notes remain outstanding, subject to specified limited exceptions including the transfer of 1,000,000 shares of Common Stock to the Company in connection with the restructuring transaction. Each of the Investors and the Company’s affiliates (including its officers and directors) has also agreed not to engage in any transactions in the Company’s securities during the thirty (30) trading day period ending on the one-year anniversary of the closing of the restructuring transaction.

Also in connection with the restructuring transaction, the Company agreed to reimburse the fund manager of one of the Investors for its out-of-pocket expenses incurred in connection with the transactions contemplated by the Securities Purchase Agreement, including the actual and reasonable fees and disbursements of the fund manager’s legal counsel, up to an aggregate amount of $20.

ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.	Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2007, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

Financial Statements

Our management is responsible for the preparation, integrity, and fair presentation of our financial statements as of December 31, 2007, and for the year then ended, which are included in our 2007 consolidated financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on judgments and estimates of management.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America and presented in conformity with such accounting principles. The system contains monitoring mechanisms and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any internal control including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed our internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America, as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that we maintained effective internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America, as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the year ended December 31, 2007, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Craig Ellins(1), (2)	56	Chairman of the Board, Chief Executive Officer and President
Mickey Elfenbein(3)	60	Chief Operating Officer and Secretary
Tracy Sperry(4)	38	Acting Chief Financial Officer
Amy Black(1), (2)	48	President of VMdirect, L.L.C.
Jerry Haleva(1)	61	Director
Kevin R. Keating(5)	68	Director
Emanuel Gerard(6)	75	Director

(1)	These persons were appointed to their respective positions effective June 15, 2006.

(2)	Craig Ellins and Amy Black are husband and wife.

(3)	Mr. Elfenbein was appointed to his position on August 24, 2007 and commenced service as of September 17, 2007.

(4)	Ms. Sperry was appointed to her position on February 1, 2008.

(5)	Mr. Keating was elected as a director on June 22, 2004.

(6)	Mr. Gerard was elected as a director on June 29, 2007.

Craig Ellins. Mr. Ellins currently serves as our Chairman of the Board, Chief Executive Officer and President, and has served as the Chief Executive Officer of VMdirect since November 2001. Prior to his employment with VMdirect, Mr. Ellins provided consulting services to various companies related to their direct marketing activities.

Mickey Elfenbein. Mr. Elfenbein currently serves as our Chief Operating Officer and was appointed as our Secretary on February 1, 2008. From and after 2005 Mr. Elfenbein served as President of SaySwap, Inc., a business focused on internet peer to peer trading of console games. Prior thereto, from 2000 to 2005 Mr. Elfenbein served as the Chief Executive Officer of Tundershot, LLC where he expanded marketing and distribution channels, built a financial services agency with direct sales, and gained experience as a distributor in a multi-level marketing business. From 1996 to 2000, as Chief Executive Officer of Simitar Entertainment, Inc., Mr. Elfenbein lead the company into a growth oriented global entertainment product and marketing enterprise. Prior thereto, Mr. Elfenbein served as the Chief Executive Officer and President of K-tel International, Inc. from 1992 to 1996, and as its President from 1985 to 1992. Mr. Elfenbein graduated from the University of Manitoba with a Bachelor of Commerce (Honors) degree.

Prior to his appointment our Chief Operating Officer, on June 8, 2007, we entered into a Subscription, Loan and Rights Agreement with SaySwap, Inc. (“SaySwap”), a company co-founded by Mr. Elfenbein and for which he served as President, pursuant to which we agreed to purchase a Senior Secured Convertible Promissory Note issued by SaySwap in the principal amount of $225,000, and a warrant to purchase 26.1 shares of SaySwap’s common stock. Mr. Elfenbein had no other material relationship with us prior to his appointment as our Chief Operating Officer.

Tracy Sperry. Ms. Sperry currently serves as our Acting Chief Financial Officer and has served as our Director of Finance since 2006. From 2002 to 2006, Ms. Sperry worked as a Controller and Financial Reporting Manager for Aristocrat Technologies, Inc., an international gaming manufacturer and Australian public company. Prior thereto, Ms. Sperry spent eight years as an auditor, most recently with McGladrey & Pullen, LLP, where she was employed from 1997 to 2002. Ms. Sperry is a Certified Public Accountant and member of the AICPA.

Amy Black. Ms. Black has served as the President of VMdirect since November 2001. Ms. Black was a founder of helloNetwork, Inc. in 1996 and served as its Vice President of Public Relations and Advertising. From 1992 to 1996, Ms. Black was President of Academic Connections.

Jerry Haleva. Mr. Haleva is President of Sergeant Major Associates, Inc., which he founded in 1990. Mr. Haleva also serves on numerous charitable and issue-based boards and commissions, including the Executive Committees of both the Yosemite National Institute (YNI) and the American Israel Public Affairs Committee (AIPAC), as well as on the California International Relations Foundation. Mr. Haleva is a 20-year veteran as a professional staff person with the California Legislature, and has held appointments on the Capitol Area Committee, as Chief Counsel to the Governor’s Blue Ribbon Fire Commission, the Long-range Planning Committee of the FCC, the Safety Belt Task Force and, most recently, as Chairman of the California Highway Patrol Citizens’ Oversight Committee. Beginning as a Ford Foundation Fellow, he served both houses and both parties during his public service career. From 1972 through 1974, he served as the Legislature’s chief consultant on the state prison system. In 1976, as Chief of Staff to the Senate Minority Leader, he helped create and supervised the Joint Committee on Fire, Police, Emergency and Disaster Services. Additionally, he oversaw the Select Committee on Business Development and the Joint Legislative Budget Committee. Mr. Haleva holds a B.A. in Government and a general secondary teaching credential from California State University at Sacramento.

Kevin R. Keating. Mr. Keating, our former President, Secretary and Treasurer from June 22, 2004 through June 15, 2006, is the Managing Member of Vero Management, LLC, which provides managerial, administrative, and financial consulting services for micro-cap public companies. For more than 40 years he has been engaged in various aspects of the investment business. Mr. Keating began his Wall Street career with the First Boston Corporation in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. From 1982 through 2006, he was associated with a variety of securities firms as a registered representative servicing the investment needs of high net worth individual investors. Mr. Keating also serves on the board of directors of Blue Holdings, Inc., Catalyst Lighting Group, Inc., Wentworth IV, Inc. and Wentworth V, Inc. Wentworth VI, Inc., Wentworth VII, Inc. Wentworth VIII, Inc., Frezer, Inc., Quikbyte, Inc., and Bonds.com Group, Inc.

Emanuel Gerard. Mr. Gerard currently serves as an advisor to and investor in several private enterprises. From 2003 to 2006, Mr. Gerard served as the Vice Chairman of BMO Capital Markets. Prior thereto Mr. Gerard served as the chairman of Gerard Klauer Mattison & Co., an investment banking firm he founded in 1989.

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

Identification of Audit Committee

Our board of directors has a separately designated standing audit committee. Our audit committee currently consists of Messrs. Gerard, Haleva and Keating. Our audit committee is responsible for selecting and engaging our independent accountant, establishing procedures for the confidential, anonymous submission by our employees of, and receipt, retention and treatment of concerns regarding accounting, internal controls and auditing matters, reviewing the scope of the audit to be conducted by our independent public accountants, and periodically meeting with our independent public accountants and our chief financial officer to review matters relating to our financial statements, our accounting principles and our system of internal accounting controls. Our audit committee reports its recommendations as to the approval of our financial statements to our board of directors. The role and responsibilities of our audit committee are more fully set forth in a written charter adopted by our board of directors in August 2006. Our audit committee reviews and reassesses the Audit Committee Charter annually and recommends any changes to our board of directors for approval. We have determined that each member of our audit committee is “independent” as that term is defined in Section 803(A)(2) of the AMEX Company Guide as required by AMEX.

Audit Committee Financial Expert

Our board of directors has determined that our audit committee does not include a person who is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. Our board of directors has further determined that each member of the audit committee is able to read and understand fundamental financial statements and has substantial business experience that results in such member’s financial sophistication. Accordingly, our board of directors believes that each member of our audit committee has sufficient knowledge and experience necessary to fulfill such member’s duties and obligations on our audit committee.

Code of Ethical Conduct

Our Board of Directors has adopted a Code of Ethical Conduct (the “Code of Conduct”). We require all employees, directors and officers, including our Chief Executive Officer and Chief Financial Officer, to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our Chief Financial Officer and other financial officers with respect to full and accurate reporting. We will provide to any person without charge, upon written request sent to our executive offices and addressed to our corporate secretary, a copy of the Code of Conduct.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2007, all of our executive officers, directors and the holders of 10% or more of our Common Stock complied with all Section 16(a) filing requirements, except for Emanuel Gerard, who did not timely file a Form 4 reporting one transaction, Jerry Haleva, who did not timely file a Form 4 reporting one transaction, Kevin Keating, who did not timely file a Form 4 reporting one transaction, and Lorne Walker, our former Chief Executive Officer, who did not timely file two Form 4s reporting three transactions.

ITEM 10.	Executive Compensation

Summary Compensation Table

The following table sets forth, as to our named executive officers, information concerning all compensation paid to our named executive officers for services rendered during our fiscal years ended December 31, 2007 and 2006. No other executive officers received total compensation in excess of $100,000 for the fiscal year ended December 31, 2007.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)	Total ($)
Craig Ellins Chairman, Chief Executive Officer and President(1)	2007 2006	$ $	125,000 83,467	$	— 15,478	— —	$ $	125,000 98,945

Mickey Elfenbein Chief Operating Officer and Secretary(2)	2007 2006		$59,119 —		$6,000 —	$76,691 —		$141,810 —

Lorne Walker Chief Financial Officer and Secretary(3)	2007 2006	$ $	116,562 101,922	$ $	6,000 13,898	$39,772 —	$ $	162,334 115,820

Amy Black President of VMdirect, L.L.C.(4)	2007 2006	$ $	125,000 107,628	$	— 15,246	— —	$ $	125,000 122,874

(1) Mr. Ellins became our Chairman, Chief Executive Officer and President on June 15, 2006 upon the closing of the Exchange Transaction with VMdirect. The compensation disclosed for Mr. Ellins in the table above for the year ended December 31, 2006 includes $22,476 paid as salary for services rendered by Mr. Ellins to VMdirect as its Chief Executive Officer during the period from January 1 through June 15, 2006. Mr. Ellins’ current annual salary is $100,000 and he may also receive a discretionary bonus as determined by the compensation committee of our board of directors. Mr. Ellins does not have an employment agreement with us.

(2) Mr. Elfenbein was appointed as our Chief Operating Officer on August 24, 2007 and commenced service as of September 17, 2007. Mr. Elfenbein was appointed as our Secretary on February 1. 2008. Mr. Elfenbein was granted an option to purchase 300,000 shares of our common stock at a per share price of $3.80. The other material terms of the option are discussed below. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2007: risk-free interest rate of 4.64%; expected dividend yield of zero percent; expected option life of five years; and current volatility of 68.38%. Mr. Elfenbein is party to an employment agreement with us pursuant to which Mr. Elfenbein will receive base compensation for the first six months of the term at an annual rate of no less than $200,000, and thereafter, will receive compensation at an annual rate of no less than $250,000. The employment agreement has a term of three years subject to automatic one-year renewals unless either party provides 120 days prior written notice to the other of non-renewal. Mr. Elfenbein is also entitled to participate in our bonus pool at the discretion of our board of directors. Mr. Elfenbein is also entitled to three weeks paid vacation and reimbursement of expenses, including a non-accountable amount of $750 per month to cover additional expenses. Additionally, Mr. Elfenbein has agreed to relocate from his current residence to Las Vegas, Nevada and in connection with such relocation, we have agreed to pay to Mr. Elfenbein an amount of up to $55,000 to be applied to costs related to his relocation. If we terminate Mr. Elfenbein’s employment for any reason other than for cause (as defined in the employment agreement), his death or his permanent disability, or if Mr. Elfenbein terminates his employment due to a constructive termination (as defined in the employment agreement), we are required to pay Mr. Elfenbein his then current base salary for a period of 12 months, and to continue his benefits (covering Mr. Elfenbein and his family) for the same period, unless Mr. Elfenbein commences other employment pursuant to which he receives comparable benefits. If Mr. Elfenbein’s employment is terminated for any reason other than for cause, Mr. Elfenbein’s option will vest with respect to an additional 50,000 shares of our common stock.

(4) Ms. Walker served as our Chief Financial Officer and Secretary from June 15, 2006 through February 1, 2008. The compensation disclosed for Ms. Walker in the table above for the year ended December 31, 2006 includes $47,499 paid as salary for services rendered by Ms. Walker to VMdirect as its Chief Financial Officer during the period from January 1 through June 15, 2006. Ms. Walker’s annual salary was $125,000 and she was eligible to receive a discretionary bonus as determined by the compensation committee of our board of directors. Ms. Walker was granted an option by VMdirect which we assumed and which currently entitle Ms. Walker to purchase 376,419 shares of our common stock at a per share exercise price of $0.26. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2007: risk-free interest rate of 4.5%; expected dividend yield of zero percent; expected option life of four years; and current volatility of 50%. Ms. Walker was also granted an additional option to purchase 30,000 shares of our common stock at a per share exercise price of $3.65. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2007: risk-free interest rate of 4.64%; expected dividend yield of zero percent; expected option life of five years; and current volatility of 42%. The other material terms of the options are discussed below. Ms. Walker did not have an employment agreement with us.

(5) Ms. Black’s annual salary is $100,000 and she may receive a discretionary bonus as determined by the compensation committee of our board of directors. Ms. Black does not have an employment agreement with us.

Except as previously disclosed, we have no agreements with our named executive officers that provide for payments to such named executive officers at, following or in connection with the resignation, retirement or other termination of such named executive officers, or a change in control of our company or a change in the responsibilities of such named executive officers following a change in control.

Outstanding Equity Awards at Fiscal Year-End Table

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ending December 31, 2007.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Craig Ellins	—	—	—	—
Mickey Elfenbein(1)	—	300,000	$3.80	8/23/2017
Lorne Walker(2)	274,472	101,947	$0.26	12/31/2015
Lorne Walker(3)	7,500	22,500	$3.65	06/28/2017
Amy Black	—	—	—	—

(1)
Consists of options issued in conjunction with Mr. Elfenbein’s employment agreement. The options entitle Mr. Elfenbein to purchase an aggregate of 300,000 shares of common stock at a per share exercise price of $3.80. These options, which were granted on August 24, 2007, vest over three years as follows: 33.4% on September 17, 2008, 33.3% on each of the second and third anniversaries of the grant date.

(2)
Consists of options originally issued by VMdirect and assumed by us in the Exchange Transaction with VMdirect which currently entitle Ms. Walker to purchase an aggregate of 376,419 shares of common stock at a per share exercise price of $0.26. These options vest as follows: 25% on December 31, 2005, and 25% on December 31, 2006, and the remainder monthly thereafter on a ratable basis for 24 months.

(3)
Consists of options issued to Ms. Walker on June 29, 2007. The options entitle Ms. Walker to purchase an aggregate of 30,000 shares of common stock at a per share exercise price of $3.65. The options vest as follows: 25% on June 29, 2007 and 25% on June 29, 2008 and the remainder monthly thereafter on a ratable basis for 24 months.

Director Compensation

The following table details the total compensation earned by our non-employee directors in 2007.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Emanuel Gerard(2)	$5,000	$53,677	$58,677
Jerry Haleva(3)	$22,000	$44,840	$66,840
Kevin Keating(4)	$22,000	$44,840	$66,840

(1) The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2007: grant date fair value of $3.45- $4.20; dividend yield of 0; risk free interest rate of 4.5%; expected volatility of 42.0-68.38% and an expected life of 5 years.

(2) Mr. Gerard had 30,000 options outstanding at December 31, 2007, of which 7,500 were exercisable at an exercise price of $3.45. The remaining options vest in equal annual installments over a three-year period from the date of grant, which was September 30, 2007.

(3) Mr. Haleva had 30,000 options outstanding at December 31, 2007, of which 7,500 were exercisable at an exercise price of $4.20. The remaining options vest in equal annual installments over a three-year period from the date of grant, which was April 27, 2007.

(4) Mr. Keating had 30,000 options outstanding at December 31, 2007, of which 7,500 were exercisable at an exercise price of $4.20. The remaining options vest in equal annual installments over a three-year period from the date of grant, which was April 27, 2007.

The general policy of our board of directors is that compensation for independent directors should be a mix of cash and equity-based compensation. We do not pay management directors for board service in addition to their regular employee compensation. The compensation committee of our board of directors, which consists of Messrs Gerard, Haleva and Keating, all of whom are “independent” as that term is defined in Section 803(A)(2) of the AMEX Company Guide as required by AMEX, has the primary responsibility for reviewing and considering any revisions to director compensation. The Board reviews the committee’s recommendations and determines the amount of director compensation. The committee can engage the services of outside advisers, experts, and others to assist the committee in determining director compensation. During 2007, the committee did not use an outside adviser to aid in setting director compensation.

During 2007 the committee recommended and our board of directors approved the payment of $10,000 as compensation to our independent directors for services rendered during fiscal 2006, and the following compensation for services rendered or to be rendered during fiscal 2007:

•	quarterly cash retainer of $2,500;

•	in person attendance fee of $1,000;

•	telephonic attendance fee of $500; and

•	stock option grant of 30,000 shares.

Directors’ options vest in equal annual installments over a three-year period from the date of grant.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned on March 28, 2008 for (i) each shareholder known to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Under the terms of the Amended and Restated Notes and the Amended and Restated Warrants described in the section captioned “Private Placement of Convertible Notes and Warrants,” a holder of such securities may not convert or exercise such securities to the extent such conversion or exercise would cause such holder, together with its affiliates, to beneficially own a number of shares of our common stock which would exceed 4.99% of our then outstanding shares of common stock following such conversion or exercise, excluding for purposes of such determination shares of our common stock issuable upon conversion of the Amended and Restated Notes which have not been converted and upon exercise of the Amended and Restated Warrants that have not been exercised. The shares of our common stock and percentage ownership listed in the following table for Portside Growth & Opportunity Fund do not reflect these contractual limitations on a holder’s ability to acquire shares of our common stock upon conversion of its Amended and Restated Note or exercise of its Amended and Restated Warrant.

Unless otherwise indicated, to our knowledge, each person in the table has sole voting and investment power with respect to the shares shown. The following table assumes a total of 25,927,710 shares of common stock outstanding as of March 28, 2008.

	Shares Beneficially Owned
Name of Beneficial Owner (1)	Number	Percent of Class
Craig Ellins(2)	17,560,669	67.7%
Mickey Elfenbein	500	*
Tracy Sperry(3)	3,750	*
Lorne Walker(4)	332,493	1.3%
Amy Black(5)	17,560,669	67.7%
Kevin R. Keating(6)	57,500	*
Jerry Haleva(7)	20,000	*
Emanuel Gerard(8)	10,000	*
All Executive Officers and Directors as a Group (8 persons)(9)	17,984,912	68.5%
5% Shareholders
VM Investors, LLC(10)	17,558,169	67.7%
Richard Kall (11)	17,563,169	67.7%
Portside Growth and Opportunity Fund(12) c/o Ramius Capital Group, L.L.C. 666 Third Avenue, 26th Floor New York, NY 10017	2,321,430	8.4%

* Less than 1%.

1.	Unless otherwise stated, the address is c/o DigitalFX International, Inc., 3035 East Patrick Lane, Suite 9, Las Vegas, Nevada 89120.

2.
Includes 17,558,169 shares of common stock held by VM Investors, LLC. Craig Ellins is a member and one of the managers of VM Investors, LLC and disclaims beneficial ownership of the shares of common stock held by VM Investors, LLC except to the extent of his pecuniary interest therein. Mr. Ellins currently serves as our Chairman, Chief Executive Officer and President, and as a manager of VMdirect.

3.
Consists of 3,750 shares of common stock that may be acquired from us within 60 days of March 28, 2008 upon the exercise of outstanding stock options. Tracy Sperry currently serves as our Acting Chief Financial Officer.

4.
Includes 289,814 shares of common stock that may be acquired from us within 60 days of March 28, 2008 upon the exercise of outstanding stock options. Lorne Walker served as our Chief Financial Officer and Secretary from June 2006 through February 1, 2008, and previously served as the Chief Financial Officer of VMdirect from September 2005 through June 2006.

5.
Consists of 17,558,169 shares of common stock held by VM Investors, LLC and 2,500 shares of common stock held by Craig Ellins. Amy Black is a member of VM Investors, LLC and is the spouse of Craig Ellins, one of the managers of VM Investors, LLC. Amy Black disclaims beneficial ownership of the shares of common stock held by VM Investors, LLC except to the extent of her pecuniary interest therein. Ms. Black currently serves as the President of VMdirect.

6.
Includes 15,000 shares of common stock that may be acquired from us within 60 days of March 28, 2008 upon the exercise of outstanding stock options. Kevin R. Keating, one of our directors, is the father of Timothy Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of Keating Reverse Merger Fund, LLC, one of our shareholders. Keating Investments, LLC is also the managing member and 90% owner of Keating Securities, LLC, a registered broker-dealer. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, Keating Reverse Merger Fund, LLC or Keating Securities, LLC and disclaims any beneficial interest in the shares of our common stock owned by Keating Reverse Merger Fund, LLC. Similarly, Keating Investments, LLC, Keating Reverse Merger Fund, LLC and Keating Securities, LLC disclaim any beneficial interest in the shares of our common stock currently owned by Kevin R. Keating. Kevin R. Keating served as our President, Secretary and treasurer from June 2004 through June 2006. Kevin R. Keating is an investment executive and the Branch Manager of the Vero Beach, Florida, office of Brookstreet Securities Corporation, a registered broker-dealer. Kevin R. Keating also has an immediate family member, Timothy Keating, who is an affiliate of a registered broker-dealer. Kevin R. Keating purchased or otherwise acquired his shares in the ordinary course of business and, at the time of such purchase/acquisition, had no agreements or understandings, directly or indirectly, with any person, to distribute the securities to be resold.

7.
Includes 15,000 shares of common stock that may be acquired from us within 60 days of March 28, 2008 upon the exercise of outstanding stock options. Jerry Haleva currently serves as one of our directors.

8.
Includes 7,500 shares of common stock that may be acquired from us within 60 days of March 28, 2008 upon the exercise of outstanding stock options. Emanuel Gerard currently serves as one of our directors.

9.	Includes 331,064 shares of common stock that may be acquired from us within 60 days of March 28, 2008 upon the exercise of outstanding stock options.

10.	Craig Ellins and Richard Kall, the managers of VM Investors, LLC, exercise voting and investment authority over the shares of common stock held by VM Investors, LLC.

11.
Includes 17,558,169 shares of common stock held by VM Investors, LLC. Craig Ellins is a member and one of the managers of VM Investors, LLC and disclaims beneficial ownership of the shares of common stock held by VM Investors, LLC except to the extent of his pecuniary interest therein. Mr. Kall currently serves as the Chairman of VMdirect.

12.
Includes 1,071,429 shares of common stock issuable upon the conversion of an Amended and Restated Note and 535,715 shares of common stock issuable upon the exercise of an Amended and Restated Warrant. Ramius Capital Group, LLC (“Ramius Capital”) is the investment adviser of Portside Growth and Opportunity Fund (“Portside”) and consequently has voting control and investment discretion over securities held by Portside. Ramius Capital disclaims beneficial ownership of the shares held by Portside. Peter A. Cohen, Morgan B. Stark, Thomas W. Strauss and Jeffrey M. Solomon are the sole managing members of C4S& Co., LLC, the sole managing member of Ramius Capital. As a result, Messrs. Cohen, Stark, Strauss and Solomon may be considered beneficial owners of any shares deemed to be beneficially owned by Ramius Capital. Messrs. Cohen, Stark, Strauss and Solomon disclaim beneficial ownership of these shares.

Changes in Control

Under the terms of the Amended and Restated Notes and Amended and Restated Warrants, we provided to the Investors anti-dilution protection whereby in the event we issue securities (other than certain exempt securities) for a consideration per share less than the per share conversion price or exercise price (as applicable) in effect immediately prior to such issuance, immediately after such issuance the per share conversion price or exercise price (as applicable) then in effect will be reduced to the issuance price per share of such newly issued securities. This anti-dilution protection could result in a change in control to the extent that we are required to issue a large enough number of shares of our common stock upon the conversion of the Amended and Restated Notes or exercise of the Amended and Restated Warrants at a low enough per share conversion price or exercise price (as applicable).

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,374,710	(1)	$3.14	550,246
Equity compensation plans not approved by security holders	—		—	—
Total	1,374,710		$3.14	550,246

(1) Includes options originally issued by VMdirect and assumed by us which currently entitle the holders thereof to purchase shares of our common stock as follows: an aggregate of 534,090 shares at a per share exercise price of $0.26 expiring on December 31, 2015; and an aggregate of 21,782 shares at a per share exercise price of $0.33 expiring from January 3, 2016 through March 27, 2016.

2006 Stock Incentive Plan

Our 2006 Stock Incentive Plan was adopted and became effective in August 2006. A total of 1,368,684 shares of common stock remain reserved for issuance upon exercise of awards granted under the 2006 Stock Incentive Plan. The number of shares reserved for issuance under the 2006 Stock Incentive Plan is subject to an annual increase on the first day of each fiscal year during the term of the 2006 Stock Incentive Plan, beginning January 1, 2007, in each case in an amount equal to the lesser of (i) 1,000,000 shares of common stock, (ii) 5% of the outstanding shares of common stock on the last day of the immediately preceding year, or (iii) an amount determined by our board of directors. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 2006 Stock Incentive Plan.

Our 2006 Stock Incentive Plan will terminate after 10 years from the effective date, unless it is terminated earlier by our board of directors. The plan authorizes the award of stock options, stock purchase grants, stock appreciation rights and stock units.

Our 2006 Stock Incentive Plan is administered by the compensation committee of our board of directors. The compensation committee has the authority to construe and interpret the plan, grant awards and make all other determinations necessary or advisable for the administration of the plan.

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

Awards granted under our 2006 Stock Incentive Plan may not be transferred in any manner other than by will or by the laws of descent and distribution or as determined by the administrator of the plan. Unless otherwise restricted by such administrator, nonqualified stock options may be exercised during the lifetime of the optionee only by the optionee, the optionee’s guardian or legal representative or a family member of the optionee who has acquired the option by a permitted transfer. Incentive stock options may be exercised during the lifetime of the optionee only by the optionee or the optionee’s guardian or legal representative. Options granted under our 2006 Stock Incentive Plan generally may be exercised for a period of three months (twelve months in the event of death, disability or retirement) after the termination of the optionee’s service with us or any parent or subsidiary of ours. Options will generally terminate immediately upon termination of employment for cause.

The purchase price for restricted stock will be determined by the administrator of the plan at the time of grant. Stock bonuses may be issued for past services or may be awarded upon the completion of services or performance goals.

If we are subject to a change in control transaction, the administrator would determine, in its sole discretion, whether to accelerate any vested or unvested portion of any award. Additionally, if a change in control were to occur, any agreement between us and any other party to the change in control could provide for (1) the continuation of any outstanding awards, (2) the assumption of the 2006 Stock Incentive Plan or any awards by the surviving entity or any of its affiliates, (3) cancellation of awards and substitution of other awards with substantially the same terms or economic value as the cancelled awards, or (4) cancellation of any vested or unvested portion of awards, subject to providing notice to the option holder.

ITEM 12.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Other than the transactions described below, since January, 2007 there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and

•	in which any director, executive officer, other shareholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

On January 29, 2007, we entered into an Amended and Restated License, Hosting and Services Agreement (the “Amended Agreement”) with RazorStream, a company controlled by VM Investors, LLC, our majority shareholder, which is in turn managed by Craig Ellins, our Chairman, Chief Executive Officer and President, and Richard Kall, the Chairman of VMdirect. The Amended Agreement amends and restates the Licensing, Hosting and Services Agreement effective May 1, 2005 with RazorStream.

Pursuant to the terms of the Amended Agreement, RazorStream will provide hosting, maintenance and support services for each individual website operated by us or any third party authorized by us. While the initial term of the Amended Agreement ended on January 15, 2008, the Amended Agreement remains operative thereafter unless terminated by either party upon 60 days prior written notice. Under the terms of the Amended Agreement, for each individual website operated by us or any third party authorized by us, RazorStream (a) charges us $5 per new subscriber account exceeding 20,000 accounts (purchasable in 20,000 account increments); (b) is entitled to (1) ten percent (10%) of our total gross revenue from all active subscriber accounts, with a minimum amount of $0.69 per each such subscriber account per month, and (2) terms to be mutually agreed upon by the parties for all advertising-based “free” subscriber accounts, provided, however that such terms will provide for a minimum amount of $0.25 per each such subscriber account per month; and (c) effective February 1, 2007, is entitled to a minimum guarantee of $50,000 per month that is non-refundable but that will be credited against the above fees. We may, from time to time, engage RazorStream for non-recurring engineering services at a rate of $200 per hour. The fees above apply independently to each individual website operated by us or any third party authorized by us, and no fees charged with respect to any individual website, and no subscriber account applied with respect to any individual website, shall be aggregated with any fees or subscriber accounts, respectively, applied to any other website. In connection with the services discussed above, we incurred expenses of $2,029,000 during the year ended December 31, 2007.

In addition, in conjunction with RazorStream, we are in process of developing the Set Top Box which will allow users the ability to access their DigitalFX Studio features, stream high resolution on demand audio and video content and participate in the social network, all from their television. During the year ended December 31, 2007, we made payments to RazorStream of $225,000 for development costs associated with the Set Top Box.

On June 8, 2007, we entered into a Subscription, Loan and Rights Agreement (the “SaySwap Agreement”) with SaySwap, Inc. (“SaySwap”) pursuant to which we agreed to purchase a Senior Secured Convertible Promissory Note (the “SaySwap Note”) issued by SaySwap in the principal amount of $225,000 and a warrant (the “SaySwap Warrant”) to purchase 26.1 shares of SaySwap’s common stock. SaySwap is a company that is 60% owned by Mickey Elfenbein, our Chief Operating Officer, and members of his immediate family.

The SaySwap Note accrues interest at a rate of 8% per annum and has a maturity date of April 24, 2009, provided, however, that if SaySwap consummates a qualified financing (as defined in the SaySwap Note), SaySwap is required to repay the outstanding principal amount and all accrued interest on the SaySwap Note within 10 days of the consummation of such qualified financing. We may also declare the outstanding principal and accrued interest due and payable in the event of a default under the SaySwap Note. The SaySwap Note is convertible, at our option, into shares of SaySwap’s common stock, at any time prior to 30 days before the maturity date or three days before the consummation of a qualified financing. As security for SaySwap’s obligations under the SaySwap Note, SaySwap also granted to us a first priority security interest in all of SaySwap’s assets.

The SaySwap Warrant entitles us to purchase 26.1 shares of SaySwap’s common stock at a per share price of $3,831. The SaySwap Warrant expires on May 31, 2010.

During the year ended December 31, 2007, we made payments to Vayan Marketing, LLC totaling $225,000 under an agreement to provide auto-responder services to us. The agreement expired in December, 2007 and has been renewed on a month to month basis by us at a monthly rate of $5,000. Laura Kall, an officer of Vayan Marketing Group, LLC is an immediate family member of Richard Kall, the Chairman of VMdirect.

Director Independence

Since June 29, 2007, the majority of our board of directors has been comprised of “independent” directors as that term is defined in Section 803(A)(2) of the AMEX Company Guide as required by AMEX. During 2007, our board of directors determined that each of Emanuel Gerard, Jerry Haleva and Kevin Keating were independent.

ITEM 13.	Exhibits

See attached Exhibit Index.

ITEM 14.	Principal Accountant Fees and Services

Audit Fees

Weinberg & Company, P.A., our independent registered public accounting firm (“Weinberg”) billed us an aggregate of approximately $131,000 and $116,000 in fees for professional services rendered during 2007 and 2006, respectively, for the audit of our annual financial statements for the fiscal years ended December 31, 2007 and 2006 and for the reviews of the financial statements included in our Form 10QSB for each quarter of Fiscal 2007 and 2006.

Audit-Related Fees

Weinberg billed us an aggregate of approximately $26,000 and $29,000 in fees for assurance and related services performed in 2007 and 2006, respectively related to the audit of our annual financial statements for the fiscal years ended December 31, 2007 and 2006.

Our Audit Committee is directly responsible for interviewing and retaining our independent registered public accounting firm, considering the accounting firm’s independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent registered public accounting firm. The Audit Committee does not delegate these responsibilities. During the fiscal year ended December 31, 2007, our Audit Committee pre-approved 100% of the services described above for Weinberg.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITALFX INTERNATIONAL, INC.

By:	/s/ Craig Ellins
Craig Ellins Chief Executive Officer and President

Date: March 31, 2008

POWER OF ATTORNEY

The undersigned directors and officers of DigitalFX International, Inc. do hereby constitute and appoint Craig Ellins and Tracy Sperry with full power of substitution and resubstitution, as their true and lawful attorney and agent, to do any and all acts and things in their name and behalf in their capacities as directors and officers and to execute any and all instruments for them and in their names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for them or any of them in their names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and they do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig Ellins
Craig Ellins	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2008
/s/ Tracy Sperry
Tracy Sperry	Acting Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008
/s/ Emanuel Gerard
Emanuel Gerard	Director	March 31, 2008

/s/ Jerry Haleva
Jerry Haleva	Director	March 31, 2008

/s/ Kevin R. Keating
Kevin R. Keating	Director	March 31, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1	Exchange Agreement by and between the Company, VMdirect, L.L.C. and the members of VMdirect, L.L.C. owning a majority of the membership interests thereof, dated May 23, 2006. (1)

3.1.1	Articles of Incorporation of the Company effective January 23, 1991. (2)

3.1.2	Articles of Amendment of Articles of Incorporation of the Company effective December 23, 1995. (2)

3.1.3	Articles of Amendment of Articles of Incorporation of the Company effective May 4, 1999. (2)

3.1.4	Articles of Amendment of Articles of Incorporation of the Company effective June 7, 2006. (3)

3.1.5	Articles of Amendment of Articles of Incorporation of the Company effective August 1, 2006. (4)

3.2	Bylaws of the Company. (5)

4.1	Articles of Incorporation of the Company effective January 23, 1991. (2)

4.2	Articles of Amendment of Articles of Incorporation of the Company effective December 23, 1995. (2)

4.3	Articles of Amendment of Articles of Incorporation of the Company effective May 4, 1999. (2)

4.4	Articles of Amendment of Articles of Incorporation of the Company effective June 7, 2006. (3)

4.5	Articles of Amendment of Articles of Incorporation of the Company effective August 1, 2006. (4)

4.6	Bylaws of the Company. (5)

10.1	Lease Agreement dated September 15, 2005, by and between Patrick Airport Business Center, LLC and VMdirect, L.L.C. (6)

10.2	Sublease dated August 8, 2005, by and between Public Market Ventures, Inc. and VMdirect, L.L.C. (7)

10.3	License, Hosting and Services Agreement dated as of May 1, 2005, by and between VMdirect, L.L.C., a Nevada Limited Liability company, and RazorStream, LLC, a Nevada limited liability company. (8)

10.4	2006 Stock Incentive Plan. (9)**

10.5	Form of Membership Interest Purchase Agreement. (10)

10.6	Form of VMdirect, L.L.C. Warrant. (11)

10.7	Form of Warrant Assignment and Assumption Agreement. (12)

10.8	Voting Agreement dated June 15, 2006, among Keating Reverse Merger Fund, LLC, Craig Ellins, Amy Black, The Richard Kall Family Trust and Lizanne Kall. (13)

Exhibit Number	Exhibit Title
10.9	Securities Purchase Agreement by and among the Company and the purchasers identified on the signature pages thereto, dated December 22, 2006. (14)

10.10	Registration Rights Agreement by and among the Company and the purchasers identified on the signature pages thereto, dated December 27, 2006. (15)

10.11	Form of Lock-Up Letter Agreement. (16)

10.12	Form of Amended and Restated License, Hosting and Services Agreement with RazorStream LLC. (17)

10.13	Lease Agreement dated February 7, 2007, between Patrick Airport Business Center, LLC and the Company. (18)

10.14	Professional Services Agreement dated February 22, 2007, between Bolsover Endeavours and the Company. (19)

10.15	Form of Subscription and Rights Agreement between DigitalFX International, Inc. and Fusion Telecommunications International, Inc. (20)

10.16	Private Label Purchase Agreement dated May 23, 2007, between DigitalFX International, Inc. and Fusion Telecommunications International, Inc.* (21)

10.17	Subscription, Loan and Rights Agreement dated June 8, 2007, between DigitalFX International, Inc. and SaySwap, Inc. (22)

10.18	Promissory Note dated June 8, 2007, issued by SaySwap, Inc. in favor of DigitalFX International, Inc. (23)

10.19	Software License and Services Agreement dated June 8, 2007, between DigitalFX International, Inc. and Transparensee Systems, Inc.* (24)

10.20	Reseller Agreement dated June 8, 2007, between DigitalFX International, Inc. and Transparensee Systems, Inc.* (25)

10.21	Promissory Note dated June 8, 2007, issued by Transparensee Systems, Inc. in favor of DigitalFX International, Inc. (26)

10.22	Employment Agreement dated August 24, 2007, between DigitalFX International, Inc. and Mickey Elfenbein. (27)**

10.23	Membership Interest Purchase Agreement dated November 6, 2007, among DigitalFX International, Inc., Richard J. Milham, Jr. and Blue Trident Enterprises, LLC.

10.24	Securities Purchase Agreement dated November 29, 2007, by and between the Registrant and the Buyers listed on the Schedule of Buyers attached thereto. (28)

10.25	Form of Senior Secured Convertible Note. (29)

10.26	Form of Warrant. (30)

10.27	Form of Registration Rights Agreement. (31)

10.28	Form of Security Agreement. (32)

10.29	Form of Pledge Agreement. (33)

10.30	Form of Guaranty. (34)

10.31	Letter Agreement dated June 1, 2007 and executed December 3, 2007, between DigitalFX International, Inc. and C J Vision Enterprises, Inc.

Exhibit Number	Exhibit Title
10.32	Subscription Agreement dated June 18, 2007 and executed December 3, 2007, between DigitalFX International, Inc. and C J Vision Enterprises, Inc.

10.33	Separation Agreement and Release of All Claims dated February 4, 2008, between DigitalFX International, Inc. and Lorne Walker.

10.34	Form of Amendment and Exchange Agreement dated March 24, 2008. (35)

10.35	Form of Amended and Restated Senior Secured Convertible Note. (36)

10.36	Form of Amended and Restated Warrant. (37)

21.1	List of Subsidiaries.

24.1	Power of Attorney (included as part of the Signature Page of this Annual Report on Form 10-KSB).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment requested.
** Management contract or compensatory plan.

(1)
Filed previously as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File #: 000-27551), filed with the Securities and Exchange Commission on May 25, 2006, and incorporated herein by this reference.

(2)
Filed previously as Exhibit 2.1 to the Company’s Form 10-SB Registration Statement (File #: 000-27551), filed with the Securities and Exchange Commission on October 5, 1999, and incorporated herein by this reference.

(3)	Filed previously as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File #: 000-27551), filed with the Securities and Exchange Commission on June 19, 2006.

(4)
Filed previously as Exhibit A to the Company’s Definitive Information Statement on Schedule 14C (File #: 000-27551), filed with the Securities and Exchange Commission on July 7, 2006, and incorporated herein by this reference.

(5)	Filed previously as Exhibit 3.2 to the Company’s Form 10-QSB (File #: 001-33667), filed with the Securities and Exchange Commission on November 14, 2007, and incorporated herein by this reference.

(6)
Filed previously as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File #: 000-27551), filed with the Securities and Exchange Commission on June 19, 2006, and incorporated herein by this reference.

(7)
Filed previously as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File #: 000-27551), filed with the Securities and Exchange Commission on June 19, 2006, and incorporated herein by this reference.

(8)
Filed previously as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File #: 000-27551), filed with the Securities and Exchange Commission on June 19, 2006, and incorporated herein by this reference.

(9)
Filed previously as Exhibit B to the Company’s Definitive Information Statement on Schedule 14C (File #: 000-27551), filed with the Securities and Exchange Commission on July 7, 2006, and incorporated herein by this reference.

(10)
Filed previously as Exhibit 10.6 to the Company’s Registration Statement on Form SB-2 (File #: 333-136855), filed with the Securities and Exchange Commission on August 23, 2006, and incorporated herein by this reference.

(11)
Filed previously as Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 (File #: 333-136855), filed with the Securities and Exchange Commission on October 5, 2006, and incorporated herein by this reference.

(12)
Filed previously as Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 (File #: 333-136855), filed with the Securities and Exchange Commission on October 5, 2006, and incorporated herein by this reference.

(13)
Filed previously as Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form SB-2 (File #: 333-136855), filed with the Securities and Exchange Commission on November 2, 2006, and incorporated herein by this reference.

(14)
Filed previously as Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 (File #: 333-140047), filed with the Securities and Exchange Commission on January 17, 2007, and incorporated herein by this reference.

(15)
Filed previously as Exhibit 10.13 to the Company’s Registration Statement on Form SB-2 (File #: 333-140047), filed with the Securities and Exchange Commission on January 17, 2007, and incorporated herein by this reference.

(16)
Filed previously as Exhibit 10.14 to the Company’s Registration Statement on Form SB-2 (File #: 333-140047), filed with the Securities and Exchange Commission on January 17, 2007, and incorporated herein by this reference.

(17)
Filed previously as Exhibit 10.15 to the Company’s Annual Report on Form 10-KSB/A (File #: 000-27551), filed with the Securities and Exchange Commission on March 19, 2007, and incorporated herein by this reference.

(18)
Filed previously as Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB/A (File #: 000-27551), filed with the Securities and Exchange Commission on March 19, 2007, and incorporated herein by this reference.

(19)
Filed previously as Exhibit 10.17 to the Company’s Annual Report on Form 10-KSB/A (File #: 000-27551), filed with the Securities and Exchange Commission on March 19, 2007, and incorporated herein by this reference.

(20)
Filed previously as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB (File #: 000-27551), filed with the Securities and Exchange Commission on August 14, 2007, and incorporated herein by this reference.

(21)
Filed previously as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB (File #: 000-27551), filed with the Securities and Exchange Commission on August 14, 2007, and incorporated herein by this reference.

(22)
Filed previously as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB (File #: 000-27551), filed with the Securities and Exchange Commission on August 14, 2007, and incorporated herein by this reference.

(23)
Filed previously as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB (File #: 000-27551), filed with the Securities and Exchange Commission on August 14, 2007, and incorporated herein by this reference.

(24)
Filed previously as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB (File #: 000-27551), filed with the Securities and Exchange Commission on August 14, 2007, and incorporated herein by this reference.

(25)
Filed previously as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB (File #: 000-27551), filed with the Securities and Exchange Commission on August 14, 2007, and incorporated herein by this reference.

(26)
Filed previously as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-QSB (File #: 000-27551), filed with the Securities and Exchange Commission on August 14, 2007, and incorporated herein by this reference.

(27)
Filed previously as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File #: 001-33667), filed with the Securities and Exchange Commission on August 30, 2007, and incorporated herein by this reference.

(28)
Filed previously as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File #: 001-33667), filed with the Securities and Exchange Commission on November 30, 2007, and incorporated herein by this reference.

(29)
Filed previously as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File #: 001-33667), filed with the Securities and Exchange Commission on November 30, 2007, and incorporated herein by this reference.

(30)
Filed previously as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File #: 001-33667), filed with the Securities and Exchange Commission on November 30, 2007, and incorporated herein by this reference.

(31)
Filed previously as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File #: 001-33667), filed with the Securities and Exchange Commission on November 30, 2007, and incorporated herein by this reference.

(32)
Filed previously as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File #: 001-33667), filed with the Securities and Exchange Commission on November 30, 2007, and incorporated herein by this reference.

(33)
Filed previously as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File #: 001-33667), filed with the Securities and Exchange Commission on November 30, 2007, and incorporated herein by this reference.

(34)
Filed previously as Exhibit 10.7 to the Company’s Current Report on Form 8-K (File #: 001-33667), filed with the Securities and Exchange Commission on November 30, 2007, and incorporated herein by this reference.

(35)
Filed previously as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File #: 001-33667), filed with the Securities and Exchange Commission on March 25, 2008, and incorporated herein by this reference.

(36)
Filed previously as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File #: 001-33667), filed with the Securities and Exchange Commission on March 25, 2008, and incorporated herein by this reference.

(37)
Filed previously as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File #: 001-33667), filed with the Securities and Exchange Commission on March 25, 2008, and incorporated herein by this reference.