Form 10-Q
period 2008-03-31
DigitalFX International Inc
filed 2008-05-15
CIK 1095691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2008

Commission File Number: 001-33667

DIGITALFX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0358792
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3035 East Patrick Lane, Suite 9
Las Vegas, Nevada 89120
(Address of principal executive offices, including zip code)

(702) 938-9300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐    No   ☒

As of May 14, 2008, 24,927,710 shares of the registrant’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DigitalFX International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,046	$5,319
Accounts receivable	507	50
Inventories, net	672	849
Prepaid bandwidth charges, affiliate	192	51
Prepaid expenses and other assets	609	411
Deferred income taxes, net	43	45
Total current assets	4,069	6,725

Restricted cash	-	2,000
Investment in and convertible secured promissory note due from related party	325	225
Investments, net	1,077	1,102
Deferred financing costs	442	961
Property and equipment, net of accumulated depreciation and amortization of $669 and $576, respectively	535	628
Deposits, merchant processors	746	789
Other assets	12	12
Deferred income taxes, net	1,856	1,995
Total assets	$9,062	$14,437

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$154	$383
Accrued expenses	1,041	1,114
Accrued commissions	1,624	1,619
Total current liabilities	2,819	3,116

Convertible Notes Payable, net	2,624	5,600

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,919,710 and 24,919,710, shares issued and outstanding, respectively	25	25
Additional paid in capital	13,592	12,882
Other comprehensive income (loss)	15	(286)
Accumulated deficit	(10,013)	(6,900)
Total stockholders’ equity	3,619	5,721
Total liabilities and stockholders’ equity	$9,062	$14,437

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(In thousands, except share and per share data, unaudited)

	Three Months Ended March 31,
	2008	2007

Revenues	$4,818	$6,396
Cost of revenues	1,000	965

Gross profit	3,818	5,431

Commission expenses	1,818	2,819
Other operating expenses	2,461	2,508

Operating income (loss)	(461)	104

Other income (expense):
Unrealized loss on investment	(439)	-
Loss on modification of debt	(1,920)	-
Financing costs, net	(301)	-
Other income, net	9	70

Other income (expense), net	(2,651)	70

Income (loss) before provision for income taxes	(3,112)	174

Provision for income taxes	1	118

Net income (loss)	$(3,113)	$56

Net income (loss) per share:
Basic	$(0.12)	$0.00

Fully diluted	$(0.12)	$0.00

Weighted average shares outstanding:
Basic	25,253,043	23,502,446

Fully diluted	25,253,043	24,390,688

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
(In thousands, except share data)

Three Months Ended March 31, 2008 (unaudited)

	Common	Common	Additional	Other Comprehensive	Accumulated
	Shares	Stock	Paid-In Capital	Loss	Deficit	Total

Balance, January 1, 2008	24,919,710	$25	$12,882	$(286)	$(6,900)	$5,721

Issuance of common stock on modification of debt	1,000,000	-	950	-	-	950

Exercise of options	-	-	2	-	-	2

Extinguishment of beneficial conversion feature on restructure of convertible debt	-	-	(370)	-	-	(370)

Fair value of vested options	-	-	126	-	-	126

Excess tax benefit related to stock options and warrants exercised	-	-	2	-	-	2

Fair value adjustment on investment, net of tax	-	-	-	273	-	273

Foreign currency translation adjustment	-	-	-	28	-	28

Net loss for the three months ended March 31, 2008	-	-	-	-	(3,113)	(3,113)

Balance, March 31, 2008	25,919,710	$25	$13,592	$15	$(10,013)	$3,619

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income (loss)	$(3,113)	$56
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	93	61
Equity based compensation expense	126	160
Amortization of financing costs and debt discount	200	-
Unrealized loss on investment	439	-
Loss on modification of debt	1,920	-
Deferred income taxes	2	95
Changes in assets and liabilities:
Accounts receivable	(457)	(38)
Inventory	177	(70)
Prepaid expenses and other assets	(294)	(105)
Accounts payable and accrued expenses	(296)	(24)
Due to affiliate	-	(45)

Net cash provided by (used in) operating activities	(1,203)	90

Investing activities:
Exercise of warrants to acquire interest in company owned by related party	(100)	-
Purchases of property and equipment	-	(155)

Net cash used in investing activities	(100)	(155)

Financing activities:
Proceeds from issuance of common stock, net	2	32
Proceeds from exercise of warrants, net	-	3
Repayment of convertible notes	(2,000)	-

Net cash provided by (used in) financing activities	(1,998)	35

Foreign currency translation	28	(1)

Change in cash and cash equivalents	(3,273)	(31)
Cash and cash equivalents, beginning of period	5,319	5,754

Cash and cash equivalents, end of period	$2,046	$5,723

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$171	$-
Non-Cash Investing and Financing Activities:
Tax benefit related to stock options and warrants	$2	$342
Tax effect of loss on investment	$(140)	$-
Repayment of convertible notes from restricted cash	$(2,000)	-

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2008 and 2007 (unaudited)

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

The Company’s wholly-owned subsidiary, DigitalFX Solutions, LLC, a Nevada limited liability company (“DigitalFX Solutions”), operates its website, www.digitalfxsolutions.com, which offers the Company’s video-enabled web platform to enterprise-sized businesses. In addition, DigitalFX Solutions has an electronics division, whose purpose is to expand the Company’s current product offerings to other electronic devices, supplies, software and components.

The condensed consolidated financial statements include the accounts of the Company, VMdirect and its wholly-owned U.K. and Ireland subsidiaries, and the Company’s wholly-owned Nevada subsidiaries. Inter-company transactions and balances have been eliminated.

These interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007 and the cash flows for the three months ended March 31, 2008 and 2007. The Company’s audited financial statements as of and for the years ended December 31, 2007 and 2006 are included in its 10-KSB filing dated March 31, 2008. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2008.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2008 and 2007 (unaudited)

Merger and Stock Split

On June 15, 2006, Qorus.com, Inc., an inactive Florida corporation (“Qorus”) with no current operations, issued to the members of VMdirect (“Members”) 1,014,589 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of Qorus (the “Preferred Stock”), which were converted into 1,057,547,456 shares of Qorus’ common stock (“Conversion Shares”). The number of shares of Preferred Stock issued to the Members and the number of Conversion Shares gives effect to the issuance of 289,292 membership units by VMdirect for an aggregate purchase price of $625, a transaction that was completed immediately prior to the closing of the transaction with Qorus. The transaction has been accounted for as a reverse merger (recapitalization) with the Company deemed the accounting acquirer, and Qorus the legal acquirer. As such, the financial statements herein reflect the historical activity of VMdirect since its inception, and the historical stockholders’ equity of VMdirect has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to any differences in the par value offset to additional paid in capital. Subsequent to the consummation of this transaction, Qorus changed its name to DigitalFX International, Inc.

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

At March 31, 2008 and December 31, 2007, the Company had $746 and $789, respectively, of funds held by credit card merchant processors as reserves against any possible charge backs and returns on credit card transactions related to customer disputes that are not offset against the Company’s daily sales deposit activity. These amounts are reflected as Deposit, Merchant Processors on the Company’s consolidated balance sheets.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2008 and 2007 (unaudited)

At December 31, 2007, the Company had $2,000 of funds held by a bank under a letter of credit arrangement pursuant to its Convertible Notes Payable. These amounts are reflected as Restricted Cash on the Company’s consolidated balance sheet as of December 31, 2007. In March, 2008, as described in Note 9, the Company restructured its agreement and these funds were returned to the Investors.

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

Revenues

The Company generates revenue through (i) sales of affiliate business packages and selling aids to Affiliates which include cameras, sales literature, and training videos, and the initial month’s subscription to its internet-based suite of products which includes a wide spectrum of streaming video content and an integrated suite of streaming media applications, including video email, video chat, and live web-casting, (ii) sales of monthly subscriptions to retail customers and Affiliates with a wide spectrum of streaming video content as well as an integrated suite of streaming media applications, including video email, video chat, and live web-casting, (iii) sales of branded apparel and merchandise, (iv) sales of electronic components and (v) hosting conferences and events.

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
Three Months Ended March 31, 2008 and 2007 (unaudited)

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

Electronic Components

The Company recognizes revenue from the sales of electronic components in accordance with SAB No. 104, when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time the product is shipped to customers when title and risk of loss have transferred. Sales of the above products entail no post-customer support or delivery of any other items.

Conferences and Events

The Company also earns fees for certain events it hosts such as sales and training conferences and seminars. Revenue is recognized when all of the criteria of SAB No. 104 described above are met, which is generally after the event has occurred. Amounts collected prior to the event are reflected as deferred revenue, and recognized after the event has occurred. As of March 31, 2008 and December 31, 2007, the Company had $0 in deferred revenue related to conferences and events.

Shipping and Handling Fees

Shipping and handling fees are billed to customers and included in revenue. The related costs are included in cost of goods sold. Shipping and handling costs are charged to expense as incurred. Total shipping and handling costs of $94 and $103 are included in cost of goods sold for the three months ended March 31, 2008 and 2007, respectively.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2008 and 2007 (unaudited)

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

Valuation Assumptions

The fair value of options and warrants were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2007 and 2006:

	March 31,	March 31,
	2008	2007

Dividend yield	-0-	-0-
Risk-free interest rate	4.50% - 4.64%	4.50%
Expected volatility	42.00% - 68.38%	50.00%
Expected life of options	5 years	4- 6 years

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2008 and 2007 (unaudited)

Earnings (Loss) Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires presentation of basic earnings per share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

The following is a reconciliation of the calculation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007.

	2008			2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share:
Income (loss) available to common stockholders	$(3,113)	25,253,043	$(0.12)	$56	23,502,446	$0.00

Effect of Dilutive Securities:
Options and warrants	-	-	-	-	888,242	-

Diluted earnings per share	$(3,113)	25,253,043	$(0.12)	$56	24,390,688	$0.00

Options to purchase 1,247,572 shares of common stock and warrants to purchase 1,274,708 shares of common stock at various prices were outstanding during the three months ended March 31, 2008 but were not included in the computation of diluted earnings per share for this period because the Company incurred a loss for this period, and their effect would be anti-dilutive. Options to purchase 291,500 shares of common stock at $7.75 per share and options to purchase 82,000 shares of common stock at $3.50 per share were outstanding during the three months ended March 31, 2007 but were not included in the computation of diluted earnings per share for this period because the options’ exercise price was greater than the average market price of the common shares during this period, and their effect would be anti-dilutive.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2008 and 2007 (unaudited)

Member Incentives

The Company’s commission structure is based on a multi-tiered affiliate program. Commissions are recorded for sales, including commissions based on bonus points assigned to products which are independent of the product’s price. Commissions totaled $1,818 and $2,819 for the three months ended March 31, 2008 and 2007, respectively, and are included in the accompanying consolidated statements of operations.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” established rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s foreign currency translation adjustments to be reported as a separate component (comprehensive income/loss) of stockholders’ equity. The components of comprehensive income (loss) are as follows:

	Three Months ended March 31,
	2008	2007

Net Income (Loss)	$(3,113)	$56
Fair value adjustment on investment, net of tax	273	-
Foreign Currency Translation	28	(1)
Comprehensive Income (Loss)	$(2,812)	$55

Fair Value of Financial Instruments

The Company partially adopted SFAS 157, “Fair Value of Financial Instruments,” (SFAS 157) on January 1, 2008, delaying application for non-financial assets and non-financial liabilities as permitted. This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1: quoted prices (unadjusted) in active markets for identical asset or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

Level 2: inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

Level 3: unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2008 and 2007 (unaudited)

In accordance with SFAS 157, the Company determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety.

The following table presents certain investments of the Company’s financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended March 31, 2008:

	Level 1	Level 2	Level 3	Total
Investments, at fair value	$261	$-	$816	$1,077

See Note 7 for more information on these investments.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161 (FAS 161), “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FAS 133.” FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect the implementation of FAS 161 to have a material impact on its consolidated financial statements.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2008 and 2007 (unaudited)

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

The following table presents revenue by product category for the three months ended March 31, 2008 and 2007.

	Three Months Ended
Revenue:	March 31, 2008	March 31, 2007
Subscription fees for access plans and administrative tools	$3,454	$4,527
Affiliate business packages	747	1,348
Electronic components	346	-
Upgrades to business packages	144	389
Merchandise and shipping fees	127	132
Total Revenue	$4,818	$6,396

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2008 and 2007 (unaudited)

The breakdown of revenues generated by geographic region for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007

United States, Canada & Mexico	88%	92%
United Kingdom	3%	2%
Europe	4%	-
Australia and New Zealand	5%	6%
	100%	100%

Assets and liabilities located in countries outside the United States were not material at March 31, 2008 or December 31, 2007.

The breakdown of revenues generated by customer type for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
Affiliates	81%	92%
Retail and other customers	19%	8%
	100%	100%

Note 4.  Inventories

Inventories, net consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(unaudited)
Electronic parts and components	$168	$250
Cameras and merchandise	520	615
Less: Allowance for obsolete inventory	(16)	(16)
	$672	$849

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2008 and 2007 (unaudited)

Note 5.  Restricted Cash

Pursuant to its Convertible Notes Payable agreements described in Note 9, the Company was required to have letters of credit issued in the aggregate amount of $2,000 (for which the Company provided the collateral) for the benefit of the Investors. At December 31, 2007, the Company classified the $2,000 as restricted cash on its consolidated balance sheet. During March, 2008, the funds were returned to the Investors as part of a restructuring of the Convertible Notes Payable (see Note 9).

TNote 6. Investment In and Convertible Secured Promissory Note due from Related Party

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

The SaySwap Warrant entitles the Company to purchase 26.1 shares of SaySwap’s common stock at a per share price of $3,831. The SaySwap Warrant expires on May 31, 2010. In February, 2008, the Company exercised the SaySwap Warrant for $100. After the exercise, the Company owned a non-controlling interest in SaySwap of approximately 2%.

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2008 and 2007 (unaudited)

Note 7.  Investments

Investments consist of the following at March 31, 2008 and December 31, 2007:

	2008			2007
	Cost	Unrealized Loss	Net	Cost	Unrealized Loss	Net
Fusion Telecommunications Int’l Inc.	$700	$(439)	$261	$700	$(414)	$286
CJ Vision Enterprises, Inc	816	-	816	816	-	816
Transparensee Systems, Inc.	175	(175)	-	175	(175)	-
	$1,691	$(613)	$1,077	$1,691	$(589)	$1,102

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
Three Months Ended March 31, 2008 and 2007 (unaudited)

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

At March 31, 2008 and December 31, 2007, the fair value of the Company’s common share equivalents in Fusion was $261 and $286, respectively. During the three months ended March 31, 2008, the Company evaluated its investment in Fusion and determined the decline in the fair value of its investment is considered other than temporary. The Company recorded an unrealized loss on its investment of $439, which is reflected in Other Expenses, net in the Company’s consolidated statement of operations for the three months ended March 31, 2008.

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

A member of the Board of Directors of CVJE, Emanuel Gerard, is also a member of the Board of Directors of the Company.

At March 31, 2008, the Company’s investment in CJVE is carried at cost of $816, which approximates its fair value.

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
Three Months Ended March 31, 2008 and 2007 (unaudited)

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

At December 31, 2007, the Company assessed its investment for impairment and recorded a valuation reserve of $175 which reduced the fair value of its investment to $0. No interest income has been recognized for the three months ended March 31, 2008.

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2008 and 2007 (unaudited)

Note 8.  Property and Equipment

Property and equipment at March 31, 2008 and December 31, 2007 consists of the following:

	March 31, 2008	December 31, 2007
	(unaudited)
Furniture and fixtures	$47	$47
Computers and equipment	441	441
Purchased software	716	716
	1,204	1,204
Less: accumulated depreciation and amortization	(669)	(576)
	$535	$628

All property and equipment above is depreciated over a three year life. Depreciation and amortization expense for the three months ended March 31, 2008 and 2007 was $93 and $61, respectively.

Note 9.  Convertible Notes Payable

On November 29, 2007, the Company entered into a Securities Purchase Agreement with Portside Growth and Opportunity Fund, Highbridge International LLC and Iroquois Master Fund, Ltd. (the “Investors”) pursuant to which Company issued on November 30, 2007, an aggregate principal amount of $7,000 of three-year senior secured convertible notes, with a per share conversion price of $2.80 (“Existing Notes”), and five-year warrants (“Existing Warrants”) to purchase an aggregate of 875,000 shares of our common stock at $2.93 per share, to the Investors.

On March 24, 2008, the Company entered into Amendment and Exchange Agreements with the Investors pursuant to which Company agreed, along with the Investors, to restructure the financing consummated under the Securities Purchase Agreement to reduce the amount of the financing to $3,000, with each Investor receiving repayment of its pro-rata share of $4,000, including $2,000 held in a collateral account for certain letters of credit (see Restricted Cash in Note 5), through the exchange of Existing Notes for a combination of amended and restated senior secured convertible notes (“Amended and Restated Notes”) and an aggregate of 1,000,000 shares of our common stock (the “Common Shares”), and through the exchange of Existing Warrants for amended and restated warrants (“Amended and Restated Warrants”). The Amended and Restated Notes have an aggregate principal amount of $3,000 and a term of three years commencing from November 30, 2007. The Amended and Restated Warrants have a term of five years commencing from November 30, 2007 and entitle the Investors to initially purchase an aggregate of 750,002 shares of our common stock (subject to adjustment as provided in the Amended and Restated Warrants, including pursuant to economic anti-dilution adjustments). The Amended and Restated Notes carry interest at 7.50% per annum on the unpaid/unconverted principal balance, payable quarterly in cash, and are secured on a senior basis against all of our assets. The Company is required to make aggregate monthly principal payments of $25, plus accrued interest thereon, beginning July 1, 2008.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2008 and 2007 (unaudited)

The Amended and Restated Notes are convertible into approximately 1,500,000 shares of the Company’s common stock, based on a conversion price of $2.00 per share (subject to adjustment as provided in the Amended and Restated Notes, including pursuant to economic anti-dilution adjustments), which shall reset on March 26, 2009 to the greater of (i) 105% of the arithmetic average of the dollar the weighted average price of our common stock over each of the five consecutive trading days ending on the trading day immediately prior to March 26, 2009 and (ii) $1.00 (as adjusted for any stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events); provided however, that in no event shall the adjusted conversion price be greater than $3.00 (as adjusted for any stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events). The Amended and Restated Warrants have an exercise price of $0.959 per share (subject to adjustment as provided in the Amended and Restated Warrants, including pursuant to economic anti-dilution adjustments).

The Amended and Restated Notes are convertible at the option of the Investors prior to their maturity. Additionally, beginning November 30, 2008, and provided that the Company has complied with certain equity conditions, the Company will be able to require the Investors to convert the Amended and Restated Notes into shares of its common stock if the dollar volume weighted average price of its common stock is $2.75 (subject to adjustment as provided in the Amended and Restated Notes) for twenty (20) out of thirty (30) consecutive trading days.

The Amended and Restated Notes and the Amended and Restated Warrants provide that the Company shall not be obligated to issue shares of common stock upon conversion of the Amended and Restated Notes and the exercise of the Amended and Restated Warrants in excess of 45,000,000 in the aggregate.

The maturity date of the Amended and Restated Notes is November 29, 2010. The Investors are entitled to accelerate the maturity date in the event that there occurs an event of default under the Amended and Restated Notes, including, without limitation, if the Company fails to register for resale the Common Shares and the shares underlying the Amended and Restated Notes and Amended and Restated Warrants, if the Company fails to pay any amount under the Amended and Restated Notes when due, if a judgment is rendered against the Company in an amount set forth in the Amended and Restated Notes, if the Company breaches any representation or warranty under the Securities Purchase Agreement or other transaction documents, or if the Company fails to comply with the specified covenants set forth in the Amended and Restated Notes. Among the other covenants, the Amended and Restated Notes contain financial covenants whereby the Company will be required to achieve specified EBITDA and revenue targets in each of the fiscal quarters during which the Amended and Restated Notes are outstanding. Any failure to achieve an EBITDA or revenue target will be considered a breach of the financial covenant.

Upon the occurrence of an event of default under the Amended and Restated Notes, the Investors may require the Company to redeem all or any portion of the Amended and Restated Notes by delivering written notice thereof to the Company. The portion of the Amended and Restated Notes being redeemed shall be redeemed by the Company at a price equal to the greater of (i) the product of (A) the amount being redeemed and (B) the applicable redemption premium (between 100% and 125%) and (ii) the product of (A) the number of shares of the Company’s common stock issuable upon the conversion of such amount and (B) the greater of (I) the closing sale price of the Company’s common stock on the date immediately preceding such event of default, (II) the closing sale price of the Company’s common stock on the date immediately after such event of default and (III) the closing sale price of the Company’s common stock on the date the Investor delivers a redemption notice in connection with an event of default.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2008 and 2007 (unaudited)

Pursuant to the Amendment and Exchange Agreements, the Registration Rights Agreement dated November 30, 2007 was amended to provide that the Company must register for resale 100% of the sum (i) the aggregate number of shares of the Company’s common stock issued or issuable upon conversion of the Amended and Restated Notes as of the trading day immediately preceding the date the registration statement is initially filed with the Securities and Exchange Commission (the “SEC”), (ii) the aggregate number of shares of the Company’s common stock issued or issuable upon exercise of the Amended and Restated Warrants as of the trading day immediately preceding the date the registration statement is initially filed with the SEC, and (iii) the Common Shares, and to remove language that provided that if (i) the Company did not file a registration statement by a specified date, (ii) the registration statement was not declared effective on or prior to a specified effectiveness date, or (iii) after the effective date, such registration statement ceased to remain continuously effective prior to the expiration of a certain effectiveness period, the Company had to pay the Investors, on the occurrence of the event and for each month thereafter that it continued, an amount in cash as partial damages equal to 1.5% of the aggregate purchase price paid by the Investors for the shares underlying the Notes and Warrants then held by the Investors.

In addition, under the terms of the Amendment and Exchange Agreements, if a registration statement is not available for the resale of the Common Shares and the shares of the Company’s common stock underlying the Amended and Restated Notes and the Amended and Restated Warrants and the Company fails to satisfy the current public information requirement under Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), the Company will pay the Investors on the occurrence of such event and for each month thereafter that such event continues (or until such time such information is no longer required under the rule), an amount in cash as partial liquidated damages equal to 1.5% of the aggregate purchase price of the Investors’ Amended and Restated Notes then outstanding.

Under the terms of the Amendment and Exchange Agreements, so long as the Amended and Restated Notes are outstanding, each Investor is not permitted to sell a number of Common Shares exceeding more than two-thirds (2/3) of the number of shares of the Company’s common stock previously issued, or required to have been issued, to such Investor upon conversion of such Investor's Amended and Restated Notes.

In connection with the restructuring transaction, VM Investors, LLC, the Company’s majority shareholder (whose members include Craig Ellins, the Company’s Chief Executive Officer, and Amy Black, the President of VMdirect), agreed to transfer 1,000,000 shares of the Company’s common stock back to the Company.

Maxim Group L.L.C. acted as placement agent in connection with the transaction. For their services as placement agent, the Company was required to pay Maxim an aggregate commission in cash equal to 8% of the gross proceeds from the sale of the Existing Notes and Existing Warrants, a non-accountable expense allowance of 1% of the gross proceeds from the sale of the Existing Notes and Existing Warrants, plus a warrant to purchase 7% of the shares underlying the Existing Notes and Existing Warrants issuable to the Investors. The Company issued a warrant to purchase 236,250 shares (subject to adjustment as provided in the Amended and Restated Warrants, including pursuant to economic anti-dilution adjustments) of its common stock with an exercise price of $2.93 and a term of 5 years to Maxim and paid Maxim a fee of $459,993.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2008 and 2007 (unaudited)

At December 31, 2007, prior to the restructuring transaction, the initial fair value of the conversion feature was $370 and the initial fair value of the warrants was $1,070 based upon the relative value of the Black Sholes valuation of the warrants and the underlying debt amount. For the Black Sholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.63%, expected volatility of 68.38% and an expected term of the warrants of 5 years. At March 31, 2008, after the restructuring transaction, the fair value of the conversion feature was reduced to $0 and the fair value of the warrants was reduced to $376. The fair value of the warrants is reflected by the Company as a valuation discount and offset to the carrying value of the notes and will be amortized over the remaining term of the notes.

At December 31, 2007, prior to the restructuring transaction, deferred financing costs, which consist of cash paid at closing of the notes and the fair value of the warrants issued to the placement agent totaled $961. At March 31, 2008, after the restructuring transaction, the remaining deferred financing costs totaled $442, which will be amortized over the remaining term of the notes.

The restructuring transaction substantially amended the terms of the Securities Purchase Agreement. Pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” a substantial modification in terms of an existing debt, should be reported as a debt extinguishment. The Company’s modification of terms as described above resulted in a loss on modification of debt of $1,920, which is reflected in the Company’s consolidated statements of operations for the three months ended March 31, 2008. The loss on modification of debt consisted of a write down of deferred financing costs of $436, modification of the Investor’s warrants of $534 and the issuance of 1,000,000 shares of common stock with a fair market value of $950.

Note 10.  Stock Options and Warrants

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
Three Months Ended March 31, 2008 and 2007 (unaudited)

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

As of March 31, 2008, 575,121 shares were available for grant under the 2006 Stock Incentive Plan.

The following is a summary of option activity (including plan and non-plan options) for the year ended December 31, 2007 and three months ended March 31, 2008 (in thousands, except per share data):

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at January 1, 2006	1,178	$0.26-$7.75	$2.12
Granted	557	$3.08-$4.20	$3.73
Exercised	(169)	$.26-$.33	$.27
Cancelled	(192)	$.26-$7.75	$1.10
Outstanding at December 31, 2007	1,374	$0.26-$7.75	$3.14
Granted	-	-	-
Exercised	(8)	$.26	$.26
Cancelled	(119)	$.26-$3.65	$.84
Outstanding at March 31, 2008	1,247	$0.26-$7.75	$3.14
Exercisable at March 31, 2008	563	$0.26-$7.75	$3.34

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2008 and 2007 (unaudited)

The following table summarizes information regarding options outstanding at March 31, 2008:

	Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (months)	Aggregate Intrinsic Value
Shares Granted Quarter Ended December 31, 2005	534	$0.26	$0.26	12	607
Shares Granted Quarter Ended March 31, 2006	22	$0.33	$0.33	2	23
Shares Granted Quarter Ended September 30, 2006	277	$7.75	$7.75	23	-
Shares Granted Quarter Ended March 31, 2007	66	$3.50	$3.50	5	-
Shares Granted Quarter Ended June 30, 2007	131	$3.65-$4.20	$3.90	9	-
Shares Granted Quarter Ended September 30, 2007	344	$3.08-$3.80	$3.71	31	-
Outstanding at March 31, 2008	1,247	$0.26-$7.75	$3.34	83	$312
Exercisable at March 31, 2008	563	$0.26-$7.75	$2.19	57	-

There were 8,000 stock options exercised during the year ended December 31, 2007 from which the Company received $2 in cash proceeds. The Company recognized compensation expense from vesting of stock options of $126 and $160 for the three months ended March 31, 2008 and 2007, respectively, and had estimated future compensation expense from these stock options of $1,473 at March 31, 2008 which will be recognized over the remaining estimated weighted useful life of the options.

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

Additionally on November 30, 2007, the Company granted warrants to purchase 236,250 shares of common stock at an exercise price of $2.93, subject to certain resets, to Maxim Group, LLC. Maxim Group LLC acted as placement agent in connection with the Existing Notes. The warrants vested immediately at the grant date.

The fair value of these warrants will be expensed over the life of the debt as a part of interest expense.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2008 and 2007 (unaudited)

During the three months ended March 31, 2008, no warrants were exercised. During the three months ended March 31, 2007, 342,069 warrants were exercised to obtain 315,226 shares of common stock. The Company recognized no compensation expense from warrants during the three months ended March 31, 2008 and 2007, respectively.

As fully described in Note 9, on November 30, 2007, the Company entered into a Securities Purchase Agreement with certain Investors pursuant to which the Company agreed to issue an aggregate principal amount of $7,000 of three-year senior secured convertible notes and five-year warrants to purchase an aggregate of 875,000 shares of the Company’s common stock at an exercise price of $2.93. In March 2008, the agreement was restructured and the Existing Warrants were exchanged for amended and restated warrants. The Amended and Restated Warrants have a term of five years commencing from November 30, 2007 and entitle the Investors to initially purchase an aggregate of 750,002 shares of our common stock at an exercise price of $.959. The warrants vested immediately at the grant date.

The following is a summary of stock warrant activity for the year ended December 31, 2007 and the three months ended March 31, 2008 (in thousands, except per share data):

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,057	0.26	0.26
Granted	1,111	2.93	2.93
Exercised	(768)	0.26	0.26
Cancelled	-	-	-
Outstanding at December 31, 2007	1,400	$2.38	$2.38
Granted	750.959		.959
Exercised	-	-	-
Cancelled	(875)	2.93	2.93
Outstanding at March 31, 2008	1,275	2.38	$1.17
Exercisable at March 31, 2008	1,275	$2.38	$1.17

The following table summarizes information regarding warrants outstanding at December 31, 2007:

	Shares	Exercise Price	Weighted Average Remaining Contractual Term (months)	Aggregate Intrinsic Value
Outstanding at March 31, 2008	1,275	$0.26-$2.93	52	$196
Exercisable at March 31, 2008	1,275	$0.26-$2.93	52	$196

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2008 and 2007 (unaudited)

Note 11.  Related Parties

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

In connection with the services discussed above, the Company incurred expenses of $387 and $548 during the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008 and December 31, 2007, the accompanying consolidated balance sheets reflect prepaid bandwidth charges, affiliates of $192 and $51, respectively, which represent amounts paid in advance to RazorStream for services discussed above.

In addition, the Company, in conjunction with RazorStream, is in process of developing a unique internet appliance (“Set Top Box”) which will allow users the ability to access their DigitalFX Studio features, stream high resolution on demand audio and video content and participate in the social network, all from their television. During the three months ended March 31, 2008, the Company did not incur expenses due to RazorStream for development costs in association with the Set Top Box project.

Other Related Party Transactions

As described in Note 6, the Company has a convertible note receivable with SaySwap totaling $225. SaySwap is a Company that is 60% owned by the Company’s Chief Operating Officer and members of his immediate family. In February, 2008, the Company exercised the SaySwap warrant in the amount of $100.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2008 and 2007 (unaudited)

As described in Note 7, the Company has an investment in CJVE totaling $816. A member of the Board of Directors of CJVE, Emanuel Gerard, is also a member of the Board of Directors of the Company.

During the three months ended March 31, 2008, the Company made payments to Vayan Marketing Group, LLC totaling $15 under a month to month agreement to provide auto-responder services to the Company. An officer of Vayan Marketing Group, LLC is an immediate family member of one of the managers of our majority shareholder, of VM Investors, LLC.

Note 12.  Income Taxes

The provision for income taxes consists of the following for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Current tax provision - federal	$1	67
- foreign	-	-
Deferred tax provision- federal	-	51
- foreign	-	-
Income tax provision (benefit)	$1	118

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Income before income tax provision	$(3,112)	174

Expected tax (federal statutory rate 34%)	(1,058)	59
Permanent differences	40	8
Valuation allowance	1,008	-
Other	11	51

Income tax provision	$1	118

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2008 and 2007 (unaudited)

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2008, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

Note 13.  Legal Proceedings

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
Three Months Ended March 31, 2008 and 2007 (unaudited)

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

On April 16, 2008 the Court temporarily stayed all discovery and ordered the appointment of a discovery referee. This action was in response to motions to compel further discovery responses which were filed by the former Affiliate against the Company and its subsidiaries. A motion for protective order was also filed by the Company and its subsidiaries against the former Affiliate because of his abusive litigation tactics. The appointment of this discovery referee will cause additional cost to be incurred in prosecuting and defending this case.

Management believes there exists no basis for the former Affiliate's claims and intends to defend this matter vigorously.  In the event management’s assessment of the case is incorrect, the economic impact on the Company would be insignificant and would not materially affect its operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements made in this Form 10-Q (the “Quarterly Report”) that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. These forward-looking statements include the plans and objectives of management for our future growth, including plans and objectives related to the consummation of acquisitions and future private and public issuances of our equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

References to the “Company” refer to DigitalFX International, Inc. The words or phrases “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” or “continue,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative thereof, are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) our failure to implement our business plan within the time period we originally planned to accomplish; and (b) other risks that are discussed in this Form 10-Q or included in our previous filings with the Securities and Exchange Commission (“SEC”).

Description of Business

Corporate History

DigitalFX International, Inc. was incorporated in the State of Florida on January 23, 1991. Prior to November 2001, we provided intelligent message communications services to enterprises in the travel and hospitality sectors. In November 2001, we sold substantially all of our assets to Avery Communications, Inc. after which we continued without material business assets, operations or revenues. On June 22, 2004, we consummated the transactions contemplated by a Securities Purchase Agreement (the “Purchase Agreement”) dated June 10, 2004, by and among our company, Keating Reverse Merger Fund, LLC (“KRM Fund”), Thurston Interests, LLC (“Thurston”) and certain other shareholders of our company. The transactions resulted in a change of control whereby KRM Fund became our majority shareholder. From November 2001 through June 15, 2006, we were a public “shell” company with nominal assets.

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

At the closing, VMdirect became our wholly-owned subsidiary. The exchange transaction was accounted for as a reverse merger (recapitalization) with VMdirect deemed to be the accounting acquirer, and our company deemed to be the legal acquirer.

Business Overview

We are a digital communications and social networking company that, directly and through a multi-tiered affiliate program, offers a suite of proprietary digital communication tools, including video email, video instant messaging, live webcasting, podcasting, blogging, and digital vault storage. Our social networking website, www.helloworld.com, operated by our wholly-owned subsidiary DigitalFX Networks, LLC, a Nevada limited liability company (“DigitalFX Networks”), targets users from ages 18 to 65. The site features a full suite of digital communication tools, and multi-tiered affiliates (“Affiliates”) and retail customers pay a monthly subscription fee to use the tools and participate in the social network. Additionally, our website, www.vmdirect.comUTH, operated by our wholly-owned subsidiary VMdirect, L.L.C., a Nevada limited liability company (“VMdirect”) offers Affiliates the tools necessary to effectively market and distribute our digital communication tools. We also offer a video-enabled web platform to small and medium-sized businesses through www.firststream.comU, also operated by DigitalFX Networks. This service allows streaming video to be sent in any business email communication and also provides small and medium-sized businesses with live broadcasting, podcasting and blogging ability.

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

Results of Operations

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007 (in thousands, except for customer base data)

The following table presents revenue by category for the three months ended March 31, 2008 and 2007.

Revenue:	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Subscription fees for access plans	$3,454	$4,527
Affiliate business packages	747	1,348
Electronic components	346	-
Upgrades to business packages	144	389
Merchandise and shipping fees	127	132
Total Revenue	$4,818	$6,396

Revenues decreased $1,578, or 25%, during the quarter ended March 31, 2008 to $4,818 from $6,396 for the corresponding period in 2007. During the first quarter of 2008, the total number of our active customers decreased 17% to approximately 25,000 from approximately 30,000 as of March 31, 2007.

Subscription Fee Revenue

Recurring revenue from subscription fees for access plans from Affiliates and retail customers decreased in total by $1,073, from $4,527 for the quarter ended March 31, 2007 to $13,454 for the quarter ended March 31, 2008.

Subscription fees from Affiliates decreased $1,116, or 28% to $2,878 for the quarter ended March 31, 2008 from $3,994 for the quarter ended March 31, 2008. This directly relates to the number of our active affiliates. During the first quarter of 2008, total active Affiliates declined by 28% from approximately 15,700 as of March 31, 2007 to approximately 11,300 as of March 31, 2008.

Subscription fees from retail customers increased slightly by $42 from $533 for the quarter ended March 31, 2008 to $617 for the quarter ended March 31, 2008. While the number of our active retail customers decreased from approximately 14,200 at March 31, 2007 to approximately 13,600 at March 31, 2008, the increase in revenue is attributable to a shift in customer enrollments to enhanced access plans. We offer retail access plans at $9.95, $29.95, $39.95 and $69-$499 (FirstStream) (U.S.A. prices) per month. During the quarter ended March 31, 2008, more of our customers enrolled in plans at a higher monthly price than in the corresponding period in 2007.

Affiliate Business Package Revenue and Upgrades

Affiliate business package revenue, which represents new Affiliate kit sales, decreased $601 to $747 for the quarter ended March 31, 2008 from $1,348 for the same period in 2007. Although average revenue per kit sold increased from $315 for the quarter ended March 31, 2007 to $321 for the quarter ended March 31, 2008, total new kits sold decreased from 5,305 for the quarter ended March 31, 2007 to 2,486 for the quarter ended March 31, 2008.

Revenue related to Affiliate upgrades decreased by $244 from $389 for the quarter ended March 31, 2008 to $144 for the quarter ended March 31, 2008. During the first quarter of 2008, 179 Affiliates elected to upgrade to a higher level once enrolled, down from 368 in the corresponding period of 2007.

Electronic Components

Revenue from sales of electronic components totaled $346 during the first quarter of March 31, 2008. Our electronics division was launched in the fourth quarter of 2007.

Gross Profit

Gross Profit decreased $1,613 or 30% in the first quarter of 2008 as compared to the corresponding period of 2007. As a percentage of sales, gross profit decreased from 85% of sales to 79% of sales from the quarter ended March 31, 2007 to the quarter ended March 31, 2008. This decrease relates to the lower margin realized on electronic component sales.

Commission Expenses

Commission expenses decreased $1,001 to $1,818 for the quarter ended March 31, 2008 from $2,819 for the quarter ended March 31, 2007. Commission expense as a percent of sales decreased from 44% in 2007 to 38% in 2008. This decrease as a percent of sales during the first quarter of 2008 corresponds to the shift in the composition of sales and the structural differences in the commission program for small business sales which commenced in 2007. In addition, the quarter ended March 31, 2008 included sales of electronic components to businesses, which are non-commissionable.

Other Operating Expenses

The following table represents a breakdown of other operating expenses for the three months ended March 31, 2008 and 2007. These comparisons are not necessarily indicative of future spending.

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Salaries, benefits and other compensation	$1,250	$1,002
Corporate expenses	297	316
Product development	139	162
International deployment and administration	153	148
Merchant fees	178	280
Marketing expenses	74	101
General and administrative	369	498
Total Other Operating Expenses	$2,461	$2,507

While down by $47 on an overall basis, other operating expenses increased as a percentage of revenue from 39% for the quarter ended March 31, 2007 to 51% in the corresponding period in 2008.

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

Other expense, net increased by $2,721 to $2,651 of expense for the quarter ended March 31, 2008 from $70 of income for the corresponding period in 2007. For the quarter ended March 31, 2008, other expense consist of financing costs, net of interest income, associated with the convertible notes of $301, and one-time expenses including the unrealized loss on one of our investments of $439 and the loss on extinguishment of debt related to the restructuring of our convertible notes of $1,920.

Liquidity and Capital Resources

Our cash requirements are principally for working capital. Historically, we have funded our working capital needs through operations, the sale of equity and debt interests and through additional capital contributions by our former members.

For the quarter ended March 31, 2008, cash used by Operating Activities was ($1,203) and consisted of net loss of ($3,113), increased by non-cash items of $2,780 and decreased by $870 due to changes in other operating assets and liabilities. The latter consisted of decreases in cash provided by accounts receivable, prepaid expenses, other assets, and cash used by accounts payable and accrued expenses of $1,047, offset by increases in cash provided by inventory of $177.

For the quarter ended March 31, 2007, cash provided by Operating Activities was $90 and consisted of net income of $56, increased by non-cash items of $316 and decreased by $282 due to changes in other operating assets and liabilities. The latter consisted of decreases in cash provided by accounts receivable, prepaid expenses and inventory of $213 and decreases in cash used by accounts payable, accrued expenses and due to affiliate of $69.

For the quarter ended March 31, 2008, net cash used in Investing Activities related to the exercise of warrants to acquire an interest in SaySwap of $100. For the quarter ended March 31, 2007, net cash used in Investing Activities of $155 related capital expenditures for computer and video equipment and software licenses.

For the quarter ended March 31, 2008, net cash used in Financing Activities included proceeds from the exercise of stock options of $2 offset by the cash repayment of $2,000 related to the restructuring of the convertible notes ($2,000 of restricted cash was also repaid as part of the restructuring of the convertible notes and has been reflected in the Non-Cash Investing and Financing Activities in the Consolidated Statements of Cash Flows for the quarter ended March 31, 2008). For the quarter ended March 31, 2007, net cash provided by Financing Activities included the exercise of stock options and warrants totaling $35.

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

Geographic Information

The breakdown of revenues generated by geographic region for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007

United States, Canada & Mexico	88%	92%
United Kingdom	3%	2%
Europe	4%	-
Australia and New Zealand	5%	6%
	100%	100%

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

Revenue Recognition

We generate revenue through (i) sales of affiliate business packages and selling aids to Affiliates which include cameras, sales literature, and training videos, (ii) sales of monthly subscriptions to retail customers and Affiliates with a wide spectrum of streaming video content as well as an integrated suite of streaming media applications, including video email, video chat, and live web-casting, (iii) sales of branded apparel and merchandise, (iv) sales of electronic components, and (v) hosting conferences and events.

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

Electronic Components

We recognize revenue from the sales of electronic components in accordance with SAB No. 104, when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time the product is shipped to customers when title and risk of loss have transferred. Sales of the above products entail no post-customer support or delivery of any other items.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161 (FAS 161), “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FAS 133.” FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the implementation of FAS 161 to have a material impact on our consolidated financial statements.

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

While we previously achieved operating profits, we did not achieve an operating profit for the three months ended March 31, 2008, and we have a history of operating losses. Given the competitive and evolving nature of the industry in which we operate, the technical difficulties we experienced with version 5.0 of the DigitalFX Studio product, and potential technical difficulties we may encounter in the future, we may not be able to achieve, sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

Eighty-one percent of our revenues for the three months ended March 31, 2008 have been derived from sales of our products and services to our Affiliates, and our future success depends on our ability to grow our Affiliate base, as well as to expand our retail subscriptions and initiate advertising revenue.

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

The digital communications and social networking industries are highly competitive. Our future growth and financial success depend on our ability to further penetrate and expand our user base, as well as our ability to grow our revenue models. Our competitors possess greater resources than we do and in many cases are owned by companies with broader business lines. For example, we encounter competition in the social networking space from Hwww.myspace.comH, a company acquired by News Corporation, and we offer video instant messaging services similar to those offered at Hwww.skype.comH, a subsidiary of eBay, Inc. There can be no assurance that we will be able to maintain our growth rate or increase our market share in our industry at the expense of existing competitors.

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

Our management team had limited experience managing the reporting requirements of the federal securities laws prior to serving as our executive officers. Management will be required to implement appropriate programs and policies to comply with existing disclosure requirements and to respond to increased reporting requirements pursuant to Section 404 of the Sarbanes-Oxley Act. These increased requirements include the preparation of an internal report which states the responsibility of management for establishing and maintaining an adequate internal control structure and procedures for financial reporting and containing an assessment, as of the end of each fiscal year, of the effectiveness of the internal control structure and procedures for financial reporting. Management’s efforts to familiarize itself with and to implement appropriate procedures to comply with the disclosure requirements of the federal securities laws could divert its attention from the operation of our business. Management’s failure to comply with the disclosure requirements of the federal securities laws could lead to the imposition of fines and penalties by the SEC or the cessation of trading of our common stock on The American Stock Exchange (“AMEX”).

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

Prior to August 23, 2007, bid and ask prices for shares of our common stock were quoted on the OTC Bulletin Board under the symbol “DFXN.” On August 23, 2007, our common stock began trading on AMEX. Although our common stock is quoted on AMEX, there is limited trading of our common stock and our common stock is not broadly followed by securities analysts. The average daily volume of our common stock as reported on AMEX for the three-month period ended March 31, 2008 was approximately 18,200 shares. Consequently, shareholders may find it difficult to sell shares of our common stock.

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

Our officers, directors and principal shareholders collectively control approximately 69% of our outstanding common stock. As a result, these shareholders will be able to affect the outcome of, or exert significant influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls And Procedures

As of March 31, 2008, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the 1934 Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

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

On April 16, 2008 the Court temporarily stayed all discovery and ordered the appointment of a discovery referee. This action was in response to motions to compel further discovery responses which were filed by the former Affiliate our company and our subsidiaries. We also filed a motion for protective order against the former Affiliate because of his abusive litigation tactics. The appointment of this discovery referee will cause us to incur additional cost in prosecuting and defending this case.

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

DIGITALFX INTERNATIONAL, INC.

Date: May 15, 2008	By:	/s/ Tracy Sperry
Tracy Sperry
Acting Chief Financial Officer

Exhibit Index

Exhibit Number	UExhibit TitleU

10.1
Separation Agreement and Release of All Claims dated February 4, 2008, between DigitalFX International, Inc. and Lorne Walker. Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-KSB (File No. 001-33667) filed with the Securities and Exchange Commission on March 31, 2008.

10.2
Form of Amendment and Exchange Agreement. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33667) filed with the Securities and Exchange Commission on March 25, 2008.

10.3
Form of Amended and Restated Senior Secured Convertible Note. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33667) filed with the Securities and Exchange Commission on March 25, 2008.

10.4
Form of Amended and Restated Warrant. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33667) filed with the Securities and Exchange Commission on March 25, 2008.

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