Form 10-Q
period 2008-06-30
DigitalFX International Inc
filed 2008-08-14
CIK 1095691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2008

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

Yes ☐ No ☒

As of August 13, 2008, 24,945,655 shares of the registrant’s common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DigitalFX International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands, except share data)
	June 30,	December 31,
	2008	2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$946	$5,319
Accounts receivable	305	50
Inventories, net	571	849
Prepaid bandwidth charges, affiliate	237	51
Prepaid expenses and other assets	627	411
Deferred income taxes, net	360	45
Total current assets	3,046	6,725

Restricted cash	-	2,000
Investment in and convertible secured promissory note due from related party	-	225
Investments, net	1,026	1,102
Deferred financing costs	400	961
Property and equipment, net of accumulated depreciation and amortization of $747 and $576, respectively	661	628
Deposits, merchant processors	700	789
Other assets	12	12
Deferred income taxes, net	607	1,995
Total assets	$6,452	$14,437

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$141	$383
Accrued expenses	878	1,114
Accrued commissions	1,569	1,619
Capital lease obligation, current	44	-
Convertible notes payable, net	2,634	-
Total current liabilities	5,266	3,116

Capital lease obligation	105	-
Convertible Notes Payable, net	-	5,600
Total liabilities	5,371	8,716

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, and 24,927,710 and 24,919,710 shares issued and outstanding, respectively	25	25
Additional paid in capital	13,006	12,882
Other comprehensive income (loss)	5	(286)
Accumulated deficit	(11,955)	(6,900)
Total stockholders’ equity	1,081	5,721
Total liabilities and stockholders’ equity	$6,452	$14,437

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(In thousands, except share and per share data, unaudited)

	Three months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$3,804	$6,159	$8,621	$12,557
Cost of revenues	693	905	1,693	1,870

Gross profit	3,111	5,254	6,928	10,687

Commission expenses	1,710	2,695	3,526	5,514
Other operating expenses	2,812	2,725	5,274	5,235

Operating income (loss)	(1,411)	(166)	(1,872)	(62)

Other income (expense):
Unrealized loss on investment	(51)	-	(490)	-
Unrealized loss on investment in company owned by related party	(325)	-	(325)	-
Loss on modification of debt	-	-	(1,920)	-
Financing costs, net	(127)	-	(428)	-
Other income, net	(1)	57	8	127

Other income (expense), net	(504)	57	(3,155)	127

Income (loss) before provision for income taxes	(1,915)	(109)	(5,027)	65

Provision (benefit) for income taxes	27	(62)	28	56

Net income (loss)	$(1,942)	$(47)	$(5,055)	$9

Net income (loss) per share:
Basic	$(0.08)	$0.00	$(0.20)	$0.00

Fully diluted	$(0.08)	$0.00	$(0.20)	$0.00

Weighted average shares outstanding:
Basic	24,927,710	23,777,305	24,923,710	23,639,876

Fully diluted	24,927,710	23,777,305	24,923,710	24,044,601

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
(In thousands, except share data)

Six Months Ended June 30, 2008 (unaudited)

	Common	Common	Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Stock	Capital	Loss	Deficit	Total

Balance, January 1, 2008	24,919,710	$25	$12,882	$(286)	$(6,900)	$5,721

Capital contribution by shareholder on modification of debt	-	-	950	-	-	950

Capital contribution by shareholder for services	-	-	160	-	-	160

Exercise of options	8,000	-	2	-	-	2

Extinguishment of beneficial conversion feature on restructure of convertible debt	-	-	(370)	-	-	(370)

Fair value of vested options	-	-	286	-	-	286

Excess tax benefit related to stock options and warrants exercised	-	-	(904)	-	-	(904)

Fair value adjustment on investment, net of tax	-	-	-	273	-	273

Foreign currency translation adjustment	-	-	-	18	-	18

Net loss for the six months ended June 30, 2008	-	-	-	-	(5,055)	(5,055)
Balance, June 30, 2008	24,927,710	$25	$13,006	$5	$(11,955)	$1,081

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income (loss)	$(5,055)	$9
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	171	138
Equity based compensation expense	286	265
Amortization of financing costs and debt discount	279	-
Capital contribution from shareholder for services	160	-
Unrealized loss on investment	490	-
Unrealized loss on investment in company owned by related party	325	-
Loss on modification of debt	1,920	-
Deferred income taxes	29	32
Changes in assets and liabilities:
Accounts receivable	(255)	8
Inventory	278	(300)
Prepaid expenses and other assets	(313)	(619)
Accounts payable and accrued expenses	(528)	493
Due to affiliate	-	(187)

Net cash used in operating activities	(2,213)	(161)

Investing activities:
Purchase of investments	-	(1,691)
Purchase of convertible secured promissory note from related party	-	(225)
Exercise of warrants to acquire interest in company owned by related party	(100)	-
Purchases of property and equipment	(204)	(162)

Net cash used in investing activities	(304)	(2,078)

Financing activities:
Proceeds from issuance of common stock, net	2	55
Proceeds from capital lease financing	149	-
Repayment of convertible notes	(2,025)	-

Net cash provided by (used in) financing activities	(1,874)	55

Foreign currency translation	18	(6)

Change in cash and cash equivalents	(4,373)	(2,190)
Cash and cash equivalents, beginning of period	5,319	5,754

Cash and cash equivalents, end of period	$946	$3,564

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$116
Cash paid for interest	$229	$-
Non-Cash Investing and Financing Activities:
Reduction of tax benefit related to stock options and warrants	$904	$-
Tax effect of loss on investment	$140	$-
Repayment of convertible notes from restricted cash	$2,000	$-

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2008 and 2007 (unaudited)

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

These interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2008, the results of operations for the three and six months ended June, 2008 and 2007 and the cash flows for the six months ended June 30, 2008 and 2007. The Company’s audited financial statements as of and for the years ended December 31, 2007 and 2006 are included in its 10-KSB filing dated March 31, 2008. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2008.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2008 and 2007 (unaudited)

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2008 and 2007 (unaudited)

At June 30, 2008 and December 31, 2007, the Company had $700 and $789, respectively, of funds held by credit card merchant processors as reserves against any possible charge backs and returns on credit card transactions related to customer disputes that are not offset against the Company’s daily sales deposit activity. These amounts are reflected as Deposit, Merchant Processors on the Company’s consolidated balance sheets.

At December 31, 2007, the Company had $2,000 of funds held by a bank under a letter of credit arrangement pursuant to its Convertible Notes Payable. These amounts are reflected as Restricted Cash on the Company’s consolidated balance sheet as of December 31, 2007. In March, 2008, as described in Note 8, the Company restructured its agreement and these funds were returned to the Investors.

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

Affiliate Business Packages

The Company recognizes revenue from the sales of the cameras and selling aids within the business package, including shipping revenue, in accordance with SAB No. 104, when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time the product is shipped to customers when title and risk of loss have transferred. Sales of the above products, ranging in price from $79 to $1,999 USD (pricing not in thousands), entail no post-customer support or delivery of any other items. Allowances for estimated subsequent customer returns are provided when revenues are recorded. Costs incurred for the shipping and handling of its products are recorded as cost of sales.

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
Six Months Ended June 30, 2008 and 2007 (unaudited)

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

Conferences and Events

The Company also earns fees for certain events it hosts such as sales and training conferences and seminars. Revenue is recognized when all of the criteria of SAB No. 104 described above are met, which is generally after the event has occurred. Amounts collected prior to the event are reflected as deferred revenue, and recognized after the event has occurred. As of June 30, 2008 and December 31, 2007, the Company had $0 in deferred revenue related to conferences and events.

Shipping and Handling Fees

Shipping and handling fees are billed to customers and included in revenue. The related costs are included in cost of goods sold. Shipping and handling costs are charged to expense as incurred. Total shipping and handling costs of $83, $178, $124 and $220 are included in cost of goods sold for the three and six months ended June 30, 2008 and 2007, respectively.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2008 and 2007 (unaudited)

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

Valuation Assumptions

The fair value of options and warrants were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007
Dividend yield	-0-	-0-
Risk-free interest rate	4.50% - 4.64%	4.50%
Expected volatility	42.00% - 85.83%	42%- 50.00%
Expected life of options	4-6 years	4- 6 years

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2008 and 2007 (unaudited)

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

Potentially dilutive securities were included in the calculation of diluted earnings per share for the six months ended June 30, 2007, but were not included in the calculation of loss for the three months ended June 30, 2007 or for the three and six months ended June 30, 2008 because the Company incurred a loss during such periods and thus their effect would be anti-dilutive, and basic and diluted loss per share are the same.

The following is a reconciliation of the calculation of basic and diluted earnings per share for the six months ended June 30, 2007.

	Six Months Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share:
Net income	$9	23,639,876	$0.00

Effect of Dilutive Securities:
Options and warrants	-	404,725	-
Diluted earnings per share	$9	24,044,601	$0.00

Options to purchase 291,500 shares of common stock at $7.75 per share and options to purchase 82,000 shares of common stock at $3.50 per share were outstanding during the six months ended June 30, 2007 but were not included in the computation of diluted earnings per share for this period because the options’ exercise price was greater than the average market price of the common shares during this period, and their effect would be anti-dilutive.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2008 and 2007 (unaudited)

Member Incentives

The Company’s commission structure is based on a multi-tiered affiliate program. Commissions are recorded for sales, including commissions based on bonus points assigned to products which are independent of the product’s price. Commissions totaled $1,710, $3,526, $2,695 and $5,514 for the three and six months ended June 30, 2008 and 2007, respectively, and are included in the accompanying condensed consolidated statements of operations.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” established rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s foreign currency translation adjustments to be reported as a separate component (comprehensive income/loss) of stockholders’ equity. The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008		2007
Net Income (loss)	$(1,942)	$(47)	$	$(5,055)	$9
Foreign Currency Translation	(10)	(5)		18	(7)
Fair value adjustment on investment	-	(184)		273	(184)
Comprehensive Loss	$(1,943)	$(236)		$(4,764)	$(182)

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
Six Months Ended June 30, 2008 and 2007 (unaudited)

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

The following table presents certain investments of the Company’s financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three and six months ended June 30, 2008:

	Level 1	Level 2	Level 3	Total
Investments, at fair value	$210	$-	$816	$1,026

See Note 6 for more information on these investments.

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2008 and 2007 (unaudited)

In March 2008, the FASB issued SFAS No. 161 (FAS 161), “Disclosures About Derivative Instruments and Hedging Activities - an amendment of FAS 133.” FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect the implementation of FAS 161 to have a material impact on its consolidated financial statements.

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

The following table presents revenue by product category for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
Revenue:	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Subscription fees for access plans and administrative tools	$2,951	$4,636	$6,432	$9,025
Affiliate business packages	651	1,121	1,420	2,609
Electronic components	13	-	346	-
Upgrades to business packages	118	296	262	684
Merchandise and shipping fees	71	106	161	239
Total Revenue	$3,804	$6,159	$8,621	$12,557

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2008 and 2007 (unaudited)

The breakdown of revenues generated by geographic region for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
United States, Canada & Mexico	84%	90%	86%	90%
United Kingdom	3%	3%	3%	3%
Europe	6%	-	5%	-
Australia and New Zealand	7%	7%	6%	7%
	100%	100%	100%	100%

Assets and liabilities located in countries outside the United States were not material at June 30, 2008.

The breakdown of revenues generated by customer type for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Affiliates	86%	92%	83%	91%
Retail and other customers	14%	8%	17%	9%
	100%	100%	100%	100%

Note 4.	Inventories

Inventories, net consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(unaudited)
Electronic parts and components	$163	$250
Cameras and merchandise	424	615
Less: Allowance for obsolete inventory	(16)	(16)
	$571	$849

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2008 and 2007 (unaudited)

Note 5.	Investment In and Convertible Secured Promissory Note due from Related Party

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

At June 30, 2008, the Company assessed its investment for impairment and recorded a valuation reserve of $325 which reduced the fair value of its investment in the convertible secured promissory note and the common stock of SaySwap to $0. No interest income has been recognized for the three and six months ended June 30, 2008.

Note 6.	Investments

Investments consist of the following at June 30, 2008 and December 31, 2007:

	2008			2007
	Cost	Unrealized Loss	Net	Cost	Unrealized Loss	Net
Fusion Telecommunications Int’l Inc.	$700	$(490)	$210	$700	$(414)	$286
CJ Vision Enterprises, Inc	816	-	816	816	-	816
Transparensee Systems, Inc.	175	(175)	-	175	(175)	-
	$1,691	$(665)	$1,026	$1,691	$(589)	$1,102

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2008 and 2007 (unaudited)

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

At June 30, 2008 and December 31, 2007, the fair value of the Company’s common share equivalents in Fusion was $210 and $286, respectively. During the six months ended June 30, 2008, the Company evaluated its investment in Fusion and determined the decline in the fair value of its investment is considered other than temporary. The Company recorded an unrealized loss on its investment of $51 and $490 for the three and six months ended June 30, 2008, respectively, which is reflected in Other Expenses, net in the Company’s condensed consolidated statement of operations.

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

A member of the Board of Directors of CVJE, Emanuel Gerard, was also a member of the Board of Directors of the Company at the time of the investment.

At June 30, 2008, the Company’s investment in CJVE is carried at cost of $816, which approximates its fair value.

On July 28, 2008, the Company, as a member of the group constituting all the shareholders (the “Shareholders”) of CJVE, entered into a Share Exchange Agreement (the “Exchange Agreement”) with Pet Express Supply, Inc.(“Pet Express”), a publicly traded Nevada corporation, pursuant to which Pet Express purchased from the Shareholders all issued and outstanding shares of CJVE’s common stock, preferred stock and warrants to purchase CJVE stock in consideration for the issuance of 2,235,112 shares of common stock of Pet Express and, to one of the Shareholders, warrants to purchase 629,424 shares of common stock of Pet Express (the “Share Exchange”). As a result of the Exchange Agreement, (i) CJVE became a wholly-owned subsidiary of Pet Express and (ii) Pet Express succeeded to the business of CJVE as its sole business.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2008 and 2007 (unaudited)

The Share Exchange resulted in a change in control of Pet Express with the Shareholders owning 2,235,112 shares of common stock of Pet Express out of a total of 2,935,112 issued and outstanding shares after giving effect to the Share Exchange. The Company exchanged 200,000 shares of common stock and 72 Convertible Preferred Shares of CJVE into 920,000 shares of common stock of Pet Express, thereby holding after the exchange 31.3 percent of the issued capital of Pet Express, and becoming the single largest shareholder of Pet Express.

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

At December 31, 2007, the Company assessed its investment for impairment and recorded a valuation reserve of $175 which reduced the fair value of its investment to $0. No interest income has been recognized for the three months ended June 30, 2008.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2008 and 2007 (unaudited)

Note 7.	Property and Equipment

Property and equipment at June 30, 2008 and December 31, 2007 consists of the following:

	June 30, 2008	December 31, 2007
	(unaudited)
Furniture and fixtures	$47	$47
Computers and equipment	441	441
Capital lease equipment	149	-
Purchased software	771	716
	1,408	1,204
Less: accumulated depreciation and amortization	(747)	(576)
	$661	$628

All property and equipment above is depreciated over a three year life. Depreciation and amortization expense for the three and six months ended June 30, 2008 and 2007 was $78, $171, $71 and $138, respectively.

Note 8.	Convertible Notes Payable

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2008 and 2007 (unaudited)

The Amended and Restated Notes are convertible into approximately 1,500,000 shares of the Company’s common stock, based on a conversion price of $2.00 per share (subject to adjustment as provided in the Amended and Restated Notes, including pursuant to economic anti-dilution adjustments), which shall reset on March 26, 2009 to the greater of (i) 105% of the arithmetic average of the dollar volume-weighted average price of our common stock over each of the five consecutive trading days ending on the trading day immediately prior to March 26, 2009 and (ii) $1.00 (as adjusted for any stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events); provided however, that in no event shall the adjusted conversion price be greater than $3.00 (as adjusted for any stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events). The Amended and Restated Warrants have an exercise price of $0.959 per share (subject to adjustment as provided in the Amended and Restated Warrants, including pursuant to economic anti-dilution adjustments).

The Amended and Restated Notes are convertible at the option of the Investors prior to their maturity. Additionally, beginning November 30, 2008, and provided that the Company has complied with certain equity conditions, the Company will be able to require the Investors to convert the Amended and Restated Notes into shares of its common stock if the dollar volume-weighted average price of its common stock is $2.75 (subject to adjustment as provided in the Amended and Restated Notes) for twenty (20) out of thirty (30) consecutive trading days.

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2008 and 2007 (unaudited)

In connection with the restructuring transaction, VM Investors, LLC, the Company’s majority shareholder (whose members include Craig Ellins, the Company’s Chief Executive Officer, and Amy Black, the President of VMdirect), agreed to transfer 1,000,000 shares of the Company’s common stock back to the Company, valued at $950.

Maxim Group L.L.C. acted as placement agent in connection with the transaction. For their services as placement agent, the Company was required to pay Maxim an aggregate commission in cash equal to 8% of the gross proceeds from the sale of the Existing Notes and Existing Warrants, a non-accountable expense allowance of 1% of the gross proceeds from the sale of the Existing Notes and Existing Warrants, plus a warrant to purchase 7% of the shares underlying the Existing Notes and Existing Warrants issuable to the Investors. The Company issued a warrant to purchase 236,250 shares (subject to adjustment as provided in the Amended and Restated Warrants, including pursuant to economic anti-dilution adjustments) of its common stock with an exercise price of $2.93 and a term of 5 years to Maxim and paid Maxim a fee of $460.

At December 31, 2007, prior to the restructuring transaction, the initial fair value of the conversion feature was $370 and the initial fair value of the warrants was $1,070 based upon the relative value of the Black Sholes valuation of the warrants and the underlying debt amount. For the Black Sholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.63%, expected volatility of 68.38% and an expected term of the warrants of 5 years. At March 31, 2008, after the restructuring transaction, the fair value of the conversion feature was reduced to $0 and adjusted to paid-in capital, and the fair value of the warrants was reduced to $376, resulting in a charge of $536. The fair value of the warrants is reflected by the Company as a valuation discount and offset to the carrying value of the notes and will be amortized over the remaining term of the notes.

At December 31, 2007, prior to the restructuring transaction, deferred financing costs, which consist of cash paid at closing of the notes and the fair value of the warrants issued to the placement agent totaled $961. At March 31, 2008, after amortization of $83 recognized up to the restructuring transaction, the Company recognized a charge of $436. The remaining deferred financing costs after the restructuring transaction totaled $442, which will be amortized over the remaining term of the notes.

The restructuring transaction substantially amended the terms of the Securities Purchase Agreement. Pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” a substantial modification in terms of an existing debt, should be reported as a debt extinguishment. The Company’s modification of terms as described above resulted in a loss on modification of debt of $1,920, which is reflected in the Company’s consolidated statements of operations for the six months ended June 30, 2008. The loss on modification of debt consisted of a write down of deferred financing costs of $436, modification of the Investor’s warrants of $534 and the issuance of 1,000,000 shares of common stock with a fair market value of $950.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2008 and 2007 (unaudited)

For the three months ended June 30, 2008, the Company determined that it did not meet its financial covenants pursuant to the Amended and Restated Notes. The Company has not received notice from the Investors about their intent to request that the Company redeem any or all of the outstanding notes. At June 30, 2008, the Company reflected the outstanding principal balance of $2,975 as a current liability in the Company’s accompanying condensed consolidated balance sheets.

Note 9.	Stock Options and Warrants

Options

The Company’s 2006 Stock Incentive Plan was adopted by its board of directors and became effective in August, 2006. The total number of shares reserved for issuance under this plan was 1,537,501. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 2006 Stock Incentive Plan. On July 23, 2008, the Company’s board of directors and shareholders voted to increase the total number of shares reserved for issuance under the 2006 Stock Incentive Plan to 5,000,000.

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

As of June 30, 2008, 588,501 shares were available for grant under the 2006 Stock Incentive Plan.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2008 and 2007 (unaudited)

The following is a summary of option activity (including plan and non-plan options) for the year ended December 31, 2007 and six months ended June 30, 2008 (in thousands, except per share data):

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at January 1, 2006	1,178	$0.26-$7.75	$2.12
Granted	557	$3.08-$4.20	$3.73
Exercised	(169)	$0.26-$.33	$0.27
Cancelled	(192)	$0.26-$7.75	$1.10
Outstanding at December 31, 2007	1,374	$0.26-$7.75	$3.14
Granted	949	$0.55- $1.21	$0.92
Exercised	(8)	$0.26	$0.26
Cancelled	(1,194)	$0.26-$7.75	$3.57
Outstanding at June 30, 2008	1,121	$0.26-$1.21	$1.04
Exercisable at June 30, 2008	329	$0.26-$1.21	$1.15

The following table summarizes information regarding options outstanding at June 30, 2008:

	Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (months)	Aggregate Intrinsic Value
Shares Granted Quarter Ended December 31, 2005	150	$0.26	$0.26	4	21
Shares Granted Quarter Ended March 31, 2006	22	$0.33	$0.33	2	1
Shares Granted Quarter Ended June 30, 2008	949	$0.55 -$1.21	$0.92	102	-
Outstanding at June 30, 2008	1,121	$0.26-$1.21	$1.04	107	$22
Exercisable at June 30, 2008	329	$0.26-$1.21	$1.15	90	-

There were 8,000 stock options exercised during the six months ended June 30, 2008 from which the Company received $2 in cash proceeds. The Company recognized compensation expense from vesting of stock options of $286 and $265 for the six months ended June 30, 2008 and 2007, respectively, and had estimated future compensation expense from these stock options of $1,461 at June 30, 2008 which will be recognized over the remaining estimated weighted useful life of the options.

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
Six Months Ended June 30, 2008 and 2007 (unaudited)

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

During the six months ended June 30, 2008, no warrants were exercised. The Company recognized no expense from warrants during the three and six months ended June 30, 2008 and 2007, respectively.

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

The following is a summary of stock warrant activity for the year ended December 31, 2007 and the six months ended June 30, 2008 (in thousands, except per share data):

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,057	$0.26	$0.26
Granted	1,111	$2.93	$2.93
Exercised	(768)	$0.26	$0.26
Cancelled	-	-	-
Outstanding at December 31, 2007	1,400	$0.26-$2.93	$2.38
Granted	750	$0.959	$0.959
Exercised	-	-	-
Cancelled	(875)	$2.93	$2.93
Outstanding at June 30, 2008	1,275	$0.26-$2.93	$1.17
Exercisable at June 30, 2008	1,275	$$0.26-$2.93	$1.17

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2008 and 2007 (unaudited)

The following table summarizes information regarding warrants outstanding at June 30, 2008:

	Shares	Exercise Price	Weighted Average Remaining Contractual Term (months)	Aggregate Intrinsic Value
Outstanding at June 30, 2008	1,275	$0.26-$2.93	51	$40
Exercisable at June 30, 2008	1,275	$0.26-$2.93	51	$40

Note 10.	Related Parties

RazorStream, LLC

On January 29, 2007, the Company entered into an Amended and Restated License, Hosting and Services Agreement (the “Amended Agreement”) with RazorStream, LLC (“RazorStream”). The Amended Agreement amends and restates the Licensing, Hosting and Services Agreement effective May 1, 2005, between the Company and RazorStream.

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

In connection with the services discussed above, the Company incurred expenses of $364, $734, $515 and $1,053 during the three and six months ended June 30, 2008 and 2007, respectively. At June 30, 2008 and December 31, 2007, the accompanying consolidated balance sheets reflect prepaid bandwidth charges, affiliates of $237 and $51, respectively, which represent amounts paid in advance to RazorStream for services discussed above.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2008 and 2007 (unaudited)

In addition, RazorStream and another company are in process of developing a unique internet appliance (“Set Top Box”) which will allow users the ability to access their DigitalFX Studio features, stream high resolution on demand audio and video content and participate in the social network, all from their television. The Company expects to enter into an agreement to market and distribute this product in late 2008. During 2007, the Company incurred development costs related to the Set Top Box to RazorStream totaling $225. During the three and six months ended June 30, 2008, the Company did not incur expenses due to RazorStream for development costs in association with the Set Top Box project.

Other Related Party Transactions

As described in Note 6, the Company has a convertible note receivable with SaySwap totaling $225. SaySwap is a Company that is 60% owned by the Company’s Chief Operating Officer and members of his immediate family. In February, 2008, the Company exercised the SaySwap warrant in the amount of $100. At June 30, 2008, the Company assessed its investment for impairment and recorded a valuation reserve of $325 which reduced the fair value of its investment in the convertible secured promissory note and the common stock of SaySwap to $0.

As described in Note 7, the Company has an investment in CJVE totaling $816. A member of the Board of Directors of CJVE, Emanuel Gerard, was a member of the Board of Directors of the Company until he resigned from the Board in July 2008.

During the three and six months ended June 30, 2008, the Company made payments to Vayan Marketing Group, LLC totaling $0 and $15, respectively under a month to month agreement to provide auto-responder services to the Company. An officer of Vayan Marketing Group, LLC is an immediate family member of one of the managers of our majority shareholder, of VM Investors, LLC.

On April 21, 2008 VM Investors, LLC transferred 100,000 shares of the Company's common stock to an independent contractor for an entity with which the Company has a reseller agreement. The Company has recorded compensation expense of $80,000, the fair value of the shares on the date of transfer.

On April 21, 2008, VM Investors, LLC also transferred 100,000 shares of the Company's common stock to an existing shareholder. The Company has recorded compensation expense of $80,000, the fair value of the shares on the date of transfer.

On April 21, 2008, VM Investors, LLC also transferred 250,000 shares of the Company's common stock to an unaffiliated business person. The transfer of the 250,000 shares of the Company's common stock has been treated as a bona fide gift and is not reflected in the Company's financial statements.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2008 and 2007 (unaudited)

Note 11.	Income Taxes

The provision for income taxes consists of the following for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Current tax provision - federal	$-	67
- foreign	-	-
Deferred tax provision - federal	28	51
- foreign	-	-
Income tax provision	$28	118

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Income before income tax provision	$(5,027)	$65

Expected tax (federal statutory rate 34%)	(1,709)	22
Permanent differences	193	34
Valuation allowance	1,539	-
Other	5	-
Income tax provision	$28	$56

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2008, the Company does not have a liability for unrecognized tax benefits.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2008 and 2007 (unaudited)

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions. During the three months ended June 30, 2008, the Company reversed its deferred tax asset related to stock options and warrants totaling $904, which was reflected through paid-in capital in the accompanying statement of stockholders’ equity. Management believes that its remaining deferred tax assets will more likely than not be realized in accordance with the provisions of FASB Statement No. 109, and thus no further valuation allowance is necessary at June 30, 2008.

Note 12.	Legal Proceedings

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

On February 7, 2007, VMdirect and DigitalFX Solutions jointly filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles against a former Affiliate of VMdirect alleging a number of complaints including unfair business practice, misappropriation of trade secrets, slander, intentional interference with contractual relationship, intentional interference with prospective economic advantage and breach of contract, and seeking compensatory and punitive damages in amounts to be proved at trial, injunctive relief and attorneys’ fees and costs. The defendant became an Affiliate of VMdirect in May 2006 and agreed to adhere to VMdirect’s Code of Ethics for Affiliates. Upon signing up as an Affiliate, defendant represented that he was capable of bringing a substantial number of new Affiliates to VMdirect, and in reliance on this representation, VMdirect agreed to provide certain privileges to defendant including posting of training materials on VMdirect’s website. VMdirect also agreed to work with defendant to develop training materials. Although VMdirect paid for all of the costs of developing the materials and its personnel actively participated in the development of such materials, defendant demanded aggregate compensation of $300 for creating the training and motivational materials after they were completed. After VMdirect did not pay this fee to defendant, defendant requested that VMdirect stop using the materials, began disparaging VMdirect and its officers, and engaged in cross-recruiting Affiliates from other VMdirect networks, a practice prohibited by VMdirect’s Code of Ethics for its Affiliates. VMdirect then terminated defendant’s distribution network and believes that defendant continues to use VMdirect’s proprietary trade secrets to recruit Affiliates to join other network marketing companies that compete with VMdirect.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2008 and 2007 (unaudited)

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

Based on a hearing on August 8, 2008, the referee will recommend to the Court that, subject to protective order, VMdirect, DigitalFX Solutions and the Company be compelled to provide further responses to certain discovery requests, including further production of documents, further answers to requests for admission and further answers to interrogatories, and that electronic records relating to any and all discovery requests must be turned over to counsel for the former Affiliate.

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

Business Overview

We are a digital communications and social networking company that, through a multi-tiered affiliate program, has developed and offers the Studio, an all in one solution of proprietary and open source digital communication tools, including streaming video email, instant messaging, live webcasting, podcasting, blogging, video VOIP and digital vault asset management and storage. The Studio gives our customers one easy solution for all online communications, and allows them to create, manage and store their digital assets (pictures, music, videos) with the objective of making their digital lives richer and simpler. All digital assets stored on our servers can be shared among users and friends anywhere in the world.

We differentiate ourselves with the Studio’s inclusion of technology that provides instant transcoding (converting) of video content into different media formats, like Windows to QuickTime, as well as the ability to easily publish video content via numerous methods: blog, podcast, live webcast, video email, or video on-demand.

To showcase the power of the Studio for other social networks or affinity based websites, we created a social networking website, www.helloWorld.com, operated by our wholly-owned subsidiary, DigitalFX Networks, LLC, a Nevada limited liability company (“DigitalFX Networks”). This network targets the more discriminating online user of streaming video and communication and social networking tools. Customers pay a monthly subscription fee for an advertising free Studio based on their streaming video and storage needs, and to participate in the social network. Subscriptions range from $9.95 to $189.95 per month. Users range from families to the Detroit City Council (which, when in session, can be watched live on helloTV or at www.helloworld.com/dcctv).

DigitalFX Networks also sells as a monthly service the Studio’s video-enabled web platform to small and medium-sized businesses (“FirstStream”) through www.FirstStream.com. FirstStream allows the business user to manage all incoming text or video emails and reply with streaming video emails from their existing company domains. The various product features of the Studio allow small and medium-sized businesses to safely store all their digital content, manage all their email communication, and produce live broadcasts to communicate to employees, vendors or customers instantly and with uniformity of message, saving time and travel. Subscribers to FirstStream purchase an administrative account along with sub accounts for assigning to employees. Subscription fees for FirstStream start at $69.

These products are primarily marketed through our wholly-owned subsidiary VMdirect, L.L.C., a Nevada limited liability company (“VMdirect”). VMdirect operates a multi-tiered affiliate program and offers its “Affiliates” the tools necessary to effectively market the Studio packages on helloWorld and FirstStream. Affiliates also enroll other VMdirect business partners.

Our multi-tiered affiliate program drives the growth of our business. Rather than using traditional advertising and marketing methods, we chose to create a multi-tiered affiliate program to develop new customers. Affiliates earn commissions on a monthly residual basis by acquiring new Affiliates and retail customers for our properties. Affiliates also earn commissions from the sales activities of other Affiliates who they personally enroll. These rewards are extended for up to eight generations of Affiliates, meaning that an Affiliate earns a commission on the sales of the Affiliates they have personally enrolled as well as on the sales of second-, third-, and fourth-generation Affiliates, potentially eight levels deep.

Our wholly-owned subsidiary, DigitalFX Solutions, LLC, a Nevada limited liability company (“DigitalFX Solutions”), operates our website www.digitalfxsolutions.com, which offers our video-enabled web platform to enterprise-sized businesses. Development was completed on this website during 2007, and in 2008, we expect to actively pursue the marketing and sale of enterprise related products for larger client needs.

In addition, DigitalFX Solutions includes an electronics division, DigitalFX Electronics. The purpose of the electronics division is to expand our current product offerings to other electronic devices, supplies, software and components. To that end, RazorStream, LLC, a company controlled by VM Investors, LLC, our majority shareholder, and another company are in process of developing a unique internet appliance (“Set Top Box”) which will allow users to access their Studio features, stream high resolution on-demand audio and video content and participate in the social network, all from their television. We expect to enter into an agreement to market and distribute this product during late 2008.

Results of Operations

Three and Six Months Ended June 30, 2008 Compared with Three and Six Months Ended June 30, 2007 (in thousands, except for customer base data)

The following table presents revenue by category for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
Revenue:	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Subscription fees for access plans and administrative tools	$2,951	$4,636	$6,432	$9,025
Affiliate business packages	651	1,121	1,420	2,609
Electronic components	13	-	346	-
Upgrades to business packages	118	296	262	684
Merchandise and shipping fees	71	106	161	239
Total Revenue	$3,804	$6,159	$8,621	$12,557

Revenues decreased $2,355, or 38% during the second quarter, from $6,159 for the three months ended June 30, 2007 to $3,804 for the three months ended June 30, 2008. Revenues decreased $3,936 or 31% during the first half of the year, from $12,557 for the six months ended June 30, 2007 to $8,621 for the six months ended June 30, 2008. This decrease relates directly to the number of active customers. The following is a breakdown of our active customer base as of June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007
Affiliates	9,455	15,317
Retail subscribers	12,258	14,519
Total active customers	21,713	29,836

We have recently taken and expect to take the following significant actions to drive growth in our subscriber base and revenues:

•
Introduction of a new, simplified affiliate compensation plan in the third quarter of 2008. This plan will allow our affiliates to recoup their initial investment after enrolling only 5 people. We believe this new plan will drive new enrollments and reduce turnover.

•
Launch of our new email product with “flash capture” feature planned for September, 2008. This feature will allow our video mail product to be used by Mac users and precludes the requirement to have ActiveX installed in order for the product to work effectively. We believe that with this launch, we have eliminated a major Studio product issue which will, in turn, increase the ease of new affiliates into the business and reduce the turnover rate.

•
Launch of expanded sales operations focused on the helloWorld-in-a-Box and FirstStream-in-a-Box products. These product offerings provide a high quality, private labeled webcam and 3 months of streaming video service from the respective Studios. During the third quarter of 2008, we expect to market these products and in turn, drive growth in revenue derived from these sales and through an increase in the helloWorld subscriber base.

•
Launched an infomercial campaign regarding our VMdirect affiliate opportunity. In the third quarter of 2008, we expect to add a $29.00 product offering to allow enrollees to become affiliates and start their business at a low price. We believe this will encourage people to join our organization quickly and then upgrade to more robust packages.

•
Launch our Internet Telephony service, helloPhone, onto helloWorld for our customer base is expected in third quarter of 2008. helloPhone has been in use by our VMdirect Affiliates for several months and we are anxious to make this available to our other clients. This service offers virtually an unlimited and free video enabled telephone service to all paying subscribers to use among members. Competitive rates are charged for calls outside the membership base.

Gross Profit

As a percentage of sales, gross profit decreased from 85% of sales to 82% of sales from the three months ended June 30, 2007 to the three months ended June 30, 2008, respectively, and from 85% of sales to 80% of sales from the six months ended June 30, 2007 to the six months ended June 30, 2008, respectively. This decrease relates to the lower margin realized on electronic component sales and an increase in shipping costs associated with greater international volume.

Commission Expenses

As a percentage of sales, commission expenses increased from 44% of sales to 45% of sales from the three months ended June 30, 2007 to the three months ended June 30, 2008, respectively, and decreased from 44% of sales to 41% of sales from the six months ended June 30, 2007 to the six months ended June 30, 2008, respectively. For the three months ended June 30, 2008, commission expenses included a one-time charge for commissions paid to consultants for international marketing services. On an on-going basis, we expect commission expenses as a percentage of affiliate sales to stay in the range of 41%-42%.

Other Operating Expenses

The following table represents a breakdown of other operating expenses for the three and six months ended June 30, 2008 and 2007. These comparisons are not necessarily indicative of future spending.

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Salaries, benefits and other compensation	$1,406	$1,003	$2,661	$2,009
Corporate expenses	242	357	538	673
Product development	255	252	395	414
International deployment and administration	106	142	245	290
Merchant fees	148	265	336	545
Marketing expenses	187	122	261	222
General and administrative	468	584	838	1,082
Total Other Operating Expenses	$2,812	$2,725	$5,274	$5,235

Other operating expenses increased as a percentage of revenue from 44% for the three months ended June 30, 2007 to 74% in the corresponding period in 2008, and from 42% for the six months ended June 30, 2007 to 61% for the corresponding period in 2008.

The Company has taken significant steps to control costs and reduce overhead expenses. We have reprioritized a number of initiatives as we strive for simplification and product solidification. As such, the Company recently revised its personnel structure by reducing resources in non-core areas and enhancing personnel focused on the delivery of our new initiatives. We do not believe these revisions have inhibited growth or quality of services. In addition, we have decreased spending on other areas, including outside consultants, legal and international expansion. We expect that our other operating expenses will decrease through these ongoing efforts.

Other expense, net increased by $561 to $504 of expense for the three months ended June 30, 2008 from $57 of income for the corresponding period in 2007 and by $3,282 to $3,155 of expense for the six months ending June 30, 2008 from $127 of income for the corresponding period in 2008. For the three and six months ended June 30, 2008, other expense consist of financing costs, net of interest income, associated with the convertible notes of $127 and 428, the unrealized loss on investments of $376 and $815 and the loss on extinguishment of debt related to the restructuring of our convertible notes of $0 and $1,920, respectively.

Liquidity and Capital Resources

Our cash requirements are principally for working capital. Historically, we have funded our working capital needs through operations, the sale of equity and debt interests and through additional capital contributions by our former members.

For the six months ended June 30, 2008, cash used by Operating Activities was ($2,213) and consisted of net loss of ($5,055) increased by non-cash items of $3,660 and decreased by $818 due to changes in other operating assets and liabilities. The latter consisted of decreases in cash provided by accounts receivable, prepaid expenses, other assets, and cash used by accounts payable and accrued expenses of $1,096, offset by increases in cash provided by inventory of $278.

For the six months ended June 30, 2007, cash used by operating activities was $161 and consisted of net income of $9, increased by non-cash items of $435 and decreased by $605 due to changes in other operating assets and liabilities. The latter consisted of increases in prepaid expenses and inventory of $919, net of increases in accounts payable and accrued expenses of $306 and a decrease in accounts receivable of $8.

For the six months ended June 30, 2008, net cash used in Investing Activities related to the exercise of warrants to acquire an interest in SaySwap of $100 and software licenses purchased totaling $204 (including $149 of anti-spam technology financed through a capital lease arrangement). Investing Activities during the six months ended June 30, 2007 of $2,078 included investments in strategic partners of $1,691 and software license purchases of $162.

For the six months ended June 30, 2008, net cash used in Financing Activities included proceeds from the exercise of stock options of $2 offset by the cash repayment of $2,000 related to the restructuring of the convertible notes ($2,000 of restricted cash was also repaid as part of the restructuring of the convertible notes and has been reflected in the Non-Cash Investing and Financing Activities in the Consolidated Statements of Cash Flows for the six months ended June 30, 2008), $25 principal payment on the Amended and Restated Notes, and proceeds from capital lease financing of anti-spam technology of $149. For the six months ended June 30, 2007, net cash provided by Financing Activities included the exercise of stock options and warrants totaling $55.

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

The Amended and Restated Notes are convertible at the option of the Investors prior to their maturity. Additionally, beginning November 30, 2008, and provided that we have complied with certain equity conditions, we will be able to require the Investors to convert the Amended and Restated Notes to shares of our common stock if the dollar volume-weighted average price of our common stock is $2.75 (subject to adjustment as provided in the Amended and Restated Notes) for twenty (20) out of thirty (30) consecutive trading days.

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

For the three months ended June 30, 2008, the Company determined that it did not meet its financial covenants pursuant to the Amended and Restated Notes. The Company has not received notice from the Investors about their intent to request that the Company redeem any or all of the outstanding Amended and Restated Notes.

While there is currently no definitive plan of debt or equity financing, we intend to vigorously pursue external financing options during the last two quarters of 2008. However, there is no assurance that external financing will be available to us, or if available, that it would be available on terms acceptable to us.

Our business benefits from low capital expenditure requirements. Our capital expenditures for 2008 primarily relate to enhancements for software applications.

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

Geographic Information

The breakdown of revenues generated by geographic region for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
United States, Canada & Mexico	84%	90%	86%	90%
United Kingdom	3%	3%	3%	3%
Europe	6%	-	5%	-
Australia and New Zealand	7%	7%	6%	7%
	100%	100%	100%	100%

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

In March 2008, the FASB issued SFAS No. 161 (FAS 161), “Disclosures About Derivative Instruments and Hedging Activities - an amendment of FAS 133.” FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the implementation of FAS 161 to have a material impact on our consolidated financial statements.

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

While we previously achieved operating profits, we did not achieve an operating profit for the six months ended June 30, 2008, and we have a history of operating losses. Given the competitive and evolving nature of the industry in which we operate, the technical difficulties we experienced with version 5.0 of the DigitalFX Studio product, and potential technical difficulties we may encounter in the future, we may not be able to achieve, sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

Eighty-six percent of our revenues for the three months ended June 30, 2008 have been derived from sales of our products and services to our Affiliates, and our future success depends on our ability to grow our Affiliate base, as well as to expand our retail subscriptions and initiate advertising revenue.

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

Prior to August 23, 2007, bid and ask prices for shares of our common stock were quoted on the OTC Bulletin Board under the symbol “DFXN.” On August 23, 2007, our common stock began trading on AMEX. Although our common stock is quoted on AMEX, there is limited trading of our common stock and our common stock is not broadly followed by securities analysts. The average daily volume of our common stock as reported on AMEX for the three-month period ended June 30, 2008 was approximately 17,606 shares. Consequently, shareholders may find it difficult to sell shares of our common stock.

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

As of June 30, 2008, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the 1934 Act. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Based on a hearing on August 8, 2008, the referee will recommend to the Court that, subject to protective order, VMdirect, DigitalFX Solutions and our company be compelled to provide further responses to certain discovery requests, including further production of documents, further answers to requests for admission and further answers to interrogatories, and that electronic records relating to any and all discovery requests must be turned over to counsel for the former Affiliate.

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

DIGITALFX INTERNATIONAL, INC.

Date: August 14, 2008	By:	/s/ Tracy Sperry
Tracy Sperry
Acting Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.