Form 10-Q
period 2008-09-30
DigitalFX International Inc
filed 2008-11-14
CIK 1095691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2008

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

As of November 13, 2008, 24,945,655 shares of the registrant’s common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DigitalFX International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2008	2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$365	$5,319
Accounts receivable	45	50
Inventories, net	506	849
Prepaid bandwidth charges, affiliate	245	51
Prepaid expenses and other assets	339	411
Income tax receivable	233	-
Deferred income taxes, net	-	45
Total current assets	1,733	6,725

Restricted cash	-	2,000
Investment in and convertible secured promissory note due from related party	-	225
Investments, net	1,035	1,102
Deferred financing costs	359	961
Property and equipment, net of accumulated depreciation and amortization of $840 and $576, respectively	568	628
Deposits, merchant processors	635	789
Other assets	12	12
Deferred income taxes, net	-	1,995
Total assets	$4,342	$14,437

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$193	$383
Accrued expenses	678	1,114
Accrued commissions	1,417	1,619
Capital lease obligation, current	34	-
Convertible notes payable, net	2,620	5,600
Total current liabilities	4,942	8,716

Capital lease obligation	105	-

Total liabilities	5,047	8,716

Commitments and Contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, and 24,945,655 and 24,919,710 shares issued and outstanding, respectively	25	25
Additional paid in capital	13,180	12,882
Other comprehensive income (loss)	1	(286)
Accumulated deficit	(13,911)	(6,900)
Total stockholders’ equity (deficit)	(705)	5,721
Total liabilities and stockholders’ equity (deficit)	$4,342	$14,437

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data, unaudited)

	Three months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$2,743	$5,425	$11,365	$17,987
Cost of revenues	645	910	2,338	2,782

Gross profit	2,098	4,515	9,027	15,205

Commission expenses	1,197	2,365	4,723	7,880
Other operating expenses	2,005	3,539	7,280	8,780

Operating loss	(1,104)	(1,389)	(2,976)	(1,455)

Other (income) expense:
Unrealized (gain) loss on investment	(9)	-	156	-
Unrealized loss on investment in company owned by related party	-	-	325	-
Loss on modification of debt	-	-	1,920	-
Financing costs, net	127	-	555	-
Other income, net	-	71	317	203

Other expense, net	118	71	3,273	203

Loss before provision for income taxes	(1,222)	(1,318)	(6,249)	(1,252)

Provision (benefit) for income taxes	734	(337)	762	(281)

Net loss	$(1,956)	$(981)	$(7,011)	$(971)

Net loss per share:
Basic and fully diluted	$(0.08)	$(0.04)	$(0.28)	$(0.04)

Weighted average shares outstanding:
Basic and fully diluted	24,953,655	24,112,324	24,933,692	23,797,358

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
(In thousands, except share data)

Nine Months Ended September 30, 2008 (unaudited)

	Common	Common	Additional	Other Comprehensive	Accumulated
	Shares	Stock	Paid-In Capital	Loss	Deficit	Total

Balance, January 1, 2008	24,919,710	$25	$12,882	$(286)	$(6,900)	$5,721

Capital contribution by shareholder on modification of debt	-	-	950	-	-	950

Capital contribution by shareholder for services	-	-	160	-	-	160

Exercise of options	25,945	-	7	-	-	7

Extinguishment of beneficial conversion feature on restructure of convertible debt	-	-	(370)	-	-	(370)

Fair value of vested options	-	-	455	-	-	455

Adjustment to tax benefits related to stock options and warrants exercised	-	-	(904)	-	-	(904)

Fair value adjustment on investment, net of tax	-	-	-	273	-	273

Foreign currency translation adjustment	-	-	-	14	-	14

Net loss for the nine months ended September 30, 2008	-	-	-	-	(7,011)	(7,011)

Balance, September 30, 2008	24,945,655	$25	$13,180	$1	$(13,911)	$(705)

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net loss	$(7,011)	$(971)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	264	225
Equity based compensation expense	455	394
Amortization of financing costs and debt discount	356	-
Capital contribution from shareholder for services	160	-
Unrealized loss on investment	480	-
Unrealized loss on investment in company owned by related party	325	-
Loss on modification of debt	1,920	-
Deferred income taxes	996	(291)
Common stock issued for services	-	185
Changes in assets and liabilities:
Accounts receivable	5	(48)
Inventory	344	(797)
Prepaid expenses and other assets	(200)	(774)
Accounts payable and accrued expenses	(829)	958
Due to affiliate	-	(187)

Net cash used in operating activities	(2,735)	(1,306)

Investing activities:
Purchase of investments	-	(1,691)
Purchase of convertible secured promissory note from related party	-	(225)
Exercise of warrants to acquire interest in company owned by related party	(100)	-
Purchases of property and equipment	(204)	(297)

Net cash used in investing activities	(304)	(2,213)

Financing activities:
Proceeds from issuance of common stock, net	7	38
Proceeds from capital lease financing	149	-
Payments on capital lease	(10)	-
Repayment of convertible notes	(2,075)	-

Net cash provided by (used in) financing activities	(1,929)	38

Foreign currency translation	14	1

Change in cash and cash equivalents	(4,954)	(3,480)
Cash and cash equivalents, beginning of period	5,319	5,754

Cash and cash equivalents, end of period	$365	$2,274

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$116
Cash paid for interest	$288	$-
Non-Cash Investing and Financing Activities:
Reduction of tax benefit related to stock options and warrants	$904	$962
Tax effect of loss on investment	$140	$373
Repayment of convertible notes from restricted cash	$2,000	$93

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Nine Months Ended September 30, 2008 and 2007 (unaudited)

Note 1. The Company and Basis of Presentation

Company

DigitalFX International, Inc. (the “Company”), a Florida corporation, is a holding company, and a multi-tier Web 2.0 digital media products distribution company, as showcased on its social network www.helloworld.com operated by its wholly-owned subsidiary, DigitalFX Networks, LLC, a Nevada limited liability company (“DigitalFX Networks”).

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

These interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2008, the results of operations for the three and nine months ended September, 2008 and 2007 and the cash flows for the nine months ended September 30, 2008 and 2007. The Company’s audited financial statements as of and for the years ended December 31, 2007 and 2006 are included in its 10-KSB filing dated March 31, 2008. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2008.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Nine Months Ended September 30, 2008 and 2007 (unaudited)

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

Change in Control

On October 15, 2008, the Company entered into a Framework Agreement with Richard Kall, the Co-Manager of VM Investors, LLC (“VM Investors”), the Company’s majority shareholder, Craig Ellins, VM Investor’s Co-Manager, Chairman of the Company’s Board of Directors (“Board”), and the Company’s Chief Executive Officer and President, and Amy Black, the President of VMdirect, pursuant to which, among other matters, Richard Kall agreed to consummate the transactions under those certain Note Purchase Agreements dated October 15, 2008 (the “Note Purchase Agreements”), among Richard Kall, the Company, and each of Portside Growth and Opportunity Fund, Highbridge International LLC and Iroquois Master Fund, Ltd. (collectively the “Investors”), subject to (a) Craig Ellins, Amy Black, Kevin Keating and Jerry Haleva resigning from all positions with the Company and each of its subsidiaries, (b) the Company reducing the size of its Board to three directors, (c) Richard Kall’s appointment as the Corporation’s Chief Executive Officer and election to the Board as its Chairman, and (d) the election of Richard Kall’s designee to the Board.

On October 13, 2008, each of Kevin Keating and Jerry Haleva resigned from the Board. On October 15, 2008, Craig Ellins resigned as the Chairman of the Board, the Company’s Chief Executive Officer and President, and from all other officer positions held with the Company and each of its subsidiaries, and Amy Black resigned as the President of VMdirect and from all other officer positions held with the Company and each of its subsidiaries. Mr. Ellins also resigned as the Co-Manager of VM Investors. Each of Craig Ellins and Amy Black entered into a Separation and Release Agreement dated October 15, 2008 with the Company pursuant to which the Company paid to each of Craig Ellins and Amy Black deferred compensation accrued for the third quarter of fiscal 2008, and the parties agreed to mutual releases of existing claims.

On October 15, 2008, the Board also adopted resolutions reducing the size of the Board to three directors, appointing Richard Kall as the Company’s Chief Executive Officer and electing Richard Kall as the Chairman of the Board. Prior to the transactions contemplated under the Framework Agreement, Craig Ellins, as the Company’s Chairman of the Board, Chief Executive officer and President, and as the Co-Manager of VM Investors, exercised, with the Board and other executive officers, operational control over the Company, and with the consent of Richard Kall, voting control. As a result of the transactions consummated under the Framework Agreement, Richard Kall, as the sole Manager of VM Investors and the beneficial owner of 64.6% of the Company’s outstanding shares of common stock, will exercise voting control over the Company. In addition, as the Company’s Chairman and Chief Executive Officer, Richard Kall will exercise, with the Board and other executive officers, operational control over the Company.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Nine Months Ended September 30, 2008 and 2007 (unaudited)

October 15, 2008, Richard Kall, the Investors and the Company, entered into certain Note Purchase Agreements pursuant to which Richard Kall agreed to purchase an aggregate of $350,000 of the unpaid principal amount of the Amended and Restated Notes (described in Note 8), Amended and Restated Warrants (described in Note 8) to purchase an aggregate of 90,517 shares of the Company’s common stock, and an aggregate of 120,000 shares of the Company’s common stock (collectively the “Investor Securities”) previously issued to the Investors. Pursuant to the terms of the Note Purchase Agreements, as additional consideration for Richard Kall’s purchase of the Investor Securities, the Investors and Richard Kall agreed to forbear for a period of 30 days from taking any action to enforce their rights as a result of the event of default that occurred on June 30 and September 30, 2008 with respect to the Company’s failure to satisfy one or more financial covenants under the Amended and Restated Notes for the fiscal quarters ended June 30 and September 30, 2008, respectively. Such forbearance period shall extend for up to 90 days if Richard Kall or the Company makes periodic payments to the Investors in the aggregate amount of $500,000 as further provided in the Note Purchase Agreements. The Company is reviewing all of its options in connection with the Amended and Restated Notes, including potentially restructuring the indebtedness to, among other things, revise the financial covenants.

In addition, the Company is currently involved in negotiations with Mr. Kall to provide working capital through a preferred stock equity financing. On November 14, 2008, the Company received $500,000 from Mr. Kall as an advance on the contemplated financing.

While there are currently no other definitive plans for debt or equity financing, we intend to vigorously pursue external financing options during the last quarter of 2008. However, there is no assurance that external financing will be available to us, or if available, that it would be available on terms acceptable to us.

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
Nine Months Ended September 30, 2008 and 2007 (unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities of three months or less when acquired to be cash equivalents. The Company holds its cash in what it believes to be credit-worthy financial institutions.

At September 30, 2008 and December 31, 2007, the Company had $635 and $789, respectively, of funds held by credit card merchant processors as reserves against any possible charge backs and returns on credit card transactions related to customer disputes that are not offset against the Company’s daily sales deposit activity. These amounts are reflected as Deposit, Merchant Processors on the Company’s consolidated balance sheets.

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

Affiliate Business Packages

The Company recognizes revenue from the sales of the cameras and selling aids within the business package, including shipping revenue, in accordance with SAB No. 104, when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time the product is shipped to customers when title and risk of loss have transferred. Sales of the above products, ranging in price from $39.95 to $1,999 USD (pricing not in thousands), entail no post-customer support or delivery of any other items. Allowances for estimated subsequent customer returns are provided when revenues are recorded. Costs incurred for the shipping and handling of its products are recorded as cost of sales.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Nine Months Ended September 30, 2008 and 2007 (unaudited)

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

Conferences and Events

The Company also earns fees for certain events it hosts such as sales and training conferences and seminars. Revenue is recognized when all of the criteria of SAB No. 104 described above are met, which is generally after the event has occurred. Amounts collected prior to the event are reflected as deferred revenue, and recognized after the event has occurred. As of September 30, 2008 and December 31, 2007, there was no deferred revenue related to conferences and events.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Nine Months Ended September 30, 2008 and 2007 (unaudited)

Shipping and Handling Fees

Shipping and handling fees are billed to customers and included in revenue. The related costs are included in cost of goods sold. Shipping and handling costs are charged to expense as incurred. Total shipping and handling costs of $58, $235, $104 and $329 are included in cost of goods sold for the three and nine months ended September 30, 2008 and 2007, respectively.

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Nine Months Ended September 30, 2008 and 2007 (unaudited)

Valuation Assumptions

The fair value of options and warrants were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2008 and 2007:

	September 30, 2008	September 30, 2007
Dividend yield	-0-	-0-
Risk-free interest rate	4.50% - 4.64%	4.50%
Expected volatility	42.00% - 85.83%	42%- 50.00%
Expected life of options	4-6 years	4- 6 years

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

As of September 30, 2008 and 2007, potentially dilutive securities include options to purchase approximately 958,000 and 1,410,000 shares of common stock and warrants to purchase approximately 1,275,000 and 303,000 shares of common stock, respectively.

Potentially dilutive securities were not included in the calculation of loss for the three and nine months ended September 30, 2008 and September 30, 2007, because the Company incurred a loss during such periods and thus their effect would be anti-dilutive, and basic and diluted loss per share are the same.

Member Incentives

The Company’s commission structure is based on a multi-tiered affiliate program. Commissions are recorded for sales, including commissions based on bonus points assigned to products which are independent of the product’s price. Commissions totaled $1,197, $4,723, $2,365 and $7,880 for the three and nine months ended September 30, 2008 and 2007, respectively, and are included in the accompanying condensed consolidated statements of operations.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Nine Months Ended September 30, 2008 and 2007 (unaudited)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” established rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s foreign currency translation adjustments to be reported as a separate component (comprehensive income/loss) of stockholders’ equity. The components of comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008		2007

Net Income (loss)	$(1,956)	$(981)	$	$(7,011)	$(971)
Foreign Currency Translation	(4)	1		14	(1)
Fair value adjustment on investment	-	76		273	(109)
Comprehensive Loss	$(1,960)	$(904)		$(6,724)	$(1,081)

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Nine Months Ended September 30, 2008 and 2007 (unaudited)

The following table presents certain investments of the Company’s financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three and nine months ended September 30, 2008:

	Level 1	Level 2	Level 3	Total
Investments, at fair value	$219	$816	$-	$1,035

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
Nine Months Ended September 30, 2008 and 2007 (unaudited)

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

The following table presents revenue by product category for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
Revenue:	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Subscription fees for access plans and administrative tools	$2,044	$4,267	$7,389	$12,931
Affiliate business packages	768	876	3,275	3,852
Upgrades to business packages	40	184	303	868
Merchandise, shipping fees and other revenue	(109)	98	398	336
Total Revenue	$2,743	$5,425	$11,365	$17,987

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Nine Months Ended September 30, 2008 and 2007 (unaudited)

The breakdown of revenues generated by geographic region for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

United States, Canada & Mexico	86%	93%	86%	92%
United Kingdom	3%	2%	3%	2%
Europe	4%	-	5%	-
Australia and New Zealand	7%	5%	6%	6%
	100%	100%	100%	100%

Assets and liabilities located in countries outside the United States were not material at September 30, 2008.

The breakdown of revenues generated by customer type for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Affiliates	83%	89%	83%	91%
Retail and other customers	17%	11%	17%	9%
	100%	100%	100%	100%

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Nine Months Ended September 30, 2008 and 2007 (unaudited)

Note 4. Inventories

Inventories, net consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008 (unaudited)	December 31, 2007
Cameras and merchandise	$327	$615
Electronic parts and components	163	250
Less: Allowance for obsolete inventory	(16)	(16)
	$506	$849

TNote 5. Investment In and Convertible Secured Promissory Note due from Related Party

On June 8, 2007, the Company entered into a Subscription, Loan and Rights Agreement (the “SaySwap Agreement”) with SaySwap, Inc. (“SaySwap”) pursuant to which the Company agreed to purchase a Senior Secured Convertible Promissory Note (the “SaySwap Note”) issued by SaySwap in the principal amount of $225, and a warrant (the “SaySwap Warrant”) to purchase 26.1 shares of SaySwap’s common stock. SaySwap is a company that is 60% owned by the Company’s former Chief Operating Officer and members of his immediate family.

The SaySwap Note accrues interest at a rate of 8% per annum and has a maturity date, given certain circumstances, of April 24, 2009, provided, however, that if SaySwap consummates a qualified financing (as defined in the SaySwap Note), SaySwap is required to repay the outstanding principal amount and all accrued interest on the SaySwap Note within 10 days of the consummation of such qualified financing. The Company may also declare the outstanding principal and accrued interest due and payable in the event of a default under the SaySwap Note. The SaySwap Note is convertible, at the Company’s option, into shares of SaySwap’s common stock, at any time prior to 30 days before the maturity date or three days before the consummation of a qualified financing. As security for SaySwap’s obligations under the SaySwap Note, SaySwap also granted to the Company a first priority security interest in all of SaySwap’s assets.

The SaySwap Warrant entitled the Company to purchase 26.1 shares of SaySwap’s common stock at a per share price of $3,831 and expired on May 31, 2010. In February, 2008, the Company exercised the SaySwap Warrant for $100. After the exercise, the Company owned a non-controlling interest in SaySwap of approximately 2%.

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Nine Months Ended September 30, 2008 and 2007 (unaudited)

At September 30, 2008, the Company assessed its investment for impairment and recorded a charge of $325 to reduce the fair value of its investment in the convertible secured promissory note and the common stock of SaySwap to $0. No interest income has been recognized for the three and nine months ended September 30, 2008 and 2007. The Company will actively pursue collection of the SaySwap note and the related interest, including interest due from April, 2008.

Note 6.  Investments

Investments consist of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008			December 31, 2007
	Cost	Unrealized Loss	Net	Cost	Unrealized Loss	Net
Fusion Telecommunications Int’l Inc.	$700	$(481)	$219	$700	$(414)	$286
CJ Vision Enterprises, Inc	816	-	816	816	-	816
Transparensee Systems, Inc.	175	(175)	-	175	(175)	-
	$1,691	$(656)	$1,035	$1,691	$(589)	$1,102

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

At September 30, 2008 and December 31, 2007, the fair value of the Company’s common share equivalents in Fusion was $219 and $286, respectively. During the nine months ended September 30, 2008, the Company evaluated its investment in Fusion and determined the decline in the fair value of its investment is considered other than temporary. The Company recorded an unrealized gain (loss) on its investment of $9 and $(481) for the three and nine months ended September 30, 2008, respectively, which is reflected in Other Expenses, net in the Company’s condensed consolidated statements of operations. Prior to the assessment of impairment, the Company reflected its unrealized gains and losses on its investment as a component of Other Comprehensive Income in the Company’s condensed consolidated statements of stockholders’ equity.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Nine Months Ended September 30, 2008 and 2007 (unaudited)

CJ Vision Enterprises, Inc./Pet Express Supply, Inc./Woozyfly, Inc.

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

On September 26, 2008, as a result of a reverse stock split, Pet Express, which was renamed Woozyfly, Inc., issued the Company 4,600,000 additional shares of common stock, bringing the Company’s total ownership to 5,520,000 shares of common stock. Because the Company intends to dispose of its investment prior to the end of 2008, the Company has not consolidated its pro-rata share of Woozyfly Inc.’s income or loss as required under APB 18 for the three and nine months ended September 30, 2008.

While Woozyfly, Inc. is currently trading on the OTC market, its shares are not actively traded. Thus, at September 30, 2008, the Company’s investment in Pet Express is carried at cost of $816, which approximates its fair value.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Nine Months Ended September 30, 2008 and 2007 (unaudited)

Transparensee Systems, Inc.

On June 8, 2007, the Company purchased a Convertible Promissory Note (the “Transparensee Note”) issued by Transparensee in the principal amount of $175. The Transparensee Note accrued interest at a rate of 4.85% per annum and had a maturity date of the earlier of May 14, 2008 or when, upon or after the occurrence of an event of default under the Transparensee Note, such amounts were declared due and payable by the Company or made automatically due and payable in accordance with the terms of the Transparensee Note. Provided that Transparensee obtained the requisite approvals for the creation and designation of a new series to be designated Series A Preferred Stock, the Transparensee Note was automatically convertible, on the maturity date, into shares of Transparensee’s Series A Preferred Stock at a per share price of $2.075, or upon the consent of the requisite shareholders of Transparensee. In the event that the Transparensee Note is automatically converted into shares of Transparensee’s Series A Preferred Stock or common stock, the Company has agreed to enter into a lock-up agreement for a period of 180 days in connection with Transparensee’s intended initial public offering.

On April 1, 2008, Transparansee converted the Transparansee Note into 91,255 shares of Series A Preferred Stock of Transparansee, which are convertible into shares of common stock at the election of the Company. Terms are still being negotiated by the parties.

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

At December 31, 2007, the Company assessed its investment for impairment and recorded a charge of $175 which reduced the value of its investment to $0. No interest income has been recognized for the three and nine months ended September 30, 2008 and 2007.

Note 7.  Property and Equipment

Property and equipment at September 30, 2008 and December 31, 2007 consists of the following:

	September 30, 2008 (unaudited)	December 31, 2007
Furniture and fixtures	$47	$47
Computers and equipment	441	441
Capital lease equipment	149	-
Purchased software	771	716
	1,408	1,204
Less: accumulated depreciation and amortization	(840)	(576)
	$568	$628

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Nine Months Ended September 30, 2008 and 2007 (unaudited)

All property and equipment above is depreciated over a three year life. Depreciation and amortization expense for the three and nine months ended September 30, 2008 and 2007 was $93, $264, $71 and $138, respectively.

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

On March 24, 2008, the Company entered into Amendment and Exchange Agreements with the Investors pursuant to which Company agreed, along with the Investors, to restructure the financing consummated under the Securities Purchase Agreement to reduce the amount of the financing to $3,000, with each Investor receiving repayment of its pro-rata share of $4,000, including $2,000 held in a collateral account for certain letters of credit through the exchange of Existing Notes for a combination of amended and restated senior secured convertible notes (“Amended and Restated Notes”) and an aggregate of 1,000,000 shares of our common stock (the “Common Shares”), and through the exchange of Existing Warrants for amended and restated warrants (“Amended and Restated Warrants”). The Amended and Restated Notes have an aggregate principal amount of $3,000 and a term of three years commencing from November 30, 2007. The Amended and Restated Warrants have a term of five years commencing from November 30, 2007 and entitle the Investors to initially purchase an aggregate of 750,002 shares of our common stock (subject to adjustment as provided in the Amended and Restated Warrants, including pursuant to economic anti-dilution adjustments). The Amended and Restated Notes carry interest at 7.50% per annum on the unpaid/unconverted principal balance, payable quarterly in cash, and are secured on a senior basis against all of our assets. The Company is required to make aggregate monthly principal payments of $25, plus accrued interest thereon, beginning July 1, 2008.

The Amended and Restated Notes are convertible into approximately 1,500,000 shares of the Company’s common stock, based on a conversion price of $2.00 per share (subject to adjustment as provided in the Amended and Restated Notes, including pursuant to economic anti-dilution adjustments), which shall reset on March 26, 2009 to the greater of (i) 105% of the arithmetic average of the dollar volume weighted average price of our common stock over each of the five consecutive trading days ending on the trading day immediately prior to March 26, 2009 and (ii) $1.00 (as adjusted for any stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events); provided however, that in no event shall the adjusted conversion price be greater than $3.00 (as adjusted for any stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events). The Amended and Restated Warrants have an exercise price of $0.959 per share (subject to adjustment as provided in the Amended and Restated Warrants, including pursuant to economic anti-dilution adjustments).

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
Nine Months Ended September 30, 2008 and 2007 (unaudited)

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

In connection with the restructuring transaction, VM Investors (whose members include Craig Ellins, the Company’s former Chief Executive Officer, and Amy Black, the former President of VMdirect), agreed to transfer 1,000,000 shares of the Company’s common stock back to the Company, valued at $950.

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
Nine Months Ended September 30, 2008 and 2007 (unaudited)

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

For the three months ended June 30, 2008 and September 30, 2008, the Company determined that it did not meet its financial covenants pursuant to the Amended and Restated Notes. As described in Note 1, on October 15, 2008, the Company, Richard Kall and the Investors entered into the Note Purchase Agreements pursuant to which Richard Kall agreed to purchase an aggregate of $350,000 of the unpaid principal amount of the Amended and Restated Senior Secured Convertible Notes, Amended and Restated Warrants to purchase an aggregate of 90,517 shares of the Company’s common stock, and an aggregate of 120,000 shares of common stock (collectively the “Investor Securities”) previously issued to the Investors. Pursuant to the terms of the Note Purchase Agreements, as additional consideration of Richard Kall’s purchase of the Investor Securities, the Investors and Richard Kall agreed to forbear for a period of 30 days from taking any action to enforce their rights as a result of the event of default that occurred on June 30 and September 30, 2008 with respect to the Company’s failure to satisfy one or more financial covenants under the Amended and Restated Senior Secured Convertible Notes for the fiscal quarters ended June 30 and September 30, 2008, respectively. Such forbearance period shall extend for up to 90 days if Richard Kall or the Company makes periodic payments to the Investors in the aggregate amount of $500,000 as further provided in the Note Purchase Agreements. Under the terms of the Note Purchase Agreements, the Company also agreed to either file a post-effective amendment to the Registration Statement on Form S-3 or file a new registration statement on an appropriate form to reflect the changes made as a result of the transactions occurring under the Note Purchase Agreements. In the immediate future the Company intends to review all of its options in connection with the Amended and Restated Notes, including potentially restructuring the indebtedness to, among other things, revise the financial covenants.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Nine Months Ended September 30, 2008 and 2007 (unaudited)

As of September 30, 2008, the amount due to the Investors was $2,925 and the unamortized valuation discount was $305 which will be amortized over the remaining term of the Notes.

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

As of September 30, 2008, 4,181,897 shares were available for grant under the 2006 Stock Incentive Plan.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Nine Months Ended September 30, 2008 and 2007 (unaudited)

The following is a summary of option activity (including plan and non-plan options) for the year ended December 31, 2007 and nine months ended September 30, 2008 (in thousands, except per share data):

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 31, 2007	1,374	$0.26-$7.75	$3.14
Granted	949	$0.55- $1.21	$0.92
Exercised	(26)	$.26-$.33	$.29
Cancelled	(1,339)	$.26-$7.75	$3.30
Outstanding at September 30, 2008	958	$0.26-$1.21	$1.05
Exercisable at September 30, 2008	402	$0.26-$1.21	$1.17

The following table summarizes information regarding options outstanding at September 30, 2008:

	Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (months)	Aggregate Intrinsic Value
Shares Granted Quarter Ended December 31, 2005	139	$0.26	$0.26	4	-
Shares Granted Quarter Ended June 30, 2008	819	$0.55 -$1.21	$.94	100	-
Outstanding at September 30, 2008	958	$0.26-$1.21	$1.05	104	$-
Exercisable at September 30, 2008	402	$0.26-$1.21	$1.17	92	-

There were 25,945 stock options exercised during the nine months ended September 30, 2008 from which the Company received $9 in cash proceeds. The Company recognized compensation expense from vesting of stock options of $455 and $294 for the nine months ended September 30, 2008 and 2007, respectively, and had estimated future compensation expense from these stock options of $1,292 at September 30, 2008 which will be recognized over the remaining estimated weighted useful life of the options.

Warrants

As fully described in Note 8, on November 30, 2007, the Company entered into a Securities Purchase Agreement with certain Investors pursuant to which the Company agreed to issue an aggregate principal amount of $7,000 of three-year senior secured convertible notes and five-year warrants to purchase an aggregate of 875,000 shares of the Company’s common stock at an exercise price of $2.93. In March 2008, the agreement was restructured and the Existing Warrants were exchanged for amended and restated warrants. The Amended and Restated Warrants have a term of five years commencing from November 30, 2007 and entitle the Investors to initially purchase an aggregate of 750,002 shares of our common stock at an exercise price of $.959. The warrants vested immediately at the grant date.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Nine Months Ended September 30, 2008 and 2007 (unaudited)

The value of these warrants was included in the determination of the loss on the modification of debt as described in Note 8.

The following is a summary of stock warrant activity for the year ended December 31, 2007 and the nine months ended September 30, 2008 (in thousands, except per share data):

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 31, 2007	1,400	$0.26-$2.93	$2.38
Granted	750	$0.959	$0.959
Exercised	-	-	-
Cancelled	(875)	$2.93	$2.93
Outstanding at September 30, 2008	1,275	$0.26-$2.93	$1.17
Exercisable at September 30, 2008	1,275	$0.26-$2.93	$1.17

The following table summarizes information regarding warrants outstanding at September 30, 2008:

	Shares	Exercise Price	Weighted Average Remaining Contractual Term (months)	Aggregate Intrinsic Value
Outstanding at September 30, 2008	1,275	$0.26-$2.93	48	$-
Exercisable at September 30, 2008	1,275	$0.26-$2.93	48	$-

Note 10. Related Parties

RazorStream, LLC

On January 29, 2007, the Company entered into an Amended and Restated License, Hosting and Services Agreement (the “Amended Agreement”) with RazorStream, LLC (“RazorStream”), a company controlled by VM Investors. The Amended Agreement amends and restates the Licensing, Hosting and Services Agreement effective May 1, 2005, between VMdirect and RazorStream.

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Nine Months Ended September 30, 2008 and 2007 (unaudited)

In connection with the services discussed above, the Company incurred expenses of $336, $1,070, $586 and $1,631 during the three and nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008 and December 31, 2007, the accompanying consolidated balance sheets reflect prepaid bandwidth charges, affiliates of $245 and $51, respectively, which represent amounts paid in advance to RazorStream for services discussed above.

In addition, RazorStream, in conjunction with a newly established company controlled by Razorstream’s majority shareholders,, is in process of developing a unique internet appliance (“Set Top Box”) which will allow users the ability to access their DigitalFX Studio features, stream high resolution on demand audio and video content and participate in the social network, all from their television. During 2007, the Company incurred development costs related to the Set Top Box to RazorStream totaling $225. The Company also made payments to third party vendors related to the Set Top Box project for inventory and product development totaling $430, and $281 during the nine months ended September 30, 2008 and 2007, respectively. The Company expects to enter into an agreement to formalize the terms of its rights related to this product or in the newly established company in late 2008.

Other Related Party Transactions

As described in Note 6, the Company has a convertible note receivable with SaySwap totaling $225. SaySwap is a Company that is 60% owned by the Company’s former Chief Operating Officer and members of his immediate family. In February, 2008, the Company exercised the SaySwap warrant in the amount of $100. At June 30, 2008, the Company assessed its investment for impairment and recorded a charge of $325 which reduced the value of its investment in the convertible secured promissory note and the common stock of SaySwap to $0. The Company will actively pursue collection of the SaySwap note and the related interest, including interest due from April, 2008.

As described in Note 7, the Company has an investment in CJVE totaling $816. A member of the Board of Directors of CJVE, Emanuel Gerard, was a member of the Board of Directors of the Company until he resigned from the Board in July 2008.

During the three and nine months ended September 30, 2008, the Company made payments to Vayan Marketing Group, LLC totaling $10 and $25, respectively under a month to month agreement to provide auto-responder services to the Company. An officer of Vayan Marketing Group, LLC is an immediate family member of the Company’s new Chief Executive Officer, Richard Kall.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Nine Months Ended September 30, 2008 and 2007 (unaudited)

On April 21, 2008 VM Investors transferred 100,000 shares of the Company’s common stock to an independent contractor for an entity with which the Company has a reseller agreement. The Company has recorded compensation expense of $80,000, the fair value of the shares on the date of transfer. On April 21, 2008, VM Investors also transferred 100,000 shares of the Company’s common stock to an existing shareholder. The Company has recorded compensation expense of $80,000, the fair value of the shares on the date of transfer. On April 21, 2008, VM Investors also transferred 250,000 shares of the Company’s common stock to an unaffiliated business person. The transfer of the 250,000 shares of the Company’s common stock has been treated as a bona fide gift by VM Investors and is not reflected in the Company’s financial statements. VM Investors controlled 67.7% of the Company’s outstanding common stock at the time of these transactions.

In addition, the Company pays commissions to various family members of the current and previous management in the normal course of business as affiliates of VMdirect.

Note 11. Income Taxes

The provision for income taxes consists of the following for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Current tax provision - federal	$(233)	970
- foreign	-	-
Deferred tax provision - federal	965	(1,232)
- foreign	30	(19)
Income tax provision	$762	(281)

A reconciliation of the statutory federal income tax provision is as follows for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Income before income tax provision	$(6,249)	$(1,253)

Expected tax (federal statutory rate 34%)	(2,125)	(426)
Permanent differences	238	145
Valuation allowance	2,634	-
Other	15	-
Income tax provision	$762	$(281)

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Nine Months Ended September 30, 2008 and 2007 (unaudited)

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2008, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions. During the nine months ended September 30, 2008, the Company reversed its deferred tax asset related to stock options and warrants totaling $904, which was reflected through paid-in capital in the accompanying statement of stockholders’ equity. At September 30, 2008, management determined that its remaining net deferred tax assets of $762 are not realizable and recorded a full valuation allowance.

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

On February 7, 2007, VMdirect and DigitalFX Solutions jointly filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles against a former Affiliate of VMdirect alleging a number of complaints including unfair business practice, misappropriation of trade secrets, slander, intentional interference with contractual relationship, intentional interference with prospective economic advantage and breach of contract, and seeking compensatory and punitive damages in amounts to be proved at trial, injunctive relief and attorneys’ fees and costs. Reference is made to the disclosure of this proceeding included in our Quarterly Report on Form 10-Q (File Number 001-33667) filed with the Securities and Exchange Commission on August 14, 2008.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Nine Months Ended September 30, 2008 and 2007 (unaudited)

Since the filing of our Quarterly Report on Form 10-Q (File Number 001-33667) filed with the Securities and Exchange Commission on August 14, 2008, the Company has exchanged motions, petitions, and interrogatories with the former Affiliate.

Management believes there exists no basis for the former Affiliate’s claims and intends to defend this matter vigorously.  In the event management’s assessment of the case is incorrect, the economic impact on the Company would be insignificant and would not materially affect its operations.

Note 13. Subsequent Events

In addition to the Change in Control as fully described in Note 1, the following are significant subsequent events of the Company:

On October 13, 2008, the Company’s Board of Directors approved the issuance of 325,000 fully paid shares of the Company’s common stock to certain consultants, Directors and employees.

On October 21, 2008, the Company’s Board of Directors ratified and approved effective as of October 17, 2008 the termination of the Company’s relationship with Mickey Elfenbein, its Chief Operating Officer. The parties continue to negotiate the terms of Mr. Elfenbein’s separation.

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

On October 15, 2008, we entered into a Framework Agreement with Richard Kall, the Co-Manager of VM Investors, our majority shareholder, Craig Ellins, VM Investor’s Co-Manager and our former Chief Executive Officer, President and Chairman of our Board, and Amy Black, the President of VMdirect, pursuant to which, among other matters, Richard Kall agreed to consummate the transactions under certain Note Purchase Agreements dated October 15, 2008 (the “Note Purchase Agreements”), among Richard Kall, our company, and each of Portside Growth and Opportunity Fund, Highbridge International LLC and Iroquois Master Fund, Ltd. (collectively the “Investors”), subject to (a) Craig Ellins, Amy Black, Kevin Keating and Jerry Haleva resigning from all positions with the Company and each of its subsidiaries, (b) a reduction in the size of our Board to three directors, (c) Richard Kall’s appointment as our Chief Executive Officer and election to our Board as Chairman, and (d) the election of Richard Kall’s designee to the Board.

On October 13, 2008, each of Kevin Keating and Jerry Haleva resigned from the Board. On October 15, 2008, Craig Ellins resigned as the Chairman of the Board, our Chief Executive Officer and President, and from all other officer positions held with our company and each of our subsidiaries, and Amy Black resigned as the President of VMdirect and from all other officer positions held with our company and each of our subsidiaries. Mr. Ellins also resigned as the Co-Manager of VM Investors. On October 15, 2008, the Board also adopted resolutions reducing the size of the Board to three directors, appointing Richard Kall as our Chief Executive Officer and electing Richard Kall as the Chairman of the Board. Prior to the transactions contemplated under the Framework Agreement, Craig Ellins, as our Chairman of the Board, Chief Executive officer and President, and as the Co-Manager of VM Investors, exercised, with the Board and our other executive officers, operational control over our company, and with the consent of Richard Kall, voting control. As a result of the transactions consummated under the Framework Agreement, Richard Kall, as the sole Manager of VM Investors and the beneficial owner of 64.6% of the outstanding shares of our common stock, will exercise voting control over our company. In addition, as the Company’s Chairman and Chief Executive Officer, Richard Kall will exercise, with the Board and our other executive officers, operational control over our company.

Business Overview

We are presently a digital communications and social networking company that, through a multi-tiered affiliate program, has developed and offers The Studio, an all in one solution of proprietary and open source digital communication tools, including streaming video email, instant messaging, live webcasting, podcasting, blogging, video VOIP and digital vault asset management and storage. The Studio gives our customers one easy solution for all online communications, and allows them to create, manage and store their digital assets (pictures, music, videos) with the objective of making their digital lives richer and simpler. All digital assets stored on our servers can be shared among users and friends anywhere in the world.

We differentiate ourselves with the Studio’s inclusion of technology that provides instant transcoding (converting) of video content into different media formats, like Windows to QuickTime, as well as the ability to easily publish video content via numerous methods: blog, podcast, live webcast, video email, or video on-demand.

To showcase the power of the Studio for other social networks or affinity based websites, we created a social networking website, www.helloWorld.com, operated by our wholly-owned subsidiary, DigitalFX Networks, LLC, a Nevada limited liability company (“DigitalFX Networks”). Customers pay a monthly subscription fee (ranging from $9.95 to $189.95) for an advertising free Studio based on their streaming video and storage needs, and to participate in the social network. DigitalFX Networks also sells as a monthly service (with fees starting at $69) the Studio’s video-enabled web platform to small and medium-sized businesses (“FirstStream”) through www.FirstStream.com. FirstStream allows the business user to manage all incoming text or video emails and reply with streaming video emails from their existing company domains, and to safely store all their digital content, manage all their email communication, and produce live broadcasts to communicate to employees, vendors or customers instantly and with uniformity of message, saving time and travel. These products are primarily marketed through our wholly-owned subsidiary VMdirect which operates a multi-tiered affiliate program and offers its “Affiliates” the tools necessary to effectively market the Studio packages on helloWorld and FirstStream. Our wholly-owned subsidiary, DigitalFX Solutions, LLC, a Nevada limited liability company (“DigitalFX Solutions”), operates our website www.digitalfxsolutions.com, which offers our video-enabled web platform to enterprise-sized businesses.

Our multi-tiered affiliate program drives the growth of our business. Rather than using traditional advertising and marketing methods, we chose to create a multi-tiered affiliate program to develop new customers. Affiliates earn commissions on a monthly residual basis by acquiring new Affiliates and retail customers for DigitalFX properties. Affiliates also earn commissions from the sales activities of other Affiliates who they personally enroll. These rewards are extended for up to eight generations of Affiliates, meaning that an Affiliate earns a commission on the sales of the Affiliates they have personally enrolled as well as on the sales of second-, third-, and fourth-generation Affiliates, potentially eight levels deep.

We are currently implementing a plan of diversification that will seek to introduce at least one new consumer product line by early 2009 to augment our present digital media products and, if possible, another line of consumables by third quarter of fiscal 2009. Our Board has recently formed a Product Selection Team, chaired by Richard Kall, our Chairman and Chief Executive Officer, which has been reviewing potential additional product lines in, among other areas, the “green” products area and additional digital media products. At present, we do not expect to engage in the actual production of our products and will source new products from third parties reflecting current trends in the MLM industry. We have not yet reached a decision on whether we would use the vendors’ trademarks and original packaging or purchase products under our own label. Any such decision will depend on the strength of the vendor’s mark and other considerations including costs.

We have engaged an MLM consultant and had numerous discussions with our MLM leaders to identify and design the most effective way to introduce our diversified business model to our Affiliates. We intend to focus on instructing our key Affiliates on how to use our digital media suite to convey our revised focus to Affiliates in their organizations (the down-line). We anticipate that this approach should facilitate growth of our affiliate base.

Results of Operations

Three and Nine Months Ended September 30, 2008 Compared with Three and Nine Months Ended September 30, 2007 (in thousands, except for customer base data)

The following table presents revenue by category for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
Revenue:	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Subscription fees for access plans and administrative tools	$2,044	$4,267	$7,389	$12,931

Affiliate business packages	768	876	3,275	3,852

Upgrades to business packages	40	184	303	868

Merchandise, shipping fees and other revenue	(109)	98	398	336
Total Revenue	$2,743	$5,425	$11,365	$17,987

Revenues decreased $2,681, or 49% and $6,622 or 37% during the three and nine months ended September 30, 2008, respectively from $5,425 to $2,743 and $17,987 to $11,355 in the corresponding periods in 2007. This decrease relates directly to the number of active customers. The following is a breakdown of our active customer base as of September 30, 2008 and 2007:

	September 30, 2008	September 30, 2007
Affiliates	7,342	15,317
Retail subscribers	9,515	14,519
Total active customers	16,857	29,836

Gross Profit

As a percentage of sales, gross profit decreased from 83% of sales to 76% of sales from the three months ended September 30, 2007 to the three months ended September 30, 2008, respectively, and from 85% of sales to 79% of sales for the nine months ended September 30, 2008 to the nine months ended September 30, 2007, respectively. This decrease relates to the lower margin realized on electronic component sales and an increase in shipping costs associated with greater international volume.

Commission Expenses

As a percentage of sales, commission expenses were the same at 44% of sales for the three months ended September 30, 2008 and 2007, and decreased from 43% of sales to 42% of sales for the nine months ended September 30, 2007 to the nine months ended September 30, 2008, respectively. During the second and third quarters of 2008, commission expenses included a one-time charge for commissions paid to consultants for international marketing services. On an on-going basis, we expect commission expenses as a percentage of affiliate sales to stay in the range of 41%-42%.

Other Operating Expenses

The following table represents a breakdown of other operating expenses for the three months ended September 30, 2008 and 2007. These comparisons are not necessarily indicative of future spending.

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Salaries, benefits and other compensation	$1,108	$1,308	$3,744	$3,316
Corporate expenses	203	409	746	1,082
Product development	136	225	530	639
International deployment and administration	84	437	360	727
Merchant fees	106	231	427	776
Marketing expenses	66	152	327	374
General and administrative	303	778	1,146	1,866
Total Other Operating Expenses	$2,005	$3,539	$7,280	$8,780

Other operating expenses increased as a percentage of revenue from 66% for the three months ended September 30, 2007 to 73% in the corresponding period in 2008 and 49% for the nine months ended September 30, 2007 to 64% for the corresponding period in 2008.

The Company has taken significant steps to control costs and reduce overhead expenses. We have reprioritized a number of initiatives as we strive for simplification and product solidification. As such, the Company recently revised its personnel structure by reducing resources in non-core areas and enhancing personnel focused on the delivery of our new initiatives. We do not believe these revisions have inhibited growth or quality of services. In addition, we have decreased spending on other areas, including outside consultants, legal and international expansion. We expect that our other operating expenses will decrease as a percentage of revenue through these ongoing efforts.

Other expense, net increased by $189 to $118 of expense for the three months ended September 30, 2008 from $71 of income for the corresponding period in 2007 and by $3,475 to $3,273 of expense for the nine months ending September 30, 2008 from $202 of income for the corresponding period in 2007. For the three and nine months ended September 30, 2008, other expense consist of financing costs, net of interest income, associated with the convertible notes of $127 and $555, the unrealized (gain) loss on investments of $(9) and $481 and the loss on extinguishment of debt related to the restructuring of our convertible notes of $0 and $1,920, respectively.

Liquidity and Capital Resources

Our cash requirements are principally for working capital. Historically, we have funded our working capital needs through operations, the sale of equity and debt interests and through additional capital contributions by our former members.

For the nine months ended September 30, 2008, cash used by Operating Activities was $2,735 and consisted of net loss of ($7,011) increased by non-cash items of $4,956 and decreased by $680 due to changes in other operating assets and liabilities. The latter consisted of decreases in cash provided by, prepaid expenses, other assets, and cash used by accounts payable and accrued expenses of $1,029, offset by increases in cash provided by accounts receivables and inventory of $349.

For the nine months ended September 30, 2007, cash used by operating activities was $1,306 and consisted of net loss of ($971), increased by non-cash items of $513 and decreased by $848 due to changes in other operating assets and liabilities. The latter consisted of decreases in cash provided by accounts receivable, prepaid expenses, inventory and affiliate payables of $1,806, net of increases in accounts payable and accrued expenses of $958.

For the nine months ended September 30, 2008, net cash used in Investing Activities related to the exercise of warrants to acquire an interest in SaySwap of $100 and software licenses purchased totaling $204 (including $149 of anti-spam technology financed through a capital lease arrangement). Investing Activities during the nine months ended September 30, 2007 of $2,213 included investments in strategic partners of $1,691, investment in SaySwap of $225 and software license purchases of $162.

For the nine months ended September 30, 2008, net cash used in Financing Activities included proceeds from the exercise of stock options of $7 offset by the cash repayment of $2,000 related to the restructuring of the convertible notes ($2,000 of restricted cash was also repaid as part of the restructuring of the convertible notes and has been reflected in the Non-Cash Investing and Financing Activities in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2008), $75 principal payment on the Amended and Restructured Notes, and proceeds from capital lease financing of anti-spam technology of $149, net of principal payments of $10. For the nine months ended September 30, 2008, net cash provided by Financing Activities included the exercise of stock options and warrants totaling $38.

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

The restructuring transaction closed on March 26, 2008. The remaining proceeds of approximately $2.1 million, after the payment of aggregate transaction expenses, was used for strategic initiatives and general working capital purposes.

Also in connection with the restructuring transaction, we agreed to reimburse the fund manager of one of the Investors for its out-of-pocket expenses incurred in connection with the transactions contemplated by the Securities Purchase Agreement, including the actual and reasonable fees and disbursements of the fund manager’s legal counsel, up to an aggregate amount of $20,000.

For the three months ended September 30, 2008, the Company determined that it did not meet its financial covenants pursuant to the Amended and Restated Notes. The Company has not received notice from the Investors about their intent to request that the Company redeem any or all of the outstanding Amended and Restated Notes.

October 15, 2008, Portside Growth and Opportunity fund, Highbridge International LLC and Iroquois Master Fund, Ltd. (collectively the “Investors”), along with Richard Kall and our company, entered into certain Note Purchase Agreements pursuant to which Richard Kall agreed to purchase an aggregate of $350,000 of the unpaid principal amount of the Amended and Restated Notes, Amended and Restated Warrants to purchase an aggregate of 90,517 shares of our common stock, and an aggregate of 120,000 shares of our common stock (collectively the “Investor Securities”) previously issued to the Investors. Pursuant to the terms of the Note Purchase Agreements, as additional consideration for Richard Kall’s purchase of the Investor Securities, the Investors and Richard Kall agreed to forbear for a period of 30 days from taking any action to enforce their rights as a result of the event of default that occurred on June 30 and September 30, 2008 with respect to our failure to satisfy one or more financial covenants under the Amended and Restated Senior Secured Convertible Notes for the fiscal quarters ended June 30 and September 30, 2008, respectively. Such forbearance period shall extend for up to 90 days if Richard Kall or the Company makes periodic payments to the Investors in the aggregate amount of $500,000 as further provided in the Note Purchase Agreements. In the immediate future we intend to review all of our options in connection with the Amended and Restated Notes, including potentially restructuring the indebtedness to, among other things, revise the financial covenants.

In addition, we are currently involved in negotiations with Richard Kall, our Chairman and Chief Executive Officer, to provide working capital through a preferred stock equity financing. On November 14, 2008, we received $500,000 from Mr. Kall as an advance on the contemplated financing.

While there are currently no other definitive plans for debt or equity financing, we intend to vigorously pursue external financing options during the last quarter of 2008. However, there is no assurance that external financing will be available to us, or if available, that it would be available on terms acceptable to us.

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

Geographic Information

The breakdown of revenues generated by geographic region for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

United States, Canada & Mexico	86%	90%	86%	92%
United Kingdom	3%	3%	3%	2%
Europe	4%	-	5%	-
Australia and New Zealand	7%	7%	6%	6%
	100%	100%	100%	100%

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

RISKS RELATING TO OUR BUSINESS

Our operating results may fluctuate significantly based on customer and Affiliate acceptance of our products.

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter due to customer acceptance of our products. We rely on sales by our Affiliates to generate significant revenues for us. If customers don’t accept our products, our sales and revenues would decline, resulting in a reduction in our operating income.

Customer interest for our products could also be impacted by the timing of our introduction of new products. If our competitors introduce new products or free products around the same time that we issue new products, and if such competing products are superior to our own, customers’ desire for our products could decrease, resulting in a decrease in our sales and revenues. To the extent that we introduce new products and customers decide not to migrate to our new products from our older products, our revenues could be negatively impacted due to the loss of revenue from those customers. In the event that our newer products do not sell as well as our older products, we could also experience a reduction in our revenues and operating income.

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

Currently, our primary business is the sale of our Studio suite of products to our Affiliates. Our future success depends, in part, on our ability to expand our product and service offerings. To that end we have engage in the process of identifying new product opportunities to provide additional products and related services to our customers. The process of identifying and commercializing new products is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We may have to commit significant resources to commercializing new products before knowing whether our investments will result in products the market will accept. Furthermore, we may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and a reduction in net sales and earnings.

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

While we previously achieved operating profits, we did not achieve an operating profit for the nine months ended September 30, 2008, and we have a history of operating losses. Given the competitive and evolving nature of the industry in which we operate, the technical difficulties we experienced with version 5.0 of the DigitalFX Studio product, and potential technical difficulties we may encounter in the future, we may not be able to achieve, sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds. In addition, to the extent we introduce new products that are not accepted by the market, we would continue to experience operating losses. If we continue to experience operating losses through 2009, our shares may be delisted from the American Stock Exchange.

We may not be able to effectively manage our growth.

Our strategy envisions growing our business. To date, our growth has been derived primarily from the growth of our multi-tiered Affiliate base and we intend to continue to employ this growth strategy. To manage anticipated growth, we plan to expand our technology to handle increasing volume on our websites and to expand our administrative and marketing organizations to accommodate larger numbers of our Affiliates. We must also effectively manage our relationships with the increasing number of retail customers/users of our products. We will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. In addition, we have gone through a complete restructuring of senior management and our the new management is focused on turning our company around. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. We cannot assure you that we will be able to:

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

We are presently reviewing other technologies which could replace our core technology. We may experience interruptions in service while we are integrating the new service or a period of instability if the new technology cannot be scaled up.

Eighty-three percent of our revenues for the three months ended September 30, 2008 have been derived from sales of our products and services to our Affiliates, and our future success depends on our ability to grow our Affiliate base, as well as to expand our retail subscriptions and initiate advertising revenue.

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

Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel. In particular, we are heavily dependent on the continued services of Richard Kall and the other members of our senior management team. Mr. Kall has been widely recognized as a leader in the Network Marketing industry with over 30 years of experience. We do not have long-term employment agreements with most members of our senior management team, each of whom may voluntarily terminate his or her employment with us at any time. Following any termination of employment, those employees without employment agreements would not be subject to any non-competition covenants or non-solicitation covenants. The loss of any key employee, including members of our senior management team, could result in a decrease in the efficacy with which we implement our business plan due to the loss of our experienced managers, increased competition in our industry and could negatively impact our sales and marketing operations. The loss of Mr. Kall as a leader in our company could have a detrimental effect on the future of our company. Our inability to attract highly skilled personnel with sufficient experience in our industry could result in less innovation in our products and a consequent decrease in our competitive position, and a decrease in the quality of our service to our Affiliates and end users and a consequent decrease in our sales, revenue and operating income.

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

Our future success will depend, in part, on our ability to keep up with changes in consumer tastes, offer seamless compatibility with other systems or applications offered by industry leaders, and our continued ability to differentiate our products through implementation of new technologies. We may not, however, be able to successfully do so, and our competitors may be able to implement new technologies at a much lower cost. These types of developments could render our products less competitive and possibly eliminate any differentiating advantage that we might hold at the present time.

RISKS RELATING TO OUR COMMON STOCK

There is limited trading, and consequently limited liquidity, of our common stock.

Prior to August 23, 2007, bid and ask prices for shares of our common stock were quoted on the OTC Bulletin Board under the symbol “DFXN.” On August 23, 2007, our common stock began trading on AMEX. Although our common stock is quoted on AMEX, there is limited trading of our common stock and our common stock is not broadly followed by securities analysts. The average daily volume of our common stock as reported on AMEX for the three-month period ended September 30, 2008 was approximately 12,500 shares. Consequently, shareholders may find it difficult to sell shares of our common stock.

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

On October 23, 2008 we provided a plan to the Listing Department of the American Stock Exchange advising AMEX of action we will take to regain compliance with AMEX’s continued listing standards. The plan remains subject to review and acceptance by AMEX. If accepted, the plan will continue to be subject to periodic review to determine whether we are making progress consistent with the plan. If the plan is not accepted, or if we do not make progress consistent with the plan, AMEX may initiate delisting procedures as appropriate.

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

Upon the effectiveness of any registration statement that we may file with respect to the resale of shares held by our shareholders, a significant number of our shares of common stock may become eligible for sale, or as specified below, these shares could be sold without any restrictions pursuant to other exceptions under the securities laws. The sale of these shares could depress the market price of our common stock. Sales of a significant number of shares of our common stock in the open market could harm the market price of our common stock. A reduced market price for our shares could make it more difficult to raise funds through future offerings of common stock.

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

Any sale of common or convertible preferred stock by us in a future private placement offering could result in dilution to the existing shareholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth, by acquiring complementary businesses, by acquiring or licensing additional brands, or by establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our shareholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our earnings and results of operations.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.Controls And Procedures

As of September 30, 2008, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the 1934 Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

On February 7, 2007, VMdirect and DigitalFX Solutions jointly filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles against a former Affiliate of VMdirect alleging a number of complaints including unfair business practice, misappropriation of trade secrets, slander, intentional interference with contractual relationship, intentional interference with prospective economic advantage and breach of contract, and seeking compensatory and punitive damages in amounts to be proved at trial, injunctive relief and attorneys’ fees and costs. Reference is made to the disclosure of this proceeding included in our Quarterly Report on Form 10-Q (File Number 001-33667) filed with the Securities and Exchange Commission on August 14, 2008.

Since the filing of our Quarterly Report on Form 10-Q (File Number 001-33667) filed with the Securities and Exchange Commission on August 14, 2008, the Company has exchanged motions, petitions, and interrogatories with the former Affiliate.

Management believes there exists no basis for the former Affiliate’s claims and intends to defend this matter vigorously. In the event our management’s assessment of the case is incorrect, or the former Affiliate actually obtains a favorable judgment for the claimed damages, the economic impact on us would be insignificant and would not materially affect our operations.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on July 23, 2008. At the annual meeting, there were 24,927,710 shares of our common stock entitled to vote, and 20,117,933 (80.7%) were represented at the annual meeting in person and by proxy. Each of Craig Ellins, Jerry Haleva and Kevin R. Keating were reelected to our board of directors at the annual meeting. Manny Gerard’s term as a director expired at the annual meeting.

The following summarizes vote results for those matters submitted to our shareholders for action at the annual meeting:

1.     Proposal to elect Messrs. Ellins, Haleva and Keating to serve as our directors for the ensuing year and until their successors have been elected and qualified.

Director	For	Withheld
Craig Ellins	20,097,647	20,286
Jerry Haleva	20,098,117	19,816
Kevin R. Keating	20,098,117	19,816

2.     Proposal to approve an amendment of our 2006 Stock Incentive Plan to increase the number of authorized shares under the plan from 1,537,501 to 5,000,000.

For	Against	Abstain	Broker Non-Votes
16,737,877	32,022	1,500	3,346,534

Item 6. Exhibits

See attached Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITALFX INTERNATIONAL, INC.

Date: November 14, 2008	By:	/s/ Tracy Sperry
Tracy Sperry
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title

10.1	Form of Indemnification Agreement.
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.