Form 10-K
period 2008-12-31
DigitalFX International Inc
filed 2009-03-23
CIK 1095691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 001-33667
DIGITALFX INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	65-0358792
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)
3035 East Patrick Lane, Suite 9
Las Vegas, Nevada 89120
(Address of Principal Executive Offices and Zip Code)
(702) 938-9300
(Registrant’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,346,007.
At March 19, 2009, the issuer had 31,937,998 shares of Common Stock, $0.001 par value, issued and outstanding.

DIGITALFX INTERNATIONAL, INC.
2008 FORM 10-K ANNUAL REPORT

PART I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This 2008 Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:
•	our failure to implement our business plan within the time period we originally planned to accomplish; and
•	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”
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
ITEM 1. Business.
Overview
DigitalFX International, Inc. is a direct selling company that, through a multi-tiered affiliate program, offers streaming video via enhanced email service, live webcasting tools and video on demand capabilities. We shifted our product focus for fiscal 2009 to internet marketing products for small business users. In March, 2009 we intend to launch our CommF5 Suite (“F5”) that will enable its users to easily create and distribute email marketing campaigns at an affordable price, and will replace our existing products.
Our consumer website, www.helloWorld.com, operated by our wholly-owned subsidiary, DigitalFX Networks, LLC, a Nevada limited liability company (“DigitalFX Networks”), is subscription based and features a full suite of digital communication tools.

Our website, www.vmdirect.com, operated by our wholly-owned subsidiary VMdirect, LLC., a Nevada limited liability company (“VMdirect”), offers affiliates (“Affiliates”) the tools necessary to effectively market and distribute our digital communication tools. VMdirect provides sales and marketing services to our other subsidiaries using a unique multi-tiered affiliate program made up of a developed network of over 5,000 independent Affiliates who market subscription-based software products, and for the remainder of fiscal 2009, our internet marketing products.
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
On May 23, 2006, we entered into an Exchange Agreement (the “Exchange Agreement”) with VMdirect, LLC, a Nevada limited liability company (“VMdirect”), the members of VMdirect holding a majority of its membership interests (together with all of the members of VMdirect, the “VMdirect Members”), and KRM Fund. The closing of the transactions contemplated by the Exchange Agreement occurred on June 15, 2006. At the closing, we acquired all of the outstanding membership interests of VMdirect (the “Interests”) from the VMdirect Members, and the VMdirect Members contributed all of their Interests to us. In exchange, we issued to the VMdirect Members 1,014,589 shares of our Series A Convertible Preferred Stock, par value $0.01 per share (the “Preferred Shares”), which, as a result of the approval by a substantial majority of our outstanding shareholders entitled to vote and the approval by our board of directors on June 22, 2006, of amendments to our articles of incorporation that (i) changed our name to DigitalFX International, Inc., (ii) increased our authorized number of shares of common stock to 100,000,000, and (iii) adopted a 1-for-50 reverse stock split, on August 1, 2006 converted into approximately 21,150,959 shares of our common stock on a post-reverse stock split basis.
At the closing, VMdirect became our wholly-owned subsidiary. The exchange transaction was accounted for as a reverse merger (recapitalization) with VMdirect deemed to be the accounting acquirer, and our company deemed to be the legal acquirer.

On October 15, 2008, we entered into a Framework Agreement with Richard Kall, then Co-Manager of VM Investors, LLC (“VM Investors”), our majority shareholder, Craig Ellins, VM Investor’s then Co-Manager and our then Chief Executive Officer, President and Chairman of our board of directors, and Amy Black, then President of VMdirect, pursuant to which, among other matters, Richard Kall agreed to consummate the transactions under certain Note Purchase Agreements dated October 15, 2008 (the “Note Purchase Agreements”), among Richard Kall, our company, and each of Portside Growth and Opportunity Fund, Highbridge International LLC and Iroquois Master Fund, Ltd. (collectively the “Investors”), subject to (a) Craig Ellins, Amy Black, Kevin Keating and Jerry Haleva resigning from all positions with our company and each of its subsidiaries, (b) a reduction in the size of our board of directors to three directors, (c) Richard Kall’s appointment as our Chief Executive Officer and election to our board of directors as Chairman, and (d) the election of Richard Kall’s designee to our board of directors.
On October 13, 2008, each of Kevin Keating and Jerry Haleva resigned from our board of directors. On October 15, 2008, Craig Ellins resigned as the Chairman of our board of directors, our Chief Executive Officer and President, and from all other officer positions held with our company and each of our subsidiaries, and Amy Black resigned as the President of VMdirect and from all other officer positions held with our company and each of our subsidiaries. Mr. Ellins also resigned as the Co-Manager of VM Investors. On October 15, 2008, our board of directors also adopted resolutions reducing the size of our board of directors to three directors, appointing Richard Kall as our Chief Executive Officer and electing Richard Kall as the Chairman of our board of directors. Prior to the transactions contemplated under the Framework Agreement, Craig Ellins, as our then Chairman of the Board, Chief Executive officer and President, and as then Co-Manager of VM Investors, exercised, with our board of directors and our other executive officers, operational control over our company, and with the consent of Richard Kall, voting control. As a result of the transactions consummated under the Framework Agreement, Richard Kall, as the sole Manager of VM Investors and the beneficial owner of a majority of the outstanding shares of our common stock, exercises voting control over our company. In addition, as our Chairman and Chief Executive Officer, Richard Kall exercises, with our board of directors and our other executive officers, operational control over our company.
Principal Market
On February 13, 2009, quotation of bid and ask prices for shares of our common stock commenced on the OTC Bulletin Board under the symbol “DGFX.” From August 23, 2007 through February 12, 2009, our common stock traded on the NYSE Alternext US Exchange (“AMEX”) under the symbol “DXN.” Prior to August 23, 2007, bid and ask prices for shares of our common stock were quoted on the OTC Bulletin Board under the symbol “DFXN.”
Business of DigitalFX International, Inc.
General Overview
We are a direct selling company offering streaming video via enhanced email service, live webcasting tools, and video on demand capabilities through a network of independent distributors. As such, we are the only company in the marketplace combining Web 2.0 applications as the products, and a multi-tiered system as the sales force. Based in Nevada, our distribution network spans over 17 countries, yet most of our revenues currently are derived from the U.S. market.
Starting in fiscal 2009, we shifted our product focus to internet marketing products for small business users, and in March 2009 we intend to launch the CommF5 Suite (“F5”) product line which will enable our users to easily create and distribute email marketing campaigns at an affordable price. F5 is powered by technology provided by AttainResponse, LLC, a Colorado based company (“AttainResponse”). In December 2008, we acquired an option to purchase up to 48 percent of AttainResponse. AttainResponse’s technology will be sold exclusively through our company.
In 2006, VMdirect, the predecessor of our company and today one of our subsidiaries, went through a reverse merger to create DigitalFX International, Inc. as a publicly traded holding company for three business divisions (VMdirect—product subscriptions for Affiliates, helloWorld—retail social networking product; and FirstStream—product subscriptions for small and medium sized businesses, which will shortly be replaced by the F5 product). From 2003 through 2006 we attained a significant level of growth primarily because free online video postings (YouTube, MySpace, FaceBook, etc.) were not prevalent and video mail was a relatively new application. This growth pattern was reversed due to competition and to mismanaged product launches in late 2006, throughout 2007 and most of 2008. Our Affiliate and customer base continued to decline as we struggled to stabilize our product offerings. In an effort to turn revenues around, we went through a complete management and products overhaul during the fourth quarter of 2008.

Today we are headed by Richard Kall, an icon in the direct marketing industry, who has the support of a team of industry experts. Holding the positions of Chief Executive Officer and Chairman of our board of directors, Mr. Kall is also the manager of our majority shareholder and has recently invested a substantial amount of cash which enabled us to restructure our external debt.
Our new management team, having determined that we previously lacked the appropriate focus and execution and had missed out on various opportunities in our targeted markets, immediately put in place, and is now executing, a much more focused plan based on its many years of experience in direct marketing, internet video, technology, strategic alliances, financial markets, and Web 2.0 applications development.
Our plan to grow our business focuses on five key strategies:
•	Narrow focus on market niches where operations will generate positive cash flow and be economically feasible by setting attainable profitability targets;

•	Increase shareholder value;

•	Strengthen Affiliate compensation;

•	Provide unique and complete business tools to our Affiliates; and

•	Provide world class products.
In addition, in fiscal 2009 we ceased our marketing efforts to become a video based social network and shifted our focus to providing video enabled Web 2.0 communication tools to small businesses and organizations.
Market Opportunity
We are positioned in two markets: the rapidly expanding digital communications and email marketing businesses and the direct selling business.
Streaming Media Industry
The Aberdeen Group forecasted the streaming media industry to grow to $12 billion in 2008, up 500% from $2 billion in 2004. The market for our services is rapidly evolving and growing. Digital communications and streaming media are areas of high interest, dominating both the consumer and financial press. According to Forrester Research, over 1 billion videos were viewed online in 2007, and over 3 billion people will be communicating online by 2009. We expect that the annual rate of growth of adoption of streaming media tools in 2009 will exceed 2008 as more users become comfortable with this technology, the Internet and personal computer usage.
Email Marketing Industry
Because of its affordability and high rate of success, email marketing campaigns are quickly becoming the preferred, cost-effective method of choice for businesses to market and advertise. According to the Direct Marketing Association (2005), email marketing delivered the highest return on investment as compared to other advertising vehicles: $57.25 for every dollar spent in 2005 as compared to $14.60 for direct mail and $9.71 for telemarketing.
The email campaign marketing industry is also experiencing rapid growth. According to a 2008 annual survey by Datran Media, 82.4% of companies responded that their company was likely to increase its usage of email marketing in 2008 as compared to 2007. In addition, this survey also revealed that 67% of the respondents prefer email as a communications channel over other online vehicles and 65% believe this will continue to be the case in five years.
Direct Selling Industry
The direct selling market is a multi billion dollar industry dominated by companies such as Amway, Avon, NuSkin, Herbalife etc. As global economic conditions have deteriorated significantly over 2008 and 2009, consumer confidence and spending have declined drastically and the global credit crisis has limited access to capital for many companies. While we are not immune to contractions in consumer spending, we believe that direct selling companies will benefit from the nature of their distribution model if there is strong execution around a sound product and opportunity initiative. As a direct selling company, we offer a direct selling opportunity that allows an individual to supplement his/her income by selling our products and building a sales organization to market and sell our products. As the economy and the labor market decline, we find that there can be an increase in the number of people interested in becoming distributors in order to supplement their income. We believe that this increase in interest in our direct selling opportunity coupled with the strong marketing appeal of the email marketing campaign technology will help us reinvigorate our business in these difficult economic conditions. However, if the economic problems continue for an extended period of time, or if they continue to worsen, we expect that we could see a negative impact on our business as distributors may have a more difficult time selling products and finding new customers.

Our Revenue and Distribution Model
Revenues continue to be generated exclusively by members of our Affiliate network who sell our applications to other retail customers or other Affiliates, and who are paid commissions on a monthly basis based on a well defined compensation plan. All together, we currently pay approximately 40-42% of our gross revenues in commissions to our independent sales force, in lieu of advertisement and distributor commissions or mark ups paid by other technology companies who sell their wares through traditional channels. Since 2003, total payments to Affiliates exceeded $25 million.
Currently, the primary source of subscribers for our applications is our Affiliate network, accessed through our website, www.vmdirect.com, our consumer website, www.helloWorld.com and the viral nature of our products. With our marketing strategy, which is based on a commission structure encouraging the expansion of the number of our marketing Affiliates, and the ease of use of our products — designed to simplify the creation and management of digital media — we expect to simplify the digital lives of millions of subscribers on a global basis. We currently market our products on the Internet and maintain Affiliates in the United States, U.S. Virgin Islands, Puerto Rico, Guam, Canada, the United Kingdom, Mexico, Australia, New Zealand, Ireland, Spain and Germany.
We intend to continue to grow our business mainly through the introduction of the F5 email campaign product and by offering ancillary products and services through the Affiliate network.
Our Products
DigitalFX Studio (“Studio”) (to be replaced by F5 in March 2009)
helloWorld.com is a web portal currently utilizing a commercial-free, subscription-based application service provider model through which customers create a personal profile highlighted by their digital content as well as access our wide spectrum of streaming video content and utilize an integrated suite of consumer-oriented streaming media applications, including video email, video chat and live web-casting. Through the portal, users are able to access their personal digital media vaults as well as other user-generated content (music, videos, photos submitted by other members) and can utilize the community tools to search for other members.
Video Mail is a web-based email client with streaming media options that allow users to create or reply with embedded video messages. The videos can be delivered in multiple media formats ensuring higher delivery rates than ever before. Each email account comes with: a private video vault for storing and managing videos; the ability to upload custom graphics and videos; and the option to cut-and-paste video on demand onto external websites.
Video IM is a video-enabled instant messenger tool that allows users to send real-time streaming video to anyone that has agreed to join their contact list.
Live Webcasting is an easy-to-use webcasting tool that allows a user to broadcast live over the Internet to one or many simultaneous viewers, and be able to offer their broadcast as private, public or pay-per-view.
To support our customers and Affiliates, we have developed a complete line of video tutorials and maintain a technical support desk. Additionally, our marketing staff and account executives assist Affiliates in becoming more effective in the areas of marketing and sales.

New F5 Product (expected March 2009)
We intend to shortly launch multiple versions of F5, which will replace all previous products and will enable commercial users to create media e-mail campaigns similar to ConstantContact and VerticalResponse but include a much more complete and robust set of features and benefits.
We anticipate rapid growth with the launch of F5 as it has a major competitive advantage in the marketplace due to the following factors:
None of our competitors currently offer an Internet marketing platform that is as robust and complete. Businesses, Internet Marketers, non-profit organizations and associations of all kinds would have to use a variety of services and applications to accomplish what F5 provides in one single solution. A partial list of F5 functionality includes:
•	Integrated video and audio creation, playlists, picture galleries, media storage and media publishing;

•	Full email client with video, audio, and template integration for individual follow up;

•	Contact list manager;

•	Lead capture;

•	Auto-responder;

•	Customized template creation; and

•	Email delivery reporting and analytics.
Upon the launch of F5, Affiliates will earn commissions in the following three ways:
•	Selling the opportunity (i.e., signing up new Affiliates);

•	Selling the F5 commercial product directly to businesses, non-profit organizations and all types of associations (expected in March 2009); and

•	Selling the F5 consumer product (i.e., helloWorld).
Customers
No individual customer accounted for a material portion of our revenue during the past two years. At December 31, 2008, we had approximately 13,000 active customers as compared to approximately 28,000 at December 31, 2007.
We aim to provide worldwide customers with industry leading product and technical support services through our highly trained customer support personnel located in Las Vegas, Nevada. Our support services include phone, email and live chat communication and offer technical assistance with system issues or interruptions, bug fixes, telephone support and user information for upgrades or enhancements of particular software product releases when and if they become generally available. In addition to our customer support personnel, we provide a comprehensive evolving knowledge base and conduct quality audits of our products and services and training information. We also support our Affiliate network in all aspects of the VMdirect business opportunity.

All Affiliates and customers have access to the VMdirect or helloWorld customer support website that provides the latest product information, general service updates and up-to-date knowledge base articles. The customer support websites also provide electronic forms for opening technical support incidents and feedback for suggesting product, service and company enhancements.
Competition
With respect to our current product offerings (i.e., www.helloWorld.com), we compete against well-capitalized streaming media and Internet companies as well as many smaller companies. The market for our products and services is highly competitive. The streaming media sector is evolving and growing rapidly, and companies are continually introducing new products and services. Some of our current competitors have larger user bases, longer operating histories, higher brand recognition, and greater financial resources than we have.
We believe the streaming media solutions we offer are comparable and in many cases superior to those offered by our competitors because in addition to having superior picture quality, our primary product (www.helloWorld.com) allows users to upload any format of video and transcode it into a range of commonly used video formats to ensure that the video can be properly viewed. In addition to our products and services, we have a knowledgeable and attentive customer support team as well as dedicated account managers who focus on the needs of our customer and Affiliate base.
Competitive parameters include the range of our product offerings, the performance and quality of our products and services, the reliability of our infrastructure, our expertise and experience in streaming media technology, our scalability and capacity, ease of use, the price of our services, and the level of customer support.
Although we do not currently compete against any one entity with respect to all of the features of our services, we do compete with numerous companies with respect to specific elements. These elements encompass five primary markets: streaming media, social networking, on-demand collaboration, digital media management and self-generated media publishing. In the realm of streaming media services aimed at the consumer and small business marketplace, our competitors consist of numerous companies including Easystream, Playstream, Co-Video Systems and SightSpeed. In the domain of streaming media services targeted to mid-size and large enterprises, our competitors will include Akamai, VitalStream and Savvis, along with a number of smaller private companies. With respect to social networking, our helloWorld site and its features compete with broader social networking and Internet sites that include MySpace.com and FaceBook.com. With respect to on-demand collaboration, we compete with WebEx and Radvision. In the realm of digital media management, we compete with thePlatform and Virage. In the realm of self-generated media publishing, we compete with such companies as YouTube and Flickr.
Our new email marketing campaign product, F5, which is expected to launch in March 2009, will compete with existing email marketing companies like Constant Contact, VerticalResponse, and iContact. Our email marketing campaign product differentiates itself from these competitors as it offers a unique package of functionality including integrated video and audio creation, rich media storage and management, robust email client with integrated video and audio as well as templates for follow up on individual leads, contact list manager, lead capture, auto-responder, customized template creation, email delivery reporting and analytics, and rich media publishing for websites and email campaigns.
In addition, as a direct selling company, we compete with other direct selling organizations, some of which have a longer operating history and higher visibility, name recognition and financial resources than we do. These competitors may be able to attract customers more easily because of their financial resources and, awareness in the market and free subscriptions because of advertising revenue. Our larger competitors can also devote substantially more resources to business development and may adopt more aggressive pricing policies. We compete for new distributors on the strength of our multiple business opportunities, product offerings, global compensation plan, management, and our international operations. In order to successfully compete in this market and attract and retain distributors, we must maintain the attractiveness of our business opportunities to our distributors.

Trademarks, Domain Names and other Intellectual Property
Our intellectual property is comprised of several elements: technology, know-how, and marketing intangibles.
Our technology platform rested until recently on licenses to use Web 2.0 video streaming solutions and applications on an exclusive basis in our field of use (social networking, network marketing etc.) from our current supplier, RazorStream, LLC, a company controlled by VM Investors, our majority shareholder, which is in turn managed by Richard Kall, our Chairman and Chief Executive Officer (“RazorStream”), and starting April, 2009, on yet to be executed worldwide exclusive licenses to video streaming, video mail and e-marketing campaign technologies that are being developed for us by AttainResponse. This technology will position us as a leading supplier of e-marketing tools to small and medium size businesses. While we do not currently own or develop the technologies which underlie our products, we have developed proprietary tools and systems to enable integration of the core technologies into billing systems, online applications and tutorials and will continue to seek integration or acquisitions of technologies that are synergetic to our products.
Our know-how includes over 6 years in network marketing expertise and a committed group of leaders and affiliates who have mastered the art of network marketing and who will emerge as the engine for a reinvigorated company. We have managed to weather several problematic cycles of product launches in the very competitive technology world and believe that we possess considerable expertise and know-how in combining promotion of technology products and old fashioned multi tier sales. To wit, we are not aware of any other multi tier company in the marketplace selling web 2.0 applications, and believe that the entry cost into this niche might deter competition.
Our marketing intangibles can be divided into several sub-groups: the stature of Richard Kall (our Chief Executive Officer and Chairman), our committed affiliate network and other property such as trademarks, domain names etc. Today we are headed by Richard Kall, an icon in the network marketing industry. Having been extraordinarily successful in other programs, Mr. Kall has emerged from retirement to lead our company to the next level and beyond. The individual who previously created organizations with hundreds of thousands of affiliates is now our new leader and mentor, ready and willing to participate in the evolution of our company.
The Affiliate network is a dynamic body of individuals who share our vision about connecting people and enabling very focused e-marketing campaigns. By sharing our gross revenues with our network, we have created a dedicated sales force that replaces the traditional advertising, sales and marketing expense items of other technology companies. This group of individuals is a valuable intangible asset of our company. And to ensure seamless communications with this valuable asset, we have brought in several multi tier marketing consultants to assist us in crafting our relations with our network.

Our registered intellectual property is primarily in the form of trademarks and domain names. As a result of the transition from the old management to the new management we are conducting a system wide review and retrieval of trademarks and domain names that were held or administered by previous management. We have registered the VMdirect® and Video Says It Better® trademarks with the United States Patent and Trademark Office and have filed applications for the registration of the trademarks helloWorld™, Connecting People, Changing Lives™, and Digital Life Made Simple™. By the second quarter of 2009, we expect to acquire all rights to the www.vmdirect.com, www.firststream.com, www.helloWorld.com and www.digitalfxsolutions.com domain names.
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
We will continue to expand the VMdirect, helloWorld and our proprietary trademarks, domains and software. At present, our new technology enabling e-marketing is being marketed under the code name F5 but we plan on re-branding the new product line by the end of 2009 under a trade name that can generate brand equity in the long run.
Product Development
We conduct continuing product development to support and expand our product offerings internally, as well as through the use of third party services. We spent $647,000 on product development in 2008 primarily on the improvement of existing and development of new features. Our spending in 2009 will focus on the successful integration of the F5 product and other product enhancements.
Seasonality
We experience seasonality in our business in specific months during the year. December and July are historically lower, as Affiliates are focused on family holidays and vacations. We expect this trend to continue.
Employees
As of March 19, 2009, we had 36 full-time employees and 3 full-time on-site consultants all located in Las Vegas, Nevada. Since inception, we have never had a work stoppage, and our employees are not represented by a labor union. We consider our relationships with our employees to be positive.

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
Nevada Law. Since we are based in Nevada, we operate under a new Nevada law requiring businesses to encrypt customer personal information during transmission (see Nev.Rev.Stat. §597.970 (2005)). Specifically, the Nevada encryption statute prohibits a business in Nevada from transferring “any personal information of a customer through an electronic transmission,” except via facsimile, “unless the business uses encryption to ensure the security of electronic transmission. The law became effective on October 1, 2008 and has several unclear provisions.
The “personal information” covered by the Nevada encryption law is the same information that is subject to that state’s security breach notification law, namely: “a natural person’s first name or first initial and last name in combination with any of the following: (a) social security number or employer identification number; (b) driver’s license number or identification card number; or (c) account number, credit card number or debit card number, in combination with any required security code, access code or password that would permit access to the person’s financial account.”
The Nevada encryption law does not define a “customer.” Because neither the “personal information” nor the “customer” covered by the Nevada encryption law is limited with respect to a Nevada resident, the law could be interpreted as applying to a covered entity’s transmission of “any personal information of a customer,” regardless of location. For instance, the law could cover arguably transmission of personal data from Australia to the U.K., even though our company has not experienced an unauthorized access or acquisition of our customer information (and thus has not been subject to Nevada’s breach notification law).
While certain functions and parts of our operations already use encryption to maintain data security, we have further implemented a compliance initiative to ensure that we will be conducting our business in a fashion which will not violate the Nevada data security law. If needed, we may apply for a ruling from the State of Nevada.
CAN — SPAM Act. Since our Affiliates are engaged in the distribution of video mails and email campaigns, some of which might be used to promote our or other commercial products or services, we are in the process of instituting a well defined policy and training system to advise, alert and monitor all users in regards to compliance with the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act. The system will include policies and practices, a permission-based email marketing model and anti-spam policy, applying high standards to all of our customers, including non-profits and political organizations, whether or not they are covered by the CAN-SPAM Act.
The CAN-SPAM Act, which became effective January 1, 2004, covers email sent for the primary purpose of advertising or promoting a commercial product, service, or Internet web site. The Federal Trade Commission is primarily responsible for enforcing the CAN-SPAM Act, and the Department of Justice, other federal agencies, State Attorneys General, and ISPs also have authority to enforce certain of its provisions.

The CAN-SPAM Act’s main provisions include:
•	Prohibiting false or misleading email header information;
•	Prohibiting the use of deceptive subject lines;
•	Ensuring that recipients may, for at least 30 days after an email is sent, opt out of receiving future commercial email messages from the sender, with the opt-out effective within 10 days of the request;
•	Ensuring that recipients may, for at least 30 days after an email is sent, opt out of receiving future commercial email messages from the sender, with the opt-out effective within 10 days of the request;
•	Requiring that commercial email be identified as a solicitation or advertisement unless the recipient affirmatively permitted the message;
•	Requiring that the sender include a valid postal address in the email message; and
•	Prohibiting unlawful acquisition of email addresses.
Violations of the CAN-SPAM Act’s provisions can result in criminal and civil penalties, including statutory penalties that can be based in part upon the number of emails sent, with enhanced penalties for commercial emailers who harvest email addresses, use dictionary attack patterns to generate email addresses, and/or relay emails through a network without permission. In addition, the CAN-SPAM Act gives consumers the right to require emailers to stop sending them commercial email.
Our customers may be subject to the requirements of the CAN-SPAM Act, and/or other applicable state or foreign laws (such as the rule in the E.U.) and regulations affecting email marketing. If our customers’ email campaigns are alleged to violate applicable email laws or regulations and we are deemed to be responsible for such violations, or if we were deemed to be directly subject to and in violation of these requirements, we could be exposed to liability.
Our standard terms and conditions require our customers to comply with laws and regulations applicable to their email marketing campaigns and to implement any required regulatory safeguards.
We intend to take additional steps to facilitate our customers’ compliance with the CAN-SPAM Act, including the following:
•	new customers signing up for our services must agree that they will send email through our service only to persons who have given their permission;
•	when an email contact list is uploaded, the customer must certify that it has permission to email each of the addressees;
•	when an individual indicates that they want to be added to a mailing list, they may receive a confirmation email and may be required to confirm their intent to be added to the contact list, through a process called double opt-in; and
•	for customers with large email address lists, we conduct list review interviews to verify that the list is properly acquired and permission-based and that the proposed messages meet our content standards. Initial campaigns using such lists are conducted in stages, so that we can terminate the campaign early if the list generates an unusually high number of complaints.

Other. We conduct our international VMdirect operations in Australia, Canada, Mexico, New Zealand, Spain, Germany, Ireland and the United Kingdom. We have not been affected in the past by any of the potential political, legal or regulatory risks identified above. While we do not consider these risks to be material in the foreign countries in which we currently operate, they may become material risks in other countries where we may expand our business.
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
ITEM 1A. Risk Factors.
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
Risks Related to Our Business
We will need additional funding to support our operations and capital expenditures. Such funds may not be available to us, which lack of availability could reduce our operating income, product development and enhancement efforts and future business prospects.
While we have historically funded our working capital needs through operations, the sale of equity and debt interests and through capital contributions from related parties, we will need additional capital to fund our operations, pursue business opportunities (such as acquisitions of complementary businesses and the introduction of new products), react to unforeseen difficulties and/or respond to competitive pressures. If our capital resources prove insufficient, we will need to raise additional funds. We currently have no committed sources of additional capital, and there can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to existing shareholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of the implementation of our business strategy. This limitation would impede our growth and could result in a contraction of our operations, which would reduce our operating income, product development and enhancement efforts and future business prospects.

We may be unable to continue as a going concern if we do not successfully raise additional capital or if our sales decrease substantially.
If we are unable to successfully raise the capital we need, or experience significant reductions in sales, we may need to reduce the scope of our business to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations. As discussed in Note 1 in the Notes to the Consolidated Financial Statements, we have incurred losses from operations in the prior two years and have a working capital deficiency. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our auditors have included in their report on our financial statements for the year ending December 31, 2008 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. While we believe that the recent change in our management will result in our return to profitable operations through our new product offerings and cost cutting practices, there can be no assurances that we will be successful in these efforts or will be able to eliminate our working capital deficit or operating losses.
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
Currently, our primary business is the sale of our Studio suite of products to our Affiliates. Our future success depends, in part, on our ability to expand our product and service offerings. To that end we have engaged in the process of identifying new product opportunities to provide additional products and related services to our customers, and intend to launch F5 in March 2009. The process of identifying and commercializing new products is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We may have to commit significant resources to commercializing F5 and other new products before knowing whether our investments will result in products the market will accept. Furthermore, we may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and a reduction in net sales and earnings.
The success of F5 and other new products depends on several factors, including proper new product definition, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

While we previously achieved an operating profit, we have a history of operating losses and there can be no assurance that we can achieve, maintain or increase profitability.
While we previously achieved operating profits, we did not achieve an operating profit for the year ended December 31, 2008, and we have a history of operating losses. Given the competitive and evolving nature of the industry in which we operate, the technical difficulties we experienced with version 5.0 of the Studio suite of products, and potential technical difficulties we may encounter in the future, we may not be able to achieve, sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds. In addition, to the extent we introduce new products that are not accepted by the market, we would continue to experience operating losses.
We may not be able to effectively manage our growth.
Our strategy envisions growing our business. To date, our growth has been derived primarily from the growth of our multi-tiered Affiliate base and we intend to continue to employ this growth strategy. To manage anticipated growth, we plan to expand our technology to handle increasing volume on our websites and to expand our administrative and marketing organizations to accommodate larger numbers of our Affiliates. We must also effectively manage our relationships with the increasing number of retail customers/users of our products. We will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. In addition, we have gone through a complete restructuring of senior management and our new management is focused on turning our company around. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. We cannot assure you that we will be able to:
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

We are presently planning a launch of F5 to replace our core technology. We may experience interruptions in service while we are integrating the new service or a period of instability if the new technology cannot be scaled up.
Eighty-three percent of our revenues for the year ended December 31, 2008 have been derived from sales of our products and services to our Affiliates, and our future success depends on our ability to grow our Affiliate base, as well as to expand our retail subscriptions and initiate advertising revenue.
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
Our services are currently priced in local currency in most foreign markets. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We do not currently engage in hedging activities or other actions to decrease fluctuations in operating results due to changes in foreign currency exchange rates, although we may do so when the amount of revenue obtained from sources outside of the United States becomes significant.

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
We are also subject to the provisions of the CAN-SPAM Act which establishes requirements for commercial email and specifies penalties for commercial email that violates the CAN-SPAM Act. In the event that F5 or our Studio suite of products are determined to violate the CAN-SPAM Act, our business would be adversely affected through the reduction of sales and revenues and the resulting penalties would adversely affect our operating results.
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
The digital communications, email marketing and the multi tier industries are highly competitive. Our future growth and financial success depend on our ability to further penetrate and expand our user base, increase our affiliate base, recruit leaders to our program, as well as our ability to grow our revenue models. Our competitors, in several instances, possess greater resources than we do and in many cases are owned by companies with broader business lines. There can be no assurance that we will be able to maintain our growth rate or increase our market share in our industry at the expense of existing competitors.

We may not be able to adequately protect our intellectual property rights which would affect our ability to compete in our industry.
Our intellectual property relates to the initiation, receipt and management of digital communications and our dedicated body of affiliates who distribute our technology products. We rely in part on trade secret, unfair competition, trade dress and trademark law to protect our rights to certain aspects of our intellectual property, including our software technologies, domain names and recognized trademarks, all of which we believe are important to the success of our products and our competitive position.
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
There can be no assurance that we will be able to maintain the loyalty of our affiliates, or any size of an organization, or to avoid the attempts by other companies to raid our network. We are very protective of our proprietary systems and ideas and have acted swiftly to ensure that the integrity and secrets of our company are kept in confidence.
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
Our management team had limited experience managing the reporting requirements of the federal securities laws prior to serving as our executive officers. Management will be required to implement appropriate programs and policies to comply with existing disclosure requirements and to respond to increased reporting requirements pursuant to Section 404 of the Sarbanes-Oxley Act. These increased requirements include the preparation of an internal report which states the responsibility of management for establishing and maintaining an adequate internal control structure and procedures for financial reporting and containing an assessment, as of the end of each fiscal year, of the effectiveness of the internal control structure and procedures for financial reporting. Management’s efforts to familiarize itself with and to implement appropriate procedures to comply with the disclosure requirements of the federal securities laws could divert its attention from the operation of our business. Management’s failure to comply with the disclosure requirements of the federal securities laws could lead to the imposition of fines and penalties by the SEC.
If we are not able to respond to the adoption of technological innovation in our industry and changes in consumer demand, our products will cease to be competitive, which could result in a decrease in revenue and harm our business.
Our future success will depend, in part, on our ability to keep up with changes in consumer tastes and offer seamless compatibility with other systems or applications offered by industry leaders, and our continued ability to differentiate our products through implementation of new technologies. We may not, however, be able to successfully do so, and our competitors may be able to implement new technologies at a much lower cost. These types of developments could render our products less competitive and possibly eliminate any differentiating advantage that we might hold at the present time.

Other Risks Related to an Investment in Our Common Stock
There is limited trading, and consequently limited liquidity, of our common stock.
Prior to August 23, 2007, bid and ask prices for shares of our common stock were quoted on the OTC Bulletin Board under the symbol “DFXN.” From August 23, 2007 through February 12, 2009, our common stock was traded on AMEX under the symbol “DXN.” On February 13, 2009 our common stock resumed quotation on the OTC Bulletin Board under the symbol DGFX.” Although our common stock is quoted on the OTC Bulletin Board, there is limited trading of our common stock and our common stock is not broadly followed by securities analysts. The average daily volume of our common stock as reported on AMEX for the year ended December 31, 2008 was approximately 14,000 shares. Consequently, shareholders may find it difficult to sell shares of our common stock.
While we are hopeful that we will command the interest of a greater number of investors and analysts, more active trading of our common stock may never develop or be maintained. More active trading generally results in lower price volatility and more efficient execution of buy and sell orders. The absence of active trading reduces the liquidity of our common stock. As a result of the lack of trading activity, the quoted price for our common stock on the OTC Bulletin Board or the AMEX is not necessarily a reliable indicator of its fair market value. Further, if our common stock ceases to be quoted, holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.
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
Upon the effectiveness of any registration statement that we may file with respect to the resale of shares held by our shareholders, a significant number of our shares of common stock may become eligible for sale, or, as specified below, these shares could be sold without any restrictions pursuant to other exemptions under the securities laws. The sale of these shares could depress the market price of our common stock. Sales of a significant number of shares of our common stock in the open market could harm the market price of our common stock. A reduced market price for our shares could make it more difficult to raise funds through future offerings of common stock.
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
Economic and market conditions affecting certain of the large equity funds which purchased securities in our company upon and following the November 30, 2007 PIPE transaction could result in large blocks of shares of our common stock being sold into the market, thereby causing decreasing stock prices.
The sale of securities by us in any equity or debt financing could result in dilution to our existing shareholders and have a material adverse effect on our earnings.
Any sale of common stock or convertible preferred stock by us in a future private placement offering could result in dilution to the existing shareholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth, by acquiring complementary businesses, by acquiring or licensing additional brands, or by establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our shareholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our earnings and results of operations.
We have not paid dividends in the past and do not expect to pay dividends on our common stock for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock.
We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends to our common stockholders in the foreseeable future. In addition we are not permitted to pay dividends on our common stock unless full cumulative dividends have been or contemporaneously are declared and paid on our Series A 12% Cumulative Convertible Preferred Stock. The holders of Series A 12% Cumulative Convertible Preferred Stock are also entitled to receive dividends, on a pari passu basis with the holders of our common stock, with the amount of such dividends to be distributed to the holders of Series A 12% Cumulative Convertible Preferred stock based on the number of shares of our common stock into which their shares of Series A 12% Cumulative Convertible Preferred Stock are then convertible. We intend to pay quarterly dividends on the Series A 12% Cumulative Convertible Preferred Stock as permitted under Florida Law.

Our payment of any future dividends to common stockholders will be at the discretion of our board of directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans, senior dividend preferences and the terms of any credit agreements that we may be a party to at the time. To the extent we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if and to the extent our common stock price appreciates, which may never occur. In addition, investors must rely on sales of their common stock after price appreciation as the only way to realize their investment, and if the price of our common stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not purchase our common stock.
Our officers, directors and principal shareholders, controlling approximately 53% of our outstanding common stock, and 100% of our Series A 12% Cumulative Convertible Preferred Stock, can exert significant influence over us and may make decisions that are not in the best interests of all shareholders.
Our officers, directors and principal shareholders collectively control approximately 53% of our outstanding common stock and 100% of our Series A 12% Cumulative Convertible Preferred Stock. As a result, these shareholders will be able to affect the outcome of, or exert significant influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock and Series A 12% Cumulative Convertible Preferred Stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.
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
ITEM 1B. Unresolved Staff Comments.
Not applicable.

ITEM 2. Properties.
Our principal executive offices are located at 3035 East Patrick Lane, Suite 9, Las Vegas, Nevada 89120. Our telephone number is (702) 938-9300. It is from this facility that we conduct all of our executive and administrative functions. We utilize approximately 11,000 square feet and pay approximately $18,000 per month pursuant to the governing lease agreement, which expires in January, 2010. Our facility is in good repair and is suitable for our current needs.
ITEM 3. Legal Proceedings.
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Except as is described below, we are not currently party to any material legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.
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

On November 20, 2008, following several motions, pleadings, meetings, hearings, and determinations, VMdirect and DigitalFX Solutions dismissed their complaint against the former Affiliate. Trial on the former Affiliate’s cross-complaint is currently set for May 18, 2009. Various motions in connection with this proceeding are also pending. Management believes there exists no basis for the former Affiliate’s claims and intends to defend this matter vigorously. In the event our management’s assessment of the case is incorrect, or the former Affiliate actually obtains a favorable judgment for the claimed damages, the economic impact on us would be insignificant and would not materially affect our operations.
Mr. Mickey Elfenbein served as our Chief Operating Officer from September 17, 2007 through October 17, 2008. Mr. Elfenbein was party to an employment agreement with us pursuant to which Mr. Elfenbein received base compensation at an annual rate of no less than $250. The employment agreement had a term of three years subject to automatic one-year renewals unless either party provided 120 days prior written notice to the other of non-renewal. If we were to terminate Mr. Elfenbein’s employment for any reason other than for cause (as defined in the employment agreement), his death or his permanent disability, or if Mr. Elfenbein terminates his employment due to a constructive termination (as defined in the employment agreement), we are required to pay Mr. Elfenbein his then current base salary for a period of 12 months, and to continue his benefits (covering Mr. Elfenbein and his family) for the same period, unless Mr. Elfenbein commences other employment pursuant to which he receives comparable benefits. On October 17, 2008, we terminated our relationship with Mr. Elfenbein, and we continue to negotiate the terms of Mr. Elfenbein’s separation. On March 14, 2009 we received an arbitration notice and believe the matter will be settled through arbitration. We believe that we had cause to terminate Mr. Elfenbein, and that no further amounts are due or payable to him.
ITEM 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of our shareholders in the quarter ended December 31, 2008.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
On February 13, 2009, quotation of bid and ask prices for shares of our common stock commenced on the OTC Bulletin Board under the symbol “DGFX.” From August 23, 2007 through February 12, 2009, our common stock traded on AMEX under the symbol “DXN.” Prior to August 23, 2007, bid and ask prices for shares of our common stock were quoted on the OTC Bulletin Board under the symbol “DFXN.” The following table sets forth, for the periods indicated, the high and low bid information for our common stock, as determined from quotations on the OTC Bulletin Board and AMEX. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Year Ended December 31, 2008
First Quarter	$1.84	$0.50
Second Quarter	$1.04	$0.31
Third Quarter	$0.70	$0.12
Fourth Quarter	$0.43	$0.07

Year Ended December 31, 2007
First Quarter	$5.50	$2.50
Second Quarter	$6.25	$2.69
Third Quarter	$5.10	$2.75
Fourth Quarter	$3.60	$1.20
On March 19, 2009, the closing sales price of our common stock as reported on the OTC Bulletin Board was $0.25 per share. As of March 19, 2009, there were approximately 164 record holders of our common stock. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.
Dividend Rights
Subject to preferences that apply to shares of preferred stock outstanding at the time, the holders of outstanding shares of our common stock are entitled to receive dividends out of funds legally available at the times and in the amounts that our board of directors may determine. We have never paid dividends on our common stock and have no current plan to pay any dividends. We intend to retain our future earnings to re-invest in our ongoing business.
On December 18, 2008, we filed Articles of Amendment of Articles of Incorporation with the Florida Secretary of State designating a new series of preferred stock consisting of 3,000,000 shares and known as Series A 12% Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). Each share of Series A Preferred Stock is entitled to receive cumulative dividends at the rate of 12% per annum, paid quarterly, as permitted under State of Florida law, on the original purchase price of $1.00. We are not permitted to pay dividends on our common stock unless full cumulative dividends have been or contemporaneously are declared and paid on the Series A Preferred Stock. The holders of Series A Preferred Stock are also entitled to receive dividends, on a pari passu basis with the holders of our common stock, with the amount of such dividends to be distributed to the holders of Series A Preferred stock based on the number of shares of our common stock into which their shares of Series A Preferred Stock are then convertible.

ITEM 6. Selected Financial Data.
Not applicable.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the fiscal years ended December 31, 2008 and 2007. All financial information that follows is that of our company, our company’s wholly-owned subsidiary VMdirect, LLC and VMdirect, LLC’s wholly-owned U.K. subsidiary, and our company’s wholly-owned Nevada and Ireland subsidiaries. The discussion and analysis that follows should be read together with our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.
Overview
We are a direct selling company offering streaming video via enhanced email service, live webcasting tools, and video on demand capabilities through a network of independent distributors. As such, we are the only company in the marketplace combining Web 2.0 applications as the products, and a multi-tiered system as the sales force. Based in Nevada, our distribution network spans over 17 countries, yet most of our revenues currently are derived from the U.S. market.
Starting in fiscal 2009, we shifted our product focus to internet marketing products for small business users, and in March 2009 we intend to launch the CommF5 Suite (“F5”) product line which will enable our users to easily create and distribute email marketing campaigns at an affordable price. F5 is powered by technology provided by AttainResponse, LLC, a Colorado based company (“AttainResponse”). In December 2008, we acquired an option to purchase up to 48 percent of AttainResponse. AttainResponse’s technology will be sold exclusively through our company.
In 2006, VMdirect, the predecessor of our company and today one of our subsidiaries, went through a reverse merger to create DigitalFX International, Inc. as a publicly traded holding company for three business divisions (VMdirect—product subscriptions for Affiliates, helloWorld—retail social networking product; and FirstStream—product subscriptions for small and medium sized businesses, which will shortly be replaced by the F5 product). From 2003 through 2006 we attained a significant level of growth primarily because free online video postings (YouTube, MySpace, FaceBook, etc.) were not prevalent and video mail was a relatively new application. This growth pattern was reversed due to competition and to mismanaged product launches in late 2006, throughout 2007 and most of 2008. Our Affiliate and customer base continued to decline as we struggled to stabilize our product offerings. In an effort to turn revenues around, we went through a complete management and products overhaul during the fourth quarter of 2008.
Today we are headed by Richard Kall, an icon in the direct marketing industry, who has the support of a team of industry experts. Holding the positions of Chief Executive Officer and Chairman of our board of directors, Mr. Kall is also the manager of our majority shareholder and has recently invested a substantial amount of cash which enabled us to restructure our external debt.
Our new management team, having determined that we previously lacked the appropriate focus and execution and had missed out on various opportunities in our targeted markets, immediately put in place, and is now executing, a much more focused plan based on its many years of experience in direct marketing, internet video, technology, strategic alliances, financial markets, and Web 2.0 applications development.
Our plan to grow our business focuses on five key strategies:
•	Narrow focus on market niches where operations will generate positive cash flow and be economically feasible by setting attainable profitability targets;

•	Increase shareholder value;

•	Strengthen Affiliate compensation;

•	Provide unique and complete business tools to our Affiliates; and

•	Provide world class products.
In addition, in fiscal 2009 we ceased our marketing efforts to become a video based social network and shifted our focus to providing video enabled Web 2.0 communication tools to small businesses and organizations.

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
Results of Operations
Year Ended December 31, 2008 Compared with Year Ended December 31, 2007 (in thousands, except for customer base data)
As described above, during 2008 we experienced a reversal in the growth of our affiliate base due to increased competition in the marketplace and lack of focus on our product offerings. While we made significant overhead reductions during the year, our 2008 results correlate directly to the decline in our customer base further hampered by significant non-cash, non-operating expenses related to the restructuring of our convertible notes, stock-based compensation and unrealized losses on investments made prior to the change in control.
The new management team that took over in the fourth quarter of 2008 is committed to a complete turnaround of our business through renewed focus and exciting new products geared towards the burgeoning email marketing industry. We anticipate strong performance from the F5 launch planned for March 2009 and we believe we will see a significant improvement in our financial position and results of operations in the second and third quarters of 2009.

The following table presents net revenue by category for the years ended December 31, 2008 and 2007.

	December 31,	December 31,
	2008	2007
Revenue:
Subscription fees for access plans and administrative tools	$10,810	$17,620
Affiliate business packages	1,897	4,128
Upgrades to business packages	330	1,074
Merchandise and shipping fees	409	419
Event and conference revenue	—	270

Total Revenue	$13,446	$23,511

Net revenues decreased $10,065 in 2008 or 43% to $13,446 from $23,511 in 2007. This decrease relates directly to the number of active customers.
The following is a breakdown of our active customer base as of December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
Affiliates	5,266	13,270
Retail subscribers	8,151	15,074

Total active customers	13,417	28,344

We strongly believe that with our new management team in place and shift in focus to internet marketing products, we will see substantial growth in our customer base in 2009 and beyond.
Gross Profit
As a percentage of sales, gross profit decreased from 82% of sales to 77% of sales from 2007 to 2008. This decrease relates to the lower margin realized on electronic component sales and the fixed component of the costs associated with maintaining our websites.
Commission Expenses
As a percentage of sales, commission expenses were 41% of sales for 2008 and 43% of sales for 2007. During the second and third quarters of 2008, commission expenses included a one-time charge for commissions paid to consultants for international marketing services. On an on-going basis, we expect commission expenses as a percentage of sales to stay in the range of 40%-42%.

Other Operating Expenses
The following table represents a breakdown of other operating expenses for the years ended December 31, 2008 and 2007. These comparisons are not necessarily indicative of future spending.

	2008	2007
Salaries, benefits and other compensation	$3,946	$4,182
Stock based compensation	1,061	563
Corporate expenses	993	1,422
Product development	647	1,356
International deployment and administration	432	1,023
Merchant fees	487	1,008
Marketing expenses	401	559
General and administrative	1,897	2,464

Total Other Operating Expenses	$9,874	$12,577

In 2008, while other operating expenses decreased by $2,703, or 21% from 2007, as a percentage of revenue, they represented 73% in 2008 versus 53% in 2007. We have taken significant steps to control costs and reduce overhead expenses. We have reprioritized a number of initiatives as we strive for simplification and product solidification. As such, we recently revised our personnel structure by reducing resources in non-core areas and enhancing personnel focused on the delivery of our new initiatives. We do not believe these revisions have inhibited growth or quality of services. In addition, we have decreased spending on other areas, including outside consultants, legal and international expansion. We expect that our other operating expenses will decrease as a percentage of revenue through these ongoing efforts.
Other expense, net increased in 2008 to $4,065 from $87 in 2007. This increase relates mainly to non-cash items, including the loss on extinguishment of debt of $2,528 and unrealized losses on investments of $856. Interest expense, net increased in 2008 from $111 in 2007 to $692 in 2008 due to interest paid on the convertible notes, which were outstanding a full year in 2008 and the amortization of debt financing costs and the beneficial conversion feature related to these notes.
Liquidity and Capital Resources (in thousands, except for share data)
Our cash requirements are principally for working capital. Historically, we have funded our working capital needs through operations, the sale of equity and debt interests and through capital contributions from related parties. We anticipate that we will continue to fund our working capital needs through these methods.
We will require additional external capital to fund our ongoing operations. While there are currently no definitive plans for debt or equity financing and we currently have no committed sources of external capital, we intend to vigorously pursue external financing options during the first half of 2009. There can be no assurance that external financing will be available to us, or if available, that it would be available on terms acceptable to us. If revenues do not increase to a level sufficient to operate our business of if we are unable to obtain acceptable external financing, we will have to make a determination as to how to continue our business.
The accompanying consolidated financial statements (see Item 8) have been prepared assuming we will continue as a going concern. We incurred a net loss of $9,838 and utilized cash in operating activities of $3,741 during the year ended December 31, 2008, and as of December 31, 2008 our current liabilities exceeded current assets by $764. These matters raise substantial doubt about our ability to continue as a going concern.
We believe that the recent change in the management will result in our return to profitable operations through our new product offerings (launch expected March 2009) and cost cutting practices. We will also continue to seek to finance future capital needs through various means and channels, such as issuance of long-term debt or sale of equity securities. However, there can be no assurances that we will be successful in this regard or will be able to eliminate our working capital deficit or operating losses.

The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.
For the year ended December 31, 2008, cash used by operating activities was $3,741 and consisted of net loss of $9,838. The net loss was offset by substantial non-cash items totaling $6,652, including loss on extinguishment of debt of $2,528, unrealized losses on investments of $856, stock option expense of $959 and stock issued for services totaling $517 and by changes in operating assets and liabilities.
For the year ended December 31, 2007, cash used by operating activities was $2,759 and consisted of net loss of $2,579, increased by non-cash items of $489 and by changes in other operating assets and liabilities.
Net cash used in Investing Activities during the year ended December 31, 2008 totaling $172 consisted of the exercise of warrants to acquire an interest in a company owned by our former Chief Operating Officer and his immediate family of $100 and capital expenditures on computer equipment and software licenses of 72.
Net cash used in Investing Activities during the year ended December 31, 2007 totaling $2,213 consisted of the purchase of investments totaling $1,691, the purchase of a convertible secured promissory note from a company owned by our former Chief Operating Officer and his immediate family of $225 and capital expenditures on computer equipment and software licenses of $297.
Net cash provided by Financing Activities during the year ended December 31, 2008 consisted of the proceeds from the issuance of convertible preferred stock to our Chief Executive Officer and Chairman, Richard Kall, of $2,000, repayment of convertible notes of $2,750, repayment of capital lease financing for our anti-spam program of $21 and proceeds from the exercise of stock options of $7.
Net cash provided by Financing Activities during the year ended December 31, 2007 consisted of the proceeds from the issuance of convertible notes of $6,482 and proceeds from the exercise of stock options of $47.
As fully described in Notes 9 and 10 in the Notes to the Consolidated Financial Statements, we are party to the following recent financing transactions:
•	In November 2007, we received $7,000 from institutional investors in exchange for senior secured convertible notes (“Notes”). In March 2008, the terms of the Notes were restructured and we returned $4,000 of the funds. We also issued an aggregate of 1,000,000 shares of our common to the investors in connection with the March 2008 restructuring. In October 2008, Richard Kall, our Chief Executive Officer and Chairman, purchased $350 of the Notes from the investors.
•	In December 2008, the Notes were further restructured and the remaining principal balance was reduced by $2,050 through a combination of 1) a $650 cash payment; 2) transfer of our shares of common stock in WoozyFly, Inc. valued at $800 and 3) our issuance to the investors of shares of our common stock valued at $600.
•	In December 2008, we designated and issued 2,000,000 shares of Series A Preferred Stock to Mr. Kall in exchange for $2,000.
•	In March 2009, Mr. Kall advanced the Company $200 for operating purposes. The terms of this financial instrument are currently being negotiated.

Our business benefits from low capital expenditure requirements. Our capital expenditures for 2009 are expected to primarily relate to enhancements for software applications.
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
Geographic Information
The breakdown of revenues generated by geographic region for the years ended December 31, 2008 and 2007 is as follows:

	December 31,	December 31,
	2008	2007

United States, Canada & Mexico	86%	90%
United Kingdom	3%	2%
Australia/New Zealand	6%	6%
Europe	5%	2%

	100%	100%

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
Allowances for subsequent customer returns of affiliate business packages are provided when revenues are recorded. Affiliate business packages returned within the first 7 days (effective November 2008) of purchase are generally refunded at 90 percent of the sales price (subject to terms and conditions in VMdirect’s policies and procedures guide). Returned products that were damaged during shipment to the customer are replaced immediately at our expense. On a monthly basis, we calculate a sales allowance which is an estimate of refunds for package returns that are within the 7-day time frame that have not yet been returned or processed. The estimate is based on an analysis of the historical rate of package returns using data from the four months preceding the date of measurement. We have found that this method approximates actual returns. Increases or decreases to the sales allowance are charged to revenue.
Monthly Subscriptions
We sell subscriptions for our internet-based studio suite of products through a unique multi-tiered affiliate program using non-related independent distributors, known as Affiliates. We also market subscriptions directly to retail customers who purchase them for their personal use. We recognize revenue when all of the criteria of SAB No. 104 referred to above are met, which is when the subscription is initiated, and then monthly based on an automatic renewal. Our services are provided immediately upon enrollment and continue until cancelled. The recurring subscription can be cancelled at any time in writing. If cancelled within the first 7 days after enrollment (effective November 2008), 90% of the fee is refunded, pro-rated for the number of days not used during the month (subject to terms and conditions in VMdirect’s policies and procedures guide). If a subscription is cancelled after the first month of service, a full refund is issued for the month if the cancellation is received in writing within 48 hours prior to the renewal billing date. No refund is issued if a subscription is cancelled more than 48 hours prior to the renewal billing date for the month. We record an allowance for subscription cancellations based on an analysis of historical data for the four months preceding the date of measurement. We apply a cancellation percentage to subscription revenue that is subject to cancellation within the first 7 days of enrollment or 48 hours prior to renewal date. The accuracy of these estimates is dependent on the rate of future cancellations being consistent with the historical rate. Increases or decreases to the sales allowance are charged to revenue.
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
In March 2008, the FASB issued SFAS No. 161 (FAS 161), “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FAS 133.” FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the implementation of FAS 161 to have a material impact on our consolidated financial statements.
We do not believe that the adoption of the above recent pronouncements will have a material effect on our consolidated results of operations, financial position, or cash flows.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements or financing activities with special purpose entities.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
DigitalFX International, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of DigitalFX International, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DigitalFX International, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations in the prior two years and has a working capital deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A. Weinberg & Company, P.A.
Los Angeles, California
March 17, 2009

DigitalFX International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,	December 31,
	2008	2007

Assets

Current assets:
Cash and cash equivalents	$664	$5,319
Accounts receivable	52	50
Inventories, net	295	849
Prepaid bandwidth charges, affiliate	—	51
Prepaid expenses and other assets	243	411
Deferred income taxes, net	—	45

Total current assets	1,254	6,725

Restricted cash	—	2,000
Investment in and convertible secured promissory note due from related party	—	225
Investments, net	169	1,102
Assets held for exchange	402	—
Deferred financing costs	100	961
Property and equipment, net of accumulated depreciation and amortization of $940 and $576, respectively	486	628
Deposits, merchant processors	609	789
Other assets	12	12
Deferred income taxes, net	—	1,995

Total assets	$3,032	$14,437

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$99	$383
Accrued expenses	629	1,114
Accrued commissions	1,243	1,619
Convertible notes payable, current	50	5,600
Capital lease obligation, current	47	—

Total current liabilities	2,068	8,716

Capital lease obligation	81	—
Convertible notes payable, net	826	—

Total liabilities	2,975	8,716

Commitments and Contingencies

Stockholders’ equity:

Preferred stock, $0.01 par value, 5,000,000 shares authorized, 2,000,000 shares issued and outstanding	20	—
Common stock, $0.001 par value, 100,000,000 shares authorized, and 31,937,998 and 24,919,710 shares issued and outstanding, respectively	25	25
Additional paid in capital	16,982	12,882
Other comprehensive income (loss)	8	(286)
Accumulated deficit	(16,978)	(6,900)

Total stockholders’ equity	57	5,721

Total liabilities and stockholders’ equity	$3,032	$14,437

See Notes to Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2008	2007

Revenues	$13,446	$23,511
Cost of revenues	3,036	4,121

Gross profit	10,410	19,390

Commission expenses	5,547	10,117
Other operating expenses	9,874	12,577

Operating loss	(5,011)	(3,304)

Other (income) expense:
Unrealized loss on investment	531	—
Unrealized loss on investment in company owned by related party	325	—
Loss on modification of debt	2,528	—
Financing costs, net	692	111
Other income, net	(11)	(24)

Other expense, net	4,065	87

Loss before provision for income taxes	(9,076)	(3,391)

Provision for income taxes	762	812

Net loss	(9,838)	(2,579)

Preferred stock dividend	240	—

Net loss available to common stockholders	$(10,078)	$(2,579)

Net loss per share available to common stockholders:
Basic and fully diluted	$(0.39)	$(0.11)

Weighted average shares outstanding:
Basic and fully diluted	25,571,544	23,952,916

See Notes to Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
Years Ended December 31, 2008 and 2007

	Preferred	Common	Preferred	Common	Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Shares	Stock	Stock	Capital	Loss	Deficit	Total
Balance, January 1, 2007	—	23,280,563	$—	$23	$9,403	$(21)	$(4,321)	$5,084

Issuance of common stock for services	—	60,000	—	—	186	—	—	186

Stock Dividend	—	696,429	—	1	(1)	—	—	—

Exercise of warrants	—	713,901	—	1	(1)	—	—	—

Exercise of options	—	168,817	—	—	47	—	—	47

Fair value of vested options	—	—	—	—	563	—	—	563

Excess tax benefit related to stock options and warrants exercised	—	—	—	—	904	—	—	904

Fair value adjustment on investment, net of tax	—	—	—	—	—	(273)	—	(273)

Fair value of warrants and beneficial conversion feature related to issuance of convertible debt	—	—	—	—	1,781	—	—	1,781

Foreign currency translation adjustment	—	—	—	—	—	8	—	8

Net loss for the year ended December 31, 2007	—	—	—	—	—	—	(2,579)	(2,579)

Balance, January 1, 2008	—	24,919,710	—	25	12,882	(286)	(6,900)	5,721

Capital contribution by shareholder on modification of debt	—	—	—	—	950	—	—	950

Capital contribution by shareholder for services	—	—	—	—	160	—	—	160

Common stock issued on modification of debt	—	5,167,343	—	—	721	—	—	721

Common stock issued for services	—	1,825,000	—	—	357	—	—	357

Preferred stock issued with warrants	—	—	20	—	1,980	—	—	2,000

Beneficial conversion feature on preferred stock	—	—	—	—	240	—	(240)	—

Exercise of options	—	25,945	—	—	7	—	—	7

Extinguishment of beneficial conversion feature on restructure of convertible debt	—	—	—	—	(370)	—	—	(370)

Fair value of vested options	—	—	—	—	959	—	—	959

Adjustment to tax benefits related to stock options and warrants exercised	—	—	—	—	(904)	—	—	(904)

Fair value adjustment on investment, net of tax	—	—	—	—	—	272	—	272

Foreign currency translation adjustment	—	—	—	—	—	22	—	22

Net loss for the year ended December 31, 2008	—	—	—	—	—	—	(9,838)	(9,838)

Balance, December 31, 2008	2,000,000	31,937,998	$20	$25	$16,982	$8	$(16,978)	$57

See Notes to Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31
	2008	2007

Operating activities:
Net loss	$(9,838)	$(2,579)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	364	319
Equity based compensation expense	959	563
Deferred income taxes	996	(820)
Common Stock issued for services	357	186
Capital contribution from shareholder for services	160	—
Unrealized loss on investment	531	175
Unrealized loss on investment in company owned by related party	325	—
Loss on modification of debt	2,528	—
Amortization of financing costs and debt discount	432	66

Changes in assets and liabilities:
Accounts receivable	(2)	1
Inventory	391	(715)
Prepaid expenses and other assets	160	(283)
Accounts payable and accrued expenses	(1,104)	515
Due to affiliate	—	(187)

Net cash used in operating activities	(3,741)	(2,759)

Investing activities:
Purchase of investments	—	(1,691)
Purchase of convertible secured promissory note from related party	—	(225)
Acquisition in interest in company owned by related party	(100)	—
Purchases of property and equipment	(72)	(297)

Net cash used in investing activities	(172)	(2,213)

Financing activities:
Proceeds from issuance of common stock, net	7	47
Proceeds from issuance of preferred stock	2,000	—
Proceeds from issuance of convertible notes	—	4,482
Repayment of convertible notes	(2,750)	—
Repayment of capital lease financing	(21)	—

Net cash (used in) provided by financing activities	(764)	4,529

Foreign currency translation	22	8

	Years ended December 31
	2008	2007

Change in cash and cash equivalents	(4,655)	(435)
Cash and cash equivalents, beginning of period	5,319	5,754

Cash and cash equivalents, end of period	$664	$5,319

Supplemental cash flow information:
Cash paid for income taxes	$—	$116
Cash paid for interest	$301	$—

Non-Cash Financing and Investing Activities:
Reclassification of deposits to fixed assets	$—	$373
Reclassification of inventory and prepaid expenses to assets held for exchange	$402	$—
Repayment of convertible notes from restricted cash	$2,000	$—
Book value of stock issued in exchange for reduction in principal balance of convertible notes	$600	$—
Book value of investments exchanged for reduction in principal balance of convertible notes	$800	$—
Reduction of tax benefit related to stock options and warrants	$904	$904
Tax effect of loss on investment	$140	$—
Unrealized loss on investment, net of tax	$—	$273
Fair value of warrants issued in conjunction with convertible debt	$—	$1,411
Beneficial conversion feature related to convertible debt	$—	$370
Capital lease financing	$150	$—
See Notes to Consolidated Financial Statements

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
Note 1. The Company and Basis of Presentation
Company
DigitalFX International, Inc. (the “Company”), a Florida corporation, is a holding company, and a multi-tier Web 2.0 digital media products distribution company, as showcased on its social network www.helloWorld.com operated by its wholly-owned subsidiary, DigitalFX Networks, LLC, a Nevada limited liability company (“DigitalFX Networks”).
The Company markets proprietary communication and collaboration services and social networking software applications, including video email, video instant messaging and live webcasting. The portal utilizes a commercial-free, subscription-based Application Service Provider (ASP) model.
The Company sells subscriptions to its portal through a unique multi-tiered affiliate program using non-related independent distributors, known as “Affiliates.” The Company also markets subscriptions directly to “Retail Customers” who purchase them for their personal use. In addition to offering portal subscriptions, the Company sells select products to these Affiliates through its U.S. subsidiary VMdirect, LLC, www.vmdirect.com, a Nevada limited liability company (“VMdirect”), and VMdirect’s wholly-owned U.K. and Ireland subsidiaries to assist them in building their businesses and in selling subscriptions to the portal.
The consolidated financial statements include the accounts of the Company, VMdirect and its wholly-owned U.K. and Ireland subsidiaries, and the Company’s wholly-owned Nevada subsidiaries. Inter-company transactions and balances have been eliminated.
Merger and Stock Split
On June 15, 2006, Qorus.com, Inc., an inactive Florida corporation (“Qorus”) with no current operations, issued to the members of VMdirect (“Members”) 1,014,589 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of Qorus (the “Preferred Stock”), which were converted into 1,057,547,456 shares of Qorus’ common stock (“Conversion Shares”). The number of shares of Preferred Stock issued to the Members and the number of Conversion Shares gives effect to the issuance of 289,292 membership units by VMdirect for an aggregate purchase price of $625, a transaction that was completed immediately prior to the closing of the transaction with Qorus. The transaction has been accounted for as a reverse merger (recapitalization) with the Company deemed the accounting acquirer, and Qorus the legal acquirer. As such, the financial statements herein reflect the historical activity of VMdirect since its inception. Subsequent to the consummation of this transaction, Qorus changed its name to DigitalFX International, Inc.
Change in Management and Directors
On October 15, 2008, the Company entered into a Framework Agreement with Richard Kall, then Co-Manager of VM Investors, LLC (“VM Investors”), the Company’s majority shareholder, Craig Ellins, VM Investor’s Co-Manager, Chairman of the Company’s Board of Directors (“Board”), and the Company’s Chief Executive Officer and President at the time, and Amy Black, then President of VMdirect, pursuant to which, among other matters, Richard Kall agreed to consummate the transactions under those certain Note Purchase Agreements dated October 15, 2008 (the “Note Purchase Agreements”), among Richard Kall, the Company, and each of Portside Growth and Opportunity Fund, Highbridge International LLC and Iroquois Master Fund, Ltd. (collectively the “Investors”), subject to (a) Craig Ellins, Amy Black, Kevin Keating and Jerry Haleva resigning from all positions with the Company and each of its subsidiaries, (b) the Company reducing the size of its Board to three directors, (c) Richard Kall’s appointment as the Company’s Chief Executive Officer and election to the Board as its Chairman, and (d) the election of Richard Kall’s designee to the Board.

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
On October 13, 2008, Kevin Keating and Jerry Haleva resigned from the Board. On October 15, 2008, Craig Ellins resigned as the Chairman of the Board, the Company’s Chief Executive Officer and President, and from all other officer positions held with the Company and each of its subsidiaries, and Amy Black resigned as the President of VMdirect and from all other officer positions held with the Company and each of its subsidiaries. Mr. Ellins also resigned as the Co-Manager of VM Investors. Each of Craig Ellins and Amy Black entered into a Separation and Release Agreement dated October 15, 2008 with the Company pursuant to which the Company paid to each of Craig Ellins and Amy Black deferred compensation accrued for the third quarter of fiscal 2008, and the parties agreed to mutual releases of existing claims.
Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $9,838 and utilized cash in operating activities of $3,741 during the year ended December 31, 2008, and as of December 31, 2008 the Company’s current liabilities exceeded current assets by $764. These matters raise substantial doubt about the Company’s ability to continue as a going concern.
The Company believes that the recent change in management will result in the Company returning to profitable operations through its new product offerings (launch expected March 2009) and cost cutting practices. The Company may also continue to seek to finance future capital needs through various means and channels, such as issuance of long-term debt or sale of equity securities. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its working capital deficit or operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.
Note 2. Accounting Policies
Principles of consolidation
The consolidated financial statements include the accounts of DigitalFX International, Inc and its wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated.
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

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
Cash and Cash Equivalents
The Company considers all highly liquid investments with remaining maturities of three months or less when acquired to be cash equivalents. The Company holds its cash in what it believes to be credit-worthy financial institutions.
At December 31, 2008 and 2007, the Company had $609 and $789, respectively, of funds held by banks as reserves against any possible charge backs and returns on credit card transactions related to customer disputes that are not offset against the Company’s daily sales deposit activity. These amounts are reflected as Deposit, Merchant Processors on the Company’s consolidated balance sheets.
At December 31, 2007, the Company had $2,000 of funds held by a bank under a letter of credit arrangement pursuant to its Convertible Notes Payable. These amounts were reflected as Restricted Cash on the Company’s consolidated balance sheet. In March, 2008, as described in Note 9, the Company restructured its agreement and these funds were returned to the Investors.
Deferred Financing Costs
Deferred financing costs related to the Convertible Notes Payable described in Note 9 initially consisted of closing costs paid to the placement agent of $518 and the fair value of the warrants granted to the placement agent for consideration in the amount of $470. The Company amortizes these costs using the effective interest method over the term of the notes, which is 3 years. Such amounts are also adjusted, if required, based on changes in the payment terms on restructuring of the underlying note agreements.
Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. As of December 31, 2008 and 2007, inventories consisted of finished goods. The Company reviews on hand inventory for obsolete and excess finished goods on a monthly basis.
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

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
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
The following table presents certain investments of the Company’s financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the year ended December 31, 2008.

	Level 1	Level 2	Level 3	Total
Investments, at fair value	$169	$—	$—	$169

Assets held for exchange	$—	$—	$402	$402

See Notes 6 and 7 for more information on these investments.
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

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on management’s assessment, there were no indicators of impairment at December 31, 2008 or 2007.
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
Affiliate Business Packages
The Company recognizes revenue from the sales of the cameras and selling aids within the business package, including shipping revenue, in accordance with SAB No. 104, when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time the product is shipped to customers when title and risk of loss have transferred. Sales of the above products, ranging in price from $39.95 to $2,495 USD (pricing not in thousands), entail no post-customer support or delivery of any other items. Allowances for estimated subsequent customer returns are provided when revenues are recorded. Costs incurred for the shipping and handling of its products are recorded as cost of sales.
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
A monthly subscription is cancellable at any time and the relevant subscription fee is refundable if such cancellation is made in writing in accordance with and within the time frames specified by the Company’s policies and procedures guide.

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
Monthly Subscriptions
The Company recognizes revenue from sales of a month’s subscription to retail customers and sales to Affiliates for their recurring subscription to the internet-based suite of products in accordance with generally accepted accounting principles and based on the fair value of such suite of products. Fair value is determinable because the subscription fee is billed at a fixed rate based on the level of service selected. Funds collected in advance of the billing period are deferred. A monthly subscription is cancellable at any time and the relevant subscription fee is refundable if such cancellation is made in writing in accordance with and within the time frames specified by the Company’s policies and procedures guide.
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
Conferences and Events
The Company also earns fees for certain events it hosts such as sales and training conferences and seminars. Revenue is recognized when all of the criteria of SAB No. 104 described above are met, which is generally after the event has occurred. Amounts collected prior to the event are reflected as deferred revenue, and recognized after the event has occurred. As of December 31, 2008 and 2007, there was no deferred revenue related to conferences and events.
Shipping and Handling Fees
Shipping and handling fees are billed to customers and included in revenue. The related costs are included in cost of goods sold. Shipping and handling costs are charged to expense as incurred. Total shipping and handling costs of $426 and $349 are included in cost of goods sold for the years ended December 31, 2008 and 2007, respectively.
Product Returns and Cancellations
Affiliate business packages and merchandise returned within the first 7 days of purchase are generally refunded at 90 percent of the sales price (effective November, 2008 and subject to the terms and conditions outlined in the Company’s policies and procedures guide). Returned products that were damaged during shipment to the customer are replaced immediately at the Company’s expense.

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
The sales allowance is a monthly estimate of refunds to be issued on affiliate business packages that have been shipped but are still subject to the Company’s return policy at month end. The allowance is based on an analysis of the historical rate of credits and refunds, using the latest four months activity. Increases or decreases to the sales allowance are charged to revenue.
Monthly subscription services are provided immediately upon enrollment and continue until cancelled. The recurring subscription can be cancelled at any time in writing subject to the terms and conditions outlined in the Company’s policies and procedures guide. An allowance is recorded for subscription cancellations based on an analysis of historical data for the four months preceding the date of measurement.
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
Valuation Assumptions
The fair value of options and warrants were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007

Dividend yield	-0-	-0-
Risk-free interest rate	1.50% – 4.64%	4.50% – 4.64%
Expected volatility	42.00% – 101.54%	42.00% – 68.38%
Expected life of options	5 years	5 years

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
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
As of December 31, 2008 and 2007, potentially dilutive securities include options to purchase approximately 830,000 and 1,375,000 shares of common stock and warrants to purchase approximately 1,275,000 and 1,400,000 shares of common stock, respectively.
Potentially dilutive securities were not included in the calculation of loss for the years ended December 31, 2008 and 2007, because the Company incurred a loss during such periods and thus their effect would be anti-dilutive, and basic and diluted loss per share are the same.
Member Incentives
The Company’s commission structure is based on a multi-tiered affiliate program. Commissions are recorded for sales, including commissions based on bonus points assigned to products which are independent of the product’s price. Commissions totaled $5,547 and $10,117 for the years ended December 31, 2008 and 2007, respectively, and are included in the accompanying consolidated statements of operations.
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

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
Comprehensive Income (Loss)
SFAS No. 130, “Reporting Comprehensive Income,” established rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s foreign currency translation adjustments to be reported as a separate component (comprehensive income/loss) of stockholders’ equity. The components of comprehensive loss are as follows:

	Years ended December 31,
	2008	2007

Net loss	$(9,838)	$(2,579)
Foreign currency translation	22	8
Unrealized loss on investment, (net of taxes of $140)	272	(273)

Comprehensive loss	$(9,544)	$(2,844)

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
In March 2008, the FASB issued SFAS No. 161 (FAS 161), “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FAS 133.” FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years beginning after November 15, 2008.

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.
Note 3. Product, Customer and Geographic Information
SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for the reporting of business enterprises of information about operating segments, products and services, geographic areas and major customers. The standard for determining what information to report is based on operating segments within the Company that are regularly reviewed and used by the chief operating decision-maker in evaluating financial performance and resource allocation.
The Company’s chief operating decision-maker is considered to be the chief executive officer (CEO). Based on the financial information reviewed by the CEO, the Company has determined that it operates in a single operating segment, specifically, digital web-based communications services.
The following table presents net revenue by category for the years ended December 31, 2008 and 2007.

	December 31,	December 31,
	2008	2007
Revenue:
Subscription fees for access plans and administrative tools	$10,810	$17,620
Affiliate business packages	1,897	4,128
Upgrades to business packages	330	1,074
Merchandise and Shipping fees	409	419
Event and Conference revenue	—	270

Total Revenue	$13,446	$23,511

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
The breakdown of revenues generated by geographic region for the years ended December 31, 2008 and 2007 is as follows:

	December 31,	December 31,
	2008	2007

United States, Canada & Mexico	86%	90%
United Kingdom	3%	2%
Australia/New Zealand	6%	6%
Europe	5%	2%

	100%	100%

Assets and liabilities located in countries outside the United States were not material at December 31, 2008 or 2007.
The breakdown of revenues generated by customer type for the years ended December 31, 2008 and 2007 is as follows:

	December 31,	December 31,
	2008	2007

Affiliates	83%	90%
Retail and other customers	17%	10%

	100%	100%

Note 4. Inventories
Inventories, net consisted of the following at December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
Kits, cameras and merchandise	$361	$615
Electronic parts and components	—	250
Less: Allowance for obsolete inventory	(66)	(16)

	$295	$849

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

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
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
During 2008, the Company assessed its investment for impairment and recorded a charge of $325 to reduce the fair value of its investment in the convertible secured promissory note and the common stock of SaySwap to $0. No interest income has been recognized for the years ended December 31, 2008 and 2007. The Company is pursuing collection of the SaySwap note and interest due from April 2008.
Note 6. Investments
Investments consist of the following at December 31, 2008 and 2007:

	December 31, 2008			December 31, 2007
		Unrealized			Unrealized
	Cost	Loss	Net	Cost	Loss	Net
Fusion Telecommunications Int’l Inc.	$700	$(531)	$169	$700	$(414)	$286
CJ Vision Enterprises, Inc.	—	—	—	816	—	816
Transparensee Systems, Inc.	175	(175)	—	175	(175)	—

	$875	$(706)	$169	$1,691	$(589)	$1,102

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
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
At December 31, 2008 and 2007, the fair value of the Company’s common share equivalents in Fusion was $169 and $286, respectively.
During the year ended December 31, 2007, the Company reflected an unrealized loss of $431 ($272 net of tax) on this investment as a component of Other Comprehensive Income (Loss) in the Company’s consolidated statements of stockholders’ equity. During the year ended December 31, 2008, the Company evaluated its investment in Fusion and determined the decline in the fair value of its investment is considered other than temporary. As such, the Company recorded an unrealized loss of $531 for the year ended December 31 2008 that is reflected in Other Expenses in the Company’s consolidated statements of operations.
CJ Vision Enterprises, Inc./Pet Express Supply, Inc./WoozyFly, Inc.
On June 1, 2007, the Company subscribed to purchase 72 shares of the Series A Redeemable Convertible Preferred Stock of C J Vision Enterprises, Inc. (“CJVE”), and deposited with CJVE the aggregate purchase price of $216. CJVE’s Series A Redeemable Convertible Preferred Stock was to be convertible on a one-for-one basis into shares of CJVE’s common stock, accrue dividends at a rate of 8% per annum, payable in kind, and were to be mandatorily redeemable on the fifth anniversary of the date of issuance, with a liquidation preference of $3 per share plus accrued and unpaid dividends which will be senior to the liquidation preference for CJVE’s common stock. On June 15, 2007, the Company purchased from CVJE 20 shares of the common stock of CJVE for aggregate consideration of $600.
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

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
On September 26, 2008, as a result of a reverse stock split, Pet Express, which was renamed WoozyFly, Inc., issued the Company 4,600,000 additional shares of common stock, bringing the Company’s total ownership to 5,520,000 shares of common stock.
On December 22, 2008, the Company traded these 5,520,000 shares of common stock in exchange for forgiveness of $800 of the principal due to its convertible note holders as more fully described in Note 9. Pursuant to this exchange, the Company recognized a loss on its investment of $16, which is included in the Loss on Modification of Debt in the accompanying consolidated statements of operations for the year ended December 31, 2008.
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
On April 1, 2008, Transparensee converted the Transparensee Note into 91,255 shares of Series A Preferred Stock of Transparensee, which are convertible into shares of common stock at the election of the Company. Terms are still being negotiated by the parties.
At December 31, 2007, the Company assessed its investment for impairment and recorded a charge of $175 which reduced the value of its investment to $0. No interest income has been recognized for the years ended December 31, 2008 and 2007.
Note 7. Assets Held for Exchange
Assets held for exchange at December 31, 2008 consist of parts and electronic components inventory related to the development of a set top box device and prepaid bandwidth charges paid to a related entity that, subsequent to December 31, 2008, were exchanged for 416,546 shares of common stock, or approximately 7 percent of the total common stock outstanding, of STB TeleMedia, Inc. (STB TeleMedia).
STB TeleMedia is a private multimedia communications, entertainment and social networking platform company that incorporated in October, 2008. STB TeleMedia, upon its inception, acquired technology and other assets from three other companies, including DigitalFX International, Inc. and RazorStream, LLC, a related entity (see Note 12), which had developed various elements of STB TeleMedia’s principal product, a unique video broadcasting and receiving device that can be embedded in a large number of products.

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
Other investors in STB TeleMedia include Richard Kall, the Company’s current CEO and Chairman of the Board.
At December 31, 2008, assets held for exchange totaled $402, which approximates fair value based upon recent cash investments made by unrelated entities into STB TeleMedia.
Note 8. Property and Equipment
Property and equipment at December 31, 2008 and 2007 consists of the following:

	December 31,	December 31,
	2008	2007
Furniture and fixtures	$47	$47
Computers and equipment	441	441
Capital lease equipment	149	—
Purchased software	789	716

	1,426	1,204
Less: accumulated depreciation and amortization	(940)	(576)

	$486	$628

All property and equipment above is depreciated over a three year life. Depreciation and amortization expense for the years ended December 31, 2008 and 2007 was $364 and $319, respectively.
Note 9. Convertible Notes Payable
As of December 31, 2008, convertible notes payable consist of the following:

	Loan	Loan	Current	Noncurrent
	Balance	discount	portion	Portion
Amended and Restated Notes	$580	$(63)	$44	$473

Amended and Restated Notes, related party	359	—	6	353

	$939	$(63)	$50	$826

As of December 31, 2007, convertible notes payable consist of the following:

	Loan	Loan	Current	Noncurrent
	Balance	discount	portion	Portion
Convertible Notes Payable	$7,000	$(1,400)	$5,600	$—

	$7,000	$(1,400)	$5,600	$—

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
On November 29, 2007, the Company entered into a Securities Purchase Agreement with Portside Growth and Opportunity Fund, Highbridge International LLC and Iroquois Master Fund, Ltd. (the “Investors”) pursuant to which Company issued on November 30, 2007, an aggregate principal amount of $7,000 of three-year senior secured convertible notes, with a per share conversion price of $2.80 (“Existing Notes”), and five-year warrants (“Existing Warrants”) to purchase an aggregate of 875,000 shares of the Company’s common stock at $2.93 per share, to the Investors. These notes were subsequently restructured in 2008 as discussed below.
First Debt Restructuring
On March 24, 2008, the Company entered into Amendment and Exchange Agreements with the Investors pursuant to which the Company agreed, along with the Investors, to restructure the financing consummated under the Securities Purchase Agreement to reduce the amount of the financing to $3,000, with each Investor receiving repayment of its pro-rata share of $4,000, including $2,000 held in a collateral account for certain letters of credit, through the exchange of Existing Notes for a combination of amended and restated senior secured convertible notes (“Amended and Restated Notes”) and an aggregate of 1,000,000 shares of the Company’s common stock (the “Common Shares”), and through the exchange of Existing Warrants for amended and restated warrants (“Amended and Restated Warrants”). The Amended and Restated Notes had an aggregate principal amount of $3,000 and a term of three years commencing from November 30, 2007. The Amended and Restated Warrants have a term of five years commencing from November 30, 2007 and entitle the Investors to initially purchase an aggregate of 750,002 shares of the Company’s common stock (subject to adjustment as provided in the Amended and Restated Warrants, including pursuant to economic anti-dilution adjustments). The Amended and Restated Notes carried interest at 7.50% per annum on the unpaid/unconverted principal balance, payable quarterly in cash, and were secured on a senior basis against all of the Company’s assets. The Company was required to make aggregate monthly principal payments of $25, plus accrued interest thereon, beginning July 1, 2008.
The Amended and Restated Notes were convertible into approximately 1,500,000 shares of the Company’s common stock, based on a conversion price of $2.00 per share (subject to adjustment as provided in the Amended and Restated Notes, including pursuant to economic anti-dilution adjustments), which would have reset on March 26, 2009 to the greater of (i) 105% of the arithmetic average of the dollar volume weighted average price of our common stock over each of the five consecutive trading days ending on the trading day immediately prior to March 26, 2009 and (ii) $1.00 (as adjusted for any stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events); provided however, that in no event shall the adjusted conversion price be greater than $3.00 (as adjusted for any stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events). The Amended and Restated Warrants had an exercise price of $0.959 per share (subject to adjustment as provided in the Amended and Restated Warrants, including pursuant to economic anti-dilution adjustments).
The Amended and Restated Notes were convertible at the option of the Investors prior to their maturity. Additionally, beginning November 30, 2008, and provided that the Company had complied with certain equity conditions, the Company would have been able to require the Investors to convert the Amended and Restated Notes into shares of its common stock if the dollar volume weighted average price of its common stock is $2.75 (subject to adjustment as provided in the Amended and Restated Notes) for twenty (20) out of thirty (30) consecutive trading days.

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
The Amended and Restated Notes and the Amended and Restated Warrants provided that the Company shall not be obligated to issue shares of common stock upon conversion of the Amended and Restated Notes and the exercise of the Amended and Restated Warrants in excess of 45,000,000 in the aggregate.
The maturity date of the Amended and Restated Notes is November 29, 2010. The Investors were entitled to accelerate the maturity date in the event that there occurs an event of default under the Amended and Restated Notes, including, without limitation, if the Company fails to register for resale the Common Shares and the shares underlying the Amended and Restated Notes and Amended and Restated Warrants, if the Company fails to pay any amount under the Amended and Restated Notes when due, if a judgment is rendered against the Company in an amount set forth in the Amended and Restated Notes, if the Company breaches any representation or warranty under the Securities Purchase Agreement or other transaction documents, or if the Company fails to comply with the specified covenants set forth in the Amended and Restated Notes. Among the other covenants, the Amended and Restated Notes contain financial covenants whereby the Company would have been required to achieve specified EBITDA and revenue targets in each of the fiscal quarters during which the Amended and Restated Notes are outstanding. Any failure to achieve an EBITDA or revenue target was considered a breach of the financial covenants.
Upon the occurrence of an event of default under the Amended and Restated Notes, the Investors could have required the Company to redeem all or any portion of the Amended and Restated Notes by delivering written notice thereof to the Company. The portion of the Amended and Restated Notes being redeemed shall be redeemed by the Company at a price equal to the greater of (i) the product of (A) the amount being redeemed and (B) the applicable redemption premium (between 100% and 125%) and (ii) the product of (A) the number of shares of the Company’s common stock issuable upon the conversion of such amount and (B) the greater of (I) the closing sale price of the Company’s common stock on the date immediately preceding such event of default, (II) the closing sale price of the Company’s common stock on the date immediately after such event of default and (III) the closing sale price of the Company’s common stock on the date the Investor delivered a redemption notice in connection with an event of default.
In connection with the restructuring transaction, VM Investors (whose members at the time included Craig Ellins, the Company’s former Chief Executive Officer, and Amy Black, the former President of VMdirect), agreed to transfer 1,000,000 shares of the Company’s common stock back to the Company, valued at $950.
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

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
At December 31, 2007, prior to the restructuring transaction, the initial fair value of the conversion feature was $370 and the initial fair value of the warrants was $1,070 based upon the relative value of the Black Sholes valuation of the warrants and the underlying debt amount. For the Black Sholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.63%, expected volatility of 68.38% and an expected term of the warrants of 5 years. At March 31, 2008, after the restructuring transaction, the fair value of the conversion feature of $370 was reduced to $0 and adjusted to paid-in capital, and the fair value of the warrants was reduced to $376, resulting in a charge of $534. The fair value of the warrants was reflected by the Company as a valuation discount and offset to the carrying value of the notes and was amortized over the remaining term of the notes. In December 2008, the fair value of the warrants was further modified by the second restructuring transaction described below.
At December 31, 2007, prior to the restructuring transaction, deferred financing costs, which consist of cash paid at closing of the notes and the fair value of the warrants issued to the placement agent totaled $961. At March 31, 2008, after amortization of $83 recognized up to the restructuring transaction, the Company recognized a charge of $436. The remaining deferred financing costs after the restructuring transaction totaled $442, which was amortized over the remaining term of the notes. In December 2008, the balance of deferred financing costs was further modified by the second restructuring transaction described below.
The restructuring transaction substantially amended the terms of the Securities Purchase Agreement. Pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” a substantial modification in terms of an existing debt, should be reported as a debt extinguishment. The Company’s modification of terms as described above resulted in a loss on modification of debt of $1,920, which is reflected in the Company’s consolidated statements of operations for the year ended December 31, 2008. The loss on modification of debt consisted of a write down of deferred financing costs of $436, modification of the Investor’s warrants of $534 and the issuance of 1,000,000 shares of common stock with a fair market value of $950. In December 2008, the loss modification of debt was further increased by the second restructuring transaction described below.
For the three months ended June 30, 2008 and September 30, 2008, the Company determined that it did not meet its financial covenants pursuant to the Amended and Restated Notes. As described in Note 1, on October 15, 2008, the Company, Richard Kall and the Investors entered into the Note Purchase Agreements pursuant to which Richard Kall agreed to purchase an aggregate of $350 of the unpaid principal amount of the Amended and Restated Senior Secured Convertible Notes, Amended and Restated Warrants to purchase an aggregate of 90,517 shares of the Company’s common stock, and an aggregate of 120,000 shares of common stock (collectively the “Investor Securities”) previously issued to the Investors. Pursuant to the terms of the Note Purchase Agreements, as additional consideration of Richard Kall’s purchase of the Investor Securities, the Investors and Richard Kall agreed to forbear for a period of 30 days from taking any action to enforce their rights as a result of the event of default that occurred on June 30 and September 30, 2008 with respect to the Company’s failure to satisfy one or more financial covenants under the Amended and Restated Senior Secured Convertible Notes for the fiscal quarters ended June 30 and September 30, 2008, respectively. Such forbearance period shall extend for up to 90 days if Richard Kall or the Company makes periodic payments to the Investors in the aggregate amount of $500 as further provided in the Note Purchase Agreements. As this transaction was between Mr. Kall and the Investors, no gain or loss was recognized by the Company.
Under the terms of the Note Purchase Agreements, the Company also agreed to either file a post-effective amendment to the Registration Statement on Form S-3 or file a new registration statement on an appropriate form to reflect the changes made as a result of the transactions occurring under the Note Purchase Agreements.

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
Second Debt Restructuring
The Debt Reduction: On December 22, 2008, the Company entered into an Amendment and Exchange Agreement with each of the institutional investors (“Investors”) holding Amended and Restated Senior Secured Convertible Notes (the “Existing Investor Notes”), pursuant to which, among other things, the parties agreed to reduce the exercise price of outstanding Amended and Restated Warrants held by the Investors to $0.24 (subject to adjustment as provided in the Amended and Restated Warrants, including pursuant to economic anti-dilution adjustments), the Company agreed to redeem in cash from the Investors an aggregate principal amount of $650, and the Investors agreed to exchange their Existing Notes for a combination of (1) an aggregate of 5,520,000 shares of the common stock of WoozyFly Inc. owned by the Company and (2) subject to the earlier of the AMEX’s approval of the listing of the Exchange Shares (as defined below) and the shares underlying the Amended and Restated Notes (as defined below) issued to the Investors, and the Common Stock being listed on the OTC Bulletin Board (only if AMEX does not approve the additional listing application by January 30, 2009), (A) Second Amended and Restated Senior Secured Convertible Notes (“Amended and Restated Notes”) and (B) an aggregate of up to 5,167,046 shares of Common Stock valued at $721 (subject to adjustment based on the date on which such shares are issued) (the “Exchange Shares”). The Amended and Restated Notes issued to the Investors will have an aggregate principal amount of up to $606 (subject to adjustment based on the date on which such Amended and Restated Notes are issued). The Amendment and Exchange Agreements also provide that the Company shall have the right, for the one-year period commencing on the date the Exchange Shares are issued, to repurchase the Exchange Shares for an aggregate payment of $900 (subject to adjustment in the event the Exchange Shares are sold by the Investors). On February 12, 2009, the Company voluntarily delisted from the AMEX and began trading on the OTC Bulletin Board on February 13, 2009. Upon this event, the Company issued 5,167,343 shares to the Investors and Amended and Restated Notes in the principal amount of $606, which included interest accrued through February 12, 2009. In the accompanying consolidated balance sheets, the Company has included principal and interest accrued through the balance sheet date of $580.
The Forbearance: Each of the Investors covenanted that until the close of business (PST) on February 13, 2009, such party shall forbear from taking, or causing any other person to take, any action to enforce any rights that they may have, individually or together with other holders of the Amended and Restated Senior Secured Convertible Notes, as a result of any event of default that has occurred or may occur prior to such date with respect to the Company’s failure to satisfy one or more financial covenants set forth in such notes. As a result, the Company agreed not issue or commit to issue any shares of Common Stock or securities convertible into or exchangeable for shares of Common Stock (other than those set forth in the disclosure schedules to the Amendment and Exchange Agreements) to any third party until after the issuance of the Amended and Restated Notes and the Exchange Shares.
The Richard Kall Note: On December 22, 2008 the Company also entered into an Agreement (the “Framework Agreement”) with Mr. Kall pursuant to which Mr. Kall agreed, subject to the earlier of the AMEX’s approval of the listing of the shares of Common Stock underlying the Amended and Restated Note to be issued to Mr. Kall and the Common Stock being listed on the OTC Bulletin Board (only if AMEX does not approve the additional listing application by January 30, 2009), to exchange his existing Amended and Restated Senior Secured Convertible Notes for an Amended and Restated Note in the principal amount of up to $362 (subject to adjustment based on the date on which such Amended and Restated Note is issued). On February 12, 2009, the Company voluntarily delisted from the AMEX and began trading on the OTC Bulletin Board on February 13, 2009. Upon this event, the Company issued Amended and Restated Notes to Mr. Kall in the principal amount of $362, which included interest accrued through February 12, 2009. In the accompanying consolidated balance sheets, the Company has included principal and interest accrued through the balance sheet date of $359.

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
Terms of the New Notes: The Amended and Restated Notes will have a term expiring November 30, 2010, will carry interest at 7.50% per annum on the unpaid/unconverted principal balance, payable quarterly in arrears in cash beginning April 1, 2009, and will be secured on a senior basis against all of the assets of the Company. The Company will also be required to make aggregate monthly principal payments of $25, plus accrued interest thereon, beginning July 1, 2009. The Amended and Restated Notes will be convertible at the option of the holders thereof prior to their maturity into approximately 4,034,479 shares of Common Stock, based on a conversion price equal to $0.24 per share (subject to adjustment as provided in the Amended and Restated Notes, including pursuant to economic anti-dilution adjustments).
Additionally, if at any time after the date the Amended and Restated Notes are issued, the closing sale price of Common Stock equals or exceeds $0.288 for ten consecutive trading days (as adjusted for any stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events during such period) and provided that the Company has complied with certain equity conditions, the Company will be able to require the holders to convert 50% of the remaining principal and accrued but unpaid interest of the Amended and Restated Notes into Common Stock. If at any time beginning at least 5 trading days from the date of the initial mandatory conversion, the closing sale price of Common Stock equals or exceeds $0.312 for ten consecutive trading days (as adjusted for any stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events during such period) and provided that the Company has complied with certain equity conditions, the Company will be able to require the holders to convert the remaining principal and accrued but unpaid interest of the Amended and Restated Notes into Common Stock.
The holders of the Amended and Restated Notes will be entitled to accelerate the maturity in the event that there occurs an event of default under the Amended and Restated Notes, including, without limitation, if the Company fails to pay any amount under the Amended and Restated Notes when due, if a judgment is rendered against the Company in an amount set forth in the Amended and Restated Notes, if the Company breaches any representation or warranty under that certain Securities Purchase Agreement dated November 30, 2007, as amended, or other transaction documents, or if the Company fails to comply with the specified covenants set forth in the Amended and Restated Notes. Among other covenants, the Amended and Restated Notes contain financial covenants whereby the Company will be required to achieve specified EBITDA (earnings before interest, tax, depreciation and amortization) and revenue targets in each of the fiscal quarters during which the Amended and Restated Notes are outstanding. Any failure by the Company to achieve an EBITDA or revenue target will be considered a breach of the financial covenant.
At December 22, 2008, prior to the second restructuring transaction, the fair value of the warrants was $270 based upon the amortized relative value of the Black Sholes valuation of the warrants and the underlying debt amount. At December 31, 2008, after the restructuring transaction, the fair value of the warrants was reduced to $63, resulting in a charge of $207. The fair value of the warrants is reflected by the Company as a valuation discount and offset to the carrying value of the notes and will continue to be amortized over the remaining term of the notes.

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
At December 22, 2008, prior to the second restructuring transaction, deferred financing costs, which consist of cash paid at closing of the notes and the fair value of the warrants issued totaled $318. In December, 2008, after amortization of $124 recognized between the first and second restructuring transactions, the Company recognized a charge of $218. The remaining deferred financing costs after the restructuring transaction totaled $100, which will be amortized over the remaining term of the notes.
The second restructuring transaction substantially amended the terms of the Amended and Restated Notes. Pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” a substantial modification in terms of an existing debt, should be reported as a debt extinguishment. The Company’s second modification of terms as described above resulted in a loss on modification of debt of $608 which is reflected in the Company’s consolidated statements of operations for the year ended December 31, 2008. The second loss on modification of debt consisted of a write down of deferred financing costs of $218, modification of the Investor’s warrants of $207, loss recognized on the difference between the fair value of the common stock issued to the Investors and the portion of debt forgiven of $121, loss on the difference between the fair value of the investment in WoozyFly transferred to the Investors and the portion of debt forgiven of $16 and capitalized interest of $45.
At December 31, 2008, the future maturities of the principal balances of the notes are as follows:

Year ended December 31, 2009	$50
Year ended December 31, 2010	889

Totals	$939

Note 10. Equity Transactions
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
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
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
Authorization and Issuance of Series A Preferred Stock
On December 18, 2008, the Company filed Articles of Amendment of its Articles of Incorporation with the Florida Secretary of State designating a new series of preferred stock consisting of 3,000,000 shares and known as Series A 12% Cumulative Convertible Preferred Stock (“Series A Preferred Stock”). Each share of Series A Preferred Stock accrues dividends at the rate of 12% per annum, paid quarterly, as permitted under State of Florida law, on the original purchase price of $1.00, is convertible into 5 shares of Common Stock (subject to adjustment as provided in the Articles of Amendment and the conversion cap), votes on all matters with the shares of Common Stock on an as-converted basis (subject to the voting cap), has an initial liquidation preference equal to the original purchase price plus accrued dividends, participates with the Common Stock on an as-converted basis in the event that the initial liquidation preference for the Series A Preferred Stock is fully paid, and is entitled to vote as a separate class on certain significant matters.
Prior to approval by the Company’s shareholders of the issuance of more than 19.9% of outstanding shares of Common Stock on December 19, 2008, the Series A Preferred Stock is not permitted to convert into (the “conversion cap”), nor permitted to vote shares representing (the “voting cap”), more than 19.9% of the outstanding shares of Common Stock on December 19, 2008.
The Richard Kall Investment
On December 22, 2008, the Company entered into a Series A 12% Cumulative Convertible Preferred Stock Purchase Agreement with Richard Kall, the Company’s Chairman of the Board and Chief Executive Officer, and manager of the Company’s majority shareholder, pursuant to which Mr. Kall agreed to purchase from the Company, for an aggregate purchase price of $2,000, 2,000,000 shares of Series A Preferred Stock and a warrant to purchase 1,000,000 shares of Series A Preferred Stock (“Series A Warrant”), with a term of 5 years and an exercise price of $1.00 per share. Mr. Kall paid the aggregate purchase price through an advance on November 14, 2008 of $500 to the Company, an advance on December 18, 2008 of $200 to the Company, and a cash payment of $1,300 on December 22, 2008.

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
The fair value of the Series A Warrant, which was calculated using the Black Sholes pricing model, which used the following assumptions: 5 year term, volatility of 101.54% and risk-free interest rate of 1.58%, totaled $240 and has been presented as a preferred stock dividend in the Company’s consolidated statements of operations and stockholders’ equity for the year ended December 31, 2008.
Other
On February 22, 2007, the Company issued 10,000 shares of its common stock valued at $32 to a consultant for services provided.
On November 6, 2007, the Company entered into an agreement with Richard J. Milham, Jr. and Blue Trident Enterprises, LLC pursuant to which the Company granted 50,000 shares of its common stock valued at $154 in exchange for services provided. The effective date of this agreement was September 30, 2007.
On October 13, 2008, the Company granted 325,000 fully paid shares of its common stock valued at $102 to certain consultants, directors and employees.
On December 12, 2008, the Company granted 1,500,000 shares of its common stock valued at $255 to a consultant in exchange for services provided from the period August 1, 2008 through December 31, 2010.
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

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
As of December 31, 2008, 2,484,750 shares were available for grant under the 2006 Stock Incentive Plan.
The following is a summary of option activity (including plan and non-plan options) for the years ended December 31, 2008 and 2007 (in thousands, except per share data):

		Range of	Weighted Average
	Shares	Exercise Prices	Exercise Price

Outstanding at January 1, 2007	1,178	$0.26-$7.75	$2.12
Granted	557	$3.08-$4.20	$3.73
Exercised	(169)	$0.26-$0.33	$0.27
Cancelled	(192)	$0.26-$7.75	$1.10

Outstanding at December 31, 2007	1,374	$0.26-$7.75	$3.14
Granted	949	$0.55- $1.21	$1.09
Exercised	(26)	$0.26-$0.33	$0.29
Cancelled	(1,467)	$0.26-$7.75	$3.12

Outstanding at December 31, 2008	830	$0.26-$1.21	$0.91

Exercisable at December 31, 2008	602	$0.26-$1.21	$0.83

The following table summarizes information regarding options outstanding at December 31, 2008:

				Weighted Average
			Weighted	Remaining
			Average	Contractual Term	Aggregate
	Shares	Exercise Price	Exercise Price	(months)	Intrinsic Value
Shares Granted Quarter Ended December 31, 2005	139	$0.26	$0.26	4	—
Shares Granted Quarter Ended June 30, 2008	690	$0.55–$1.21	$1.04	95	—

Outstanding at December 31, 2008	830	$0.26–$1.21	$0.91	99	$—

Exercisable at December 31, 2008	602	$0.26–$1.21	$0.83	96	—

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
There were 25,945 stock options exercised during year ended December 31, 2008 from which the Company received $8 in cash proceeds. The Company recognized compensation expense from vesting of stock options of $959 and $563 for the years ended December 31, 2008 and 2007, respectively, and had estimated future compensation expense from these stock options of $442 at December 30, 2008 which will be recognized over the remaining estimated weighted useful life of the options.
Warrants
Warrants issued under Individual Stock Purchase Warrant Agreements
On December 31, 2005, the Company granted warrants to purchase 1,551,535 shares of common stock at an exercise price of $0.26 in connection with professional services performed by various consultants. The warrants were granted under Individual Stock Purchase Warrant Agreements which expire on December 31, 2010. The warrants vested immediately at the grant date, with the exception of 378,664 shares, of which 48,380 shares vested and 330,284 shares were cancelled during the year ended December 31, 2006. No warrants were granted during the year ended December 31, 2006.
Warrants issued in connection with Convertible Notes Payable (see Note 9)
On November 30, 2007, the Company entered into a Securities Purchase Agreement with certain Investors pursuant to which the Company agreed to issue an aggregate principal amount of $7,000 of three-year senior secured convertible notes and five-year warrants to purchase an aggregate of 875,000 shares of the Company’s common stock at an exercise price of $2.93. In March 2008, the agreement was restructured and the Existing Warrants were exchanged for amended and restated warrants. The Amended and Restated Warrants have a term of five years commencing from November 30, 2007 and entitle the Investors to initially purchase an aggregate of 750,002 shares of our common stock at an exercise price of $0.959. The warrants vested immediately at the grant date.
On October 15, 2008, the Company, Richard Kall and the Investors entered into Note Purchase Agreements pursuant to which Richard Kall agreed to purchase an aggregate of $350 of the unpaid principal amount of the Amended and Restated Senior Secured Convertible Notes, Amended and Restated Warrants to purchase an aggregate of 90,517 shares of the Company’s common stock at an exercise price of $0.959.
In December 2008, the Company entered into an Amendment and Exchange Agreement with the Investors pursuant to which, among other things, the parties agreed to the reduce the exercise price of the outstanding Amended and Restated Warrants held by the Investors to $0.24.
During the year ended December 31, 2007, 768,374 warrants were exercised to obtain 713,901 shares of common stock. No warrants were exercised during the year ended December 31, 2008. In addition, for the years ended December 31, 2008 and 2007, the Company recognized compensation expense of $0 for both years relating to the vesting of warrants.

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
The following is a summary of common stock warrant activity for the year ended December 31, 2008 and 2007 (in thousands, except per share data):

		Range of	Weighted Average
	Shares	Exercise Prices	Exercise Price

Outstanding at January 1, 2007	1,057	0.26	0.26
Granted	1,111	2.93	2.93
Exercised	(768)	0.26	0.26
Cancelled	—	—	—

Outstanding at December 31, 2007	1,400	$2.38	$2.38
Granted	750	$0.24–0.959	$0.33
Exercised	—	—	—
Cancelled	(875)	$2.93	$2.93

Outstanding at December 31, 2008	1,275	$0.26–$0.959	$0.79

Exercisable at December 31, 2008	1,275	$0.26–$0.959	$0.79

The following table summarizes information regarding common stock warrants outstanding at December 31, 2008:

			Weighted Average
			Remaining
			Contractual Term	Aggregate
	Shares	Exercise Price	(months)	Intrinsic Value

Outstanding at December 31, 2008	1,275	$0.26–$0.959	43	$—

Exercisable at December 31, 2008	1,275	$0.26–$0.959	43	$—

In addition, as described in Note 10, in December 2008, the Series A Preferred Stock issued to Richard Kall included a warrant to purchase 1,000,000 shares of Series A Preferred Stock (“Series A Warrant”), with a term of 5 years and an exercise price of $1.00 per share. The Series A Warrants are convertible into 5,000,000 shares of common stock.
Note 12. Related Parties
RazorStream, LLC
On January 29, 2007, the Company entered into an Amended and Restated License, Hosting and Services Agreement (the “Amended Agreement”) with RazorStream, LLC (“RazorStream”). The Amended Agreement amends and restates the Licensing, Hosting and Services Agreement effective May 1, 2005, between the Company and RazorStream.

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
Pursuant to the terms of the Amended Agreement, RazorStream will provide hosting, maintenance and support services for each individual website operated by the Company or any third party authorized by the Company. While the initial term of the Amended Agreement ended on January 15, 2008, the Amended Agreement remains operative thereafter unless terminated by either party upon 60 days prior written notice. Under the terms of the Amended Agreement, for each individual website operated by the Company or any third party authorized by the Company, RazorStream (a) charges the Company $5 (not in thousands) per new subscriber account exceeding 20,000 accounts (purchasable in 20,000 account increments); (b) is entitled to (1) ten percent (10%) of the Company’s total gross revenue from all active subscriber accounts, with a minimum amount of $0.69 per each such subscriber account per month, and (2) some portion of revenue to be mutually agreed upon by the parties for all advertising-based “free” subscriber accounts (which the Company does not currently provide), provided, however that such terms will provide for a minimum amount of $0.25 (not in thousands) per each such subscriber account per month (which cost the Company will account for as marketing expense); and (c) effective February 1, 2007, is entitled to a minimum guarantee of $50 per month that is non-refundable but that will be credited against the above fees. The Company may, from time to time, engage RazorStream for non-recurring engineering services at a rate of $200 (not in thousands) per hour. The fees above apply independently to each individual website operated by the Company or any third party authorized by the Company, and no fees charged with respect to any individual website, and no subscriber account applied with respect to any individual website, shall be aggregated with any fees or subscriber accounts, respectively, applied to any other website.
Effective upon the change in control in October 2008, the Company further amended its agreements with RazorStream. Under the terms of the amended agreements, the Company agreed to pay a fixed fee of $105 in the aggregate for the above described services to all websites owned by the Company, payable in advance on the 1st and 15th of every month, until the agreements are terminated by either party upon 45 days notice. On March 13, 2009, the Company advised RazorStream of its intent to terminate the above agreements no later than April 30, 2009.
In connection with the services discussed above, the Company incurred expenses of $1,386 and $2,029 during the years ended December 31, 2008 and 2007, respectively.
Other Related Party Transactions
As described in Note 6, the Company has a convertible note receivable with SaySwap totaling $225. SaySwap is a Company that is 60% owned by the Company’s former Chief Operating Officer and members of his immediate family. In February, 2008, the Company exercised the SaySwap warrant in the amount of $100. During the year ended, 2008, the Company assessed its investment for impairment and recorded a charge of $325 which reduced the value of its investment in the convertible secured promissory note and the common stock of SaySwap to $0. The Company will actively pursue collection of the SaySwap note and the related interest, including interest due from April, 2008.

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
As described in Note 6, the Company had an investment in CJVE totaling $816. A member of the Board of Directors of CJVE, Emanuel Gerard, was a member of the Board of Directors of the Company until he resigned from the Board in July 2008. As described in Note 9, this investment was exchanged as part of the second restructuring of the convertible notes in December, 2008.
During the years ended December 31, 2008 and 2007, the Company made payments to Vayan Marketing Group, LLC totaling $50 and $225, respectively under a month to month agreement to provide auto-responder services to the Company. An officer of Vayan Marketing Group, LLC is an immediate family member of the Company’s Chief Executive Officer and Chairman of the Board, Richard Kall.
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
In addition, the Company pays commissions to various family members of the current and previous management in the normal course of business as affiliates of VMdirect. For the years ended December 31, 2008 and 2007, these payments totaled $601 and $836, respectively.
Note 13. Income Taxes
Income Taxes
The provision (benefit) for income taxes consists of the following for the years ended December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007

Current tax provision — federal	$(233)	$912
— foreign	—	—
Deferred tax provision- federal	965	(1,693)
— foreign	30	(31)

Income tax provision (benefit)	$762	$(812)

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the years ended December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Income before income tax provision	$(9,076)	$(3,391)

Expected tax (federal statutory rate 34%)	(3,086)	(1,152)
Permanent differences	387	194
Foreign tax rate difference	25	94
Change in valuation allowance	3,437	41
Other differences	(1)	11

Income tax provision	$762	$(812)

The Company recorded a valuation allowance of $3,478 against deferred tax assets at December 31, 2008. Management has determined, based on the Company’s history and expectations for the future, that operating income of the Company will more likely than not be sufficient to fully recognize the deferred tax assets in excess of the $3,478 valuation allowance. In the year ended December 31, 2007, the Company recorded as an addition to paid-in-capital a tax benefit of $904 for the tax effect of tax deductions in excess of recorded compensation expense related to stock based compensation. This addition to paid-in-capital was reversed in the year ended December 31, 2008. The recording of the benefit will be deferred until it is realized through the reduction of the current taxes payable.
The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Stock based compensation	$19	$19
Depreciation and amortization	14	31
Accrued expenses	135	—
Deferred financing costs	273	—
Impairment on investments	356	140
Net operating loss carryforward	2,634	1,845
Other	47	46
Valuation allowance	(3,478)	(41)

Net deferred income tax asset	$—	$2,040

The Company had a total federal net operating loss carryforward of approximately $10,181 to offset future taxable income. If not used to offset future taxable income, the net operating loss will expire in 2026.

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2008, the Company does not have a liability for unrecognized tax benefits.
The Company files income tax returns in the U.S. federal jurisdiction. The Company is subject to U.S. federal income tax examinations by tax authorities for periods after June 16, 2006, the date at which the Company completed its reverse merger transaction. In addition, the Company files income tax returns in the United Kingdom and Ireland for the foreign subsidiaries located in these jurisdictions. The Company is subject to tax examinations by tax authorities in these jurisdictions. As of December 31, 2008, there are no open foreign tax audits or inquiries relating to the Company’s foreign subsidiaries.
The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.
Note 14. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. Except as is described below, the Company is not currently party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on its results of operations or financial position.
On February 7, 2007, VMdirect and DigitalFX Solutions, LLC, a Nevada limited liability company and wholly-owned subsidiary of the Company (“DigitalFX Solutions”) jointly filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles against a former Affiliate of VMdirect alleging a number of complaints including unfair business practice, misappropriation of trade secrets, slander, intentional interference with contractual relationship, intentional interference with prospective economic advantage and breach of contract, and seeking compensatory and punitive damages in amounts to be proved at trial, injunctive relief and attorneys’ fees and costs. The defendant became an Affiliate of VMdirect in May 2006 and agreed to adhere to VMdirect’s Code of Ethics for Affiliates. Upon signing up as an Affiliate, defendant represented that he was capable of bringing a substantial number of new Affiliates to VMdirect, and in reliance on this representation, VMdirect agreed to provide certain privileges to defendant including posting of training materials on VMdirect’s website. VMdirect also agreed to work with defendant to develop training materials. Although VMdirect paid for all of the costs of developing the materials and its personnel actively participated in the development of such materials, defendant demanded aggregate compensation of $300 for creating the training and motivational materials after they were completed. After VMdirect did not pay this fee to defendant, defendant requested that VMdirect stop using the materials, began disparaging VMdirect and its officers, and engaged in cross-recruiting Affiliates from other VMdirect networks, a practice prohibited by VMdirect’s Code of Ethics for its Affiliates. VMdirect then terminated defendant’s distribution network and believes that defendant continues to use VMdirect’s proprietary trade secrets to recruit Affiliates to join other network marketing companies that compete with VMdirect.

Digital FX International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Years Ended December 31, 2008 and 2007
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
On November 20, 2008, VMdirect and DigitalFX Solutions dismissed their complaint against the former Affiliate. Trial on the former Affiliate’s cross-complaint is currently set for May 18, 2009. Various motions in connection with this proceeding are also pending. Management believes there exists no basis for the former Affiliate’s claims and intends to defend this matter vigorously. In the event the Company’s management’s assessment of the case is incorrect, or the former Affiliate actually obtains a favorable judgment for the claimed damages, the economic impact on us would be insignificant and would not materially affect our operations.

Mr. Mickey Elfenbein served as the Company’s Chief Operating Officer from September 17, 2007 through October 17, 2008. Mr. Elfenbein was party to an employment agreement with the Company pursuant to which Mr. Elfenbein received base compensation at an annual rate of no less than $250. The employment agreement had a term of three years subject to automatic one-year renewals unless either party provided 120 days prior written notice to the other of non-renewal. If the Company were to terminate Mr. Elfenbein’s employment for any reason other than for cause (as defined in the employment agreement), his death or his permanent disability, or if Mr. Elfenbein terminates his employment due to a constructive termination (as defined in the employment agreement), the Company is required to pay Mr. Elfenbein his then current base salary for a period of 12 months, and to continue his benefits (covering Mr. Elfenbein and his family) for the same period, unless Mr. Elfenbein commences other employment pursuant to which he receives comparable benefits. On October 17, 2008, the Company terminated its relationship with Mr. Elfenbein, and the Company continues to negotiate the terms of Mr. Elfenbein’s separation. On March 14, 2009 the Company received an arbitration notice and believes the matter will be settled through arbitration. The Company believes that it had cause to terminate Mr. Elfenbein, and that no further amounts are due or payable to him, and there is no accrual for severance or termination claims necessary as of December 31, 2008.

The AttainResponse Option

On December 17, 2008, the Company acquired an option (the “Option”) to purchase up to 48% of the outstanding equity securities or other interests (the “Option Interest”) in AttainResponse LLC, a Colorado based company (“AttainResponse”) which engages in the development and management of content delivery applications to include text and video email hosting, email marketing and streaming video hosting, currently marketed under the brand “F5.”

The Option was acquired from the majority members of AttainResponse who together own and control over 70% of the company. The Option can be exercised by the Company during a period of 12 months starting December 17, 2008 (the “Option Term”), through the Company’s issuance of an aggregate of 4,375,000 shares of the Company’s common stock to the AttainResponse’s members participating in the Option. Upon exercise of the Option, the Company also agreed to assume up to $119 of debt owed by AttainResponse.

The exercise of the Option is conditioned upon the completion of additional research and development tasks and a seamless integration of AttainResponse’s technology with the Company’s technology, as well as the entry into the license and service agreement. If the monthly revenues of the Company reach $1,500 during the Option Term, the Company will be obligated to exercise the Option.

Note 15. Subsequent Events

In March 2009, Richard Kall advanced the Company $200 for operating purposes. The terms of this financial instrument are currently being negotiated.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2008, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.
Financial Statements
Our management is responsible for the preparation, integrity, and fair presentation of our financial statements as of December 31, 2008, and for the year then ended, which are included in our 2008 consolidated financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on judgments and estimates of management.
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
Management assessed our internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America, as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that we maintained effective internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America, as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
During the year ended December 31, 2008, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
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

Name	Age	Position

Richard Kall (1)	68	Chairman of the Board & Chief Executive Officer

Abraham Sofer(2)	54	President

Tracy Sperry(2)	39	Chief Financial Officer & Secretary

Susan R. Hantman(3)	62	Director

David J. Weaver(4)	58	Director

(1)	Mr. Kall was elected as a director, the Chairman of our board of directors and our Chief Executive Officer on October 15, 2008.

(2)	These persons were appointed to their respective positions effective October 17, 2008.

(3)	Ms. Hantman was elected as a director on October 17, 2008.

(4)	Mr. Weaver was elected as a director on July 23, 2008.
Richard Kall. Mr. Kall currently serves as our Chairman of the Board and Chief Executive Officer. Mr. Kall has been an affiliate of Nu Skin Enterprises, a skin care and nutraceutical company since October 1985, and an affiliate of Amway previously. Mr. Kall has significant experience in the network marketing industry and is the author of “The First Million is the Easiest” and “The Book on Network Marketing.”
Abraham Sofer. Mr. Sofer currently serves as our President and previously served as our General Counsel from May 2008 to October 2008. Mr. Sofer is an international attorney with over 27 years of expertise in international and technology transactions, workouts, corporate governance, taxation, the financial markets, business development and the green tech industry. Mr. Sofer served as Managing Director at Aegis Capital Corporation, the President of Arco Computer Products Inc., and Senior Vice President for Greystone Financial Services, a US-South Korean management consulting firm.
Tracy Sperry. Ms. Sperry currently serves as our Chief Financial Officer and previously served as our Acting Chief Financial Officer from February 2008 to October 2008 and as our Director of Finance since 2006. From 2002 to 2006, Ms. Sperry worked as a Controller and Financial Reporting Manager for Aristocrat Technologies, Inc., an international gaming manufacturer and Australian public company. Prior thereto, Ms. Sperry spent eight years as an auditor, most recently with McGladrey & Pullen, LLP, where she was employed from 1997 to 2002. Ms. Sperry is a Certified Public Accountant and member of the AICPA.
Susan R. Hantman. Ms. Hantman has been a practicing Certified Public Accountant for over 26 years. Prior to opening her own accounting firm, Ms. Hantman was a Senior Tax Manager with a “Big 4” Accounting Firm and before that, worked for the Internal Revenue Service.

David J. Weaver. Mr. Weaver created Tech Time Technologies, LLC in June 2006, to focus on the development and marketing of consumer technologies. He also manages Tech Time Technologies (H.K.) LTD, a trading company in Hong Kong, and is a partner in a joint venture manufacturing company, King Champion located in Guangdong, China. Prior to the creation of Tech Time Technologies, LLC, Mr. Weaver founded Sapphire Imaging, LLC and Crystal Digital Corporation that focused on non-licensed digital web and still image cameras and photo printers. From 1998 — 2000, Mr. Weaver was a Senior Vice President of Largan Optics (a Taiwan company) where he set up Largan’s US Marketing Company named Largan Digital, Inc. reaching sales of over $100M in Digital Cameras in its first year in the market. Mr. Weaver has engaged in the development of film and digital cameras for over 35 years including the first consumer digital camera at Eastman Kodak Company in 1975. He was involved in the creation of the first One Time Use Camera as well as Instant, Disc, Compact 35mm and APS Cameras. Prior to working at Kodak as an Optical Engineer, Process Engineer, Quality Assurance Engineer, International Buyer, Commodity Specialist and Project Manager, Mr. Weaver was in the U.S. Marine Corps, worked as a U.S. Postal Carrier and a Physical Education Teacher. Mr. Weaver received a B.S. degree from SUNY at Brockport in Science in 1975, an A.A. from SUNY Hudson Valley in Liberal Arts in 1972, and an A.A.S. in Optical Engineering for SUNY M.C.C. in 1978.
During the past five years none of our officers and directors have had a petition under federal bankruptcy laws or any state insolvency law filed by or against them, nor has a receiver, fiscal agent or similar officer been appointed by a court for their business or property, or any partnership in which they were a general partner at or within two years before the date hereof, or any corporation or business association of which they were an executive officer at or within two years of the date hereof; have been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding, excluding traffic violations and other minor offenses; have been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or Federal or State authority, permanently or temporarily enjoining such person from, barring, suspending or otherwise limiting for more than 60 days the right of such person to, or otherwise limiting such person from acting as a futures commission merchant or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, engaging in any type of business practice or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or have been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law or federal commodities law, and the judgment in such civil action or finding by the Securities and Exchange Commission or Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.
Identification of Audit Committee
Our board of directors has a separately designated standing audit committee. Our audit committee currently consists of Ms. Hantman and Mr. Weaver. Our audit committee is responsible for selecting and engaging our independent accountant, establishing procedures for the confidential, anonymous submission by our employees of, and receipt, retention and treatment of concerns regarding accounting, internal controls and auditing matters, reviewing the scope of the audit to be conducted by our independent public accountants, and periodically meeting with our independent public accountants and our chief financial officer to review matters relating to our financial statements, our accounting principles and our system of internal accounting controls. Our audit committee reports its recommendations as to the approval of our financial statements to our board of directors. The role and responsibilities of our audit committee are more fully set forth in a written charter adopted by our board of directors in August 2006. Our audit committee reviews and reassesses the Audit Committee Charter annually and recommends any changes to our board of directors for approval. Our board of directors has determined that each member of our audit committee is “independent” as that term is defined in Section 803(A)(2) of the NYSE Alternext US Company Guide.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2008, all of our executive officers, directors and the holders of 10% or more of our Common Stock complied with all Section 16(a) filing requirements, except for Tracy Sperry, who did not timely file a Form 3, Amy Black, who did not timely file a Form 4 reporting one transaction, Craig Ellins, who did not timely file a Form 4 reporting one transaction, Richard Kall, who did not timely file two Form 4s reporting three transactions, and VM Investors, LLC, who did not timely file a Form 4 reporting one transaction.

ITEM 11. Executive Compensation.
Summary Compensation Table
The following table sets forth, as to our named executive officers, information concerning all compensation paid to our named executive officers for services rendered during our fiscal years ended December 31, 2008 and 2007. No other executive officers received total compensation in excess of $100,000 for the fiscal year ended December 31, 2008.

						All Other
				Stock	Option	Compen-
		Salary	Bonus	Awards	Awards	sation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Richard Kall.(1)	2008	124,996	—	—	—	—	32,531
Chairman and Chief Executive Officer	2007	125,063	—	—	—	—	—
Craig Ellins.(2)	2008	97,260	—	—	—	—	97,260
Former Chairman, Chief Executive	2007	125,000	—	—	—	—	125,000
Officer and President
Abraham Sofer.(3)	2008	101,346	—	4,760	2,518	10,000	118,624
President	2007	—	—	—	—	—	—
Tracy Sperry.(4)	2008	122,385	—	5,100	6,779	—	134,264
Chief Financial Officer and Secretary	2007	104,385		—	4,967	—
Mickey Elfenbein.(5)	2008	193,939	—	10,200	661,774	32,638	898,551
Former Chief Operating Officer and Secretary	2007	59,119	6,000	—	76,691	—	141,810

(1)	Mr. Kall became our Chairman and Chief Executive Officer on October 15, 2008. Mr. Kall’s current annual salary is $200,000 and he may also receive a discretionary bonus as determined by the compensation committee of our board of directors. Mr. Kall does not have an employment agreement with us. Mr. Kall’s 2008 includes salary of $92,465 related to 2008 services rendered that will be paid out in 2009.

(2)	Mr. Ellins served as our Chairman, Chief Executive Officer and President from June 15, 2006 through October 15, 2008, when he resigned as our Chairman of the Board, Chief Executive Officer and President, and from all other officer positions held with our company and each of our subsidiaries. Mr. Ellins’ annual salary was $100,000 and he was eligible to receive a discretionary bonus as determined by the compensation committee of our board of directors. Mr. Ellins did not have an employment agreement with us. On October 15, 2008, Mr. Ellins entered into a Separation and Release Agreement dated October 15, 2008 with us pursuant to which we paid to Mr. Ellins deferred compensation accrued for the third quarter of fiscal 2008, and the parties agreed to mutual releases of existing claims.

(3)	Mr. Sofer became our President on October 17, 2008. Mr. Sofer previously served as our General Counsel from May 2008 through October 17, 2008. In connection with his employment by us Mr. Sofer was granted an option to purchase 50,000 shares of our common stock at a per share price of $1.21. The other material terms of the option are discussed below. The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2008: risk-free interest rate ranging from 1.50% to 4.64%; expected dividend yield of zero percent; expected option life of five years; and current volatility ranging from 42.00% to 101.54%. Mr. Sofer was also granted 14,000 fully-vested shares of restricted stock on October 13, 2008, at a per share price of $0.34. The fair value of the shares of restricted stock was based on the closing sale price of our common stock on the date of grant. Mr. Sofer is party to an employment agreement with us pursuant to which Mr. Sofer receives base compensation at an annual rate of $170,000. The employment agreement has an initial term of one year subject to two automatic one-year renewals unless the employment agreement terminates for Mr. Sofer’s death or disability, is terminated by us for cause (as defined in the employment agreement), or is terminated by either party upon 30 days prior written notice. Mr. Sofer is entitled to reimbursement of expenses, to 2 weeks paid vacation (increasing to 3 weeks in the third year of the term) and to participate in our stock incentive plan and regular health and other benefit plans. We also agreed to pay Mr. Sofer’s annual fees to the State Bar of Nevada, the State Bar of New York and the Bar of the District of Columbia, along with fees for continuing legal education courses necessary to obtain his license to practice law in Nevada. Additionally, we paid Mr. Sofer’s relocation expenses to Nevada in the amount of $10,000, which amount was reflected as other compensation in the summary compensation table. Mr. Sofer agreed not to compete with us or to solicit our employees or contractors for a period of 2 years after his employment with us. If we terminate Mr. Sofer’s employment for any reason other than for cause, his death or his permanent disability, or if Mr. Sofer terminates his employment due to a constructive termination (as defined in the employment agreement), we are required to pay Mr. Sofer his then current base salary for a period of 3 months.

(4)	Ms. Sperry became our Chief Financial Officer and Secretary on October 17, 2008. Ms Sperry previously served as our Acting Chief Financial Officer from February 2008 through October 17, 2008, and as our Director of Finance from May 2006 through February 2008. Mr. Sperry was granted an option to purchase 10,000 shares of our common stock at a per share price of $3.50, and an option to purchase 5,000 shares of our common stock at a per share price of $3.65. On May 13, 2008, those options were cancelled and we issued Ms. Sperry two new options to purchase 15,000 shares of common stock at an exercise price of $1.21 with the same vesting provisions as the cancelled options, each terminating on May 12, 2018. The other material terms of these options are discussed below. The fair value of these options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2007: risk-free interest rate ranging from 4.5% to 4.64%; expected dividend yield of zero percent; expected option life of five years; and current volatility ranging from 42.00% to 68.38%; and the compensation expense for fiscal 2008 includes an additional charge in connection with the repricing as required by generally accepted accounting principles. On May 13, 2008, we also issued to Ms. Sperry a new option to purchase 10,000 shares of common stock at an exercise price of $1.21, terminating on May 12, 2018. The other material terms of these options are discussed below. The fair value of these options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2008: risk-free interest rate ranging from 1.50% to 4.64%; expected dividend yield of zero percent; expected option life of five years; and current volatility ranging from 42.00% to 101.54%. Ms. Sperry was also granted 15,000 fully-vested shares of restricted stock on October 13, 2008, at a per share price of $0.34. The fair value of the shares of restricted stock was based on the closing sale price of our common stock on the date of grant.

(5)	Mr. Elfenbein served as our Chief Operating Officer from September 17, 2007 through October 17, 2008 and served as our Secretary from February 1, 2008 through October 17, 2008. Mr. Elfenbein was granted an option to purchase 300,000 shares of our common stock at a per share price of $3.80. On May 13, 2008, those options were cancelled and we issued Mr. Elfenbein two new options to purchase 125,000 shares of common stock at an exercise price of $1.21 and 175,000 shares of common stock at an exercise price of $0.55 with the same vesting provisions as the cancelled options, and each terminating on May 12, 2018. The other material terms of these options are discussed below. The fair value of these options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2007: risk-free interest rate ranging from 4.5% to 4.64%; expected dividend yield of zero percent; expected option life of five years; and current volatility ranging from 42.00% to 68.38%; and the compensation expense for fiscal 2008 includes an additional charge in connection with the repricing as required by generally accepted accounting principles. Mr. Elfenbein was also granted 30,000 fully-vested shares of restricted stock on October 13, 2008, at a per share price of $0.34. The fair value of the shares of restricted stock was based on the closing sale price of our common stock on the date of grant. Mr. Elfenbein was party to an employment agreement with us pursuant to which Mr. Elfenbein received base compensation at an annual rate of no less than $250,000. The employment agreement had a term of three years subject to automatic one-year renewals unless either party provided 120 days prior written notice to the other of non-renewal. Mr. Elfenbein was also entitled to participate in our bonus pool at the discretion of the compensation committee of our board of directors, and was entitled to three weeks paid vacation and reimbursement of expenses, including a non-accountable amount of $750 per month to cover additional expenses. Additionally, Mr. Elfenbein agreed to relocate from his current residence to Las Vegas, Nevada and in connection with such relocation, we paid Mr. Elfenbein $32,638 to be applied to costs related to his relocation, which amount was reflected as other compensation in the summary compensation table. If we terminate Mr. Elfenbein’s employment for any reason other than for cause (as defined in the employment agreement), his death or his permanent disability, or if Mr. Elfenbein terminates his employment due to a constructive termination (as defined in the employment agreement), we are required to pay Mr. Elfenbein his then current base salary for a period of 12 months, and to continue his benefits (covering Mr. Elfenbein and his family) for the same period, unless Mr. Elfenbein commences other employment pursuant to which he receives comparable benefits. If Mr. Elfenbein’s employment is terminated for any reason other than for cause, Mr. Elfenbein’s options fully vest. On October 17, 2008, we terminated our relationship with Mr. Elfenbein. We are currently investigating several incidents relating to Mr. Elfenbein’s employment with us. On March 14, 2009, we received an arbitration notice and believe the matter will be settled through arbitration. We believe that we had cause to terminate Mr. Elfenbein, and that no further amounts are due or payable to him.

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
Outstanding Equity Awards at Fiscal Year-End Table
The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ending December 31, 2008.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options (#)	Options (#)	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price ($)	Date

Richard Kall	—	—	—	—

Craig Ellins	—	—	—	—

Abraham Sofer (1)	—	50,000	1.21	5/12/2018

Tracy Sperry (2)	5,208	4,792	1.21	5/12/2018
	1,875	3,125	1.21	5/12/2018
	—	10,000	1.21	5/12/2018

Mickey Elfenbein (2)	125,000	—	1.21	4/17/2009
	175,000	—	0.55	4/17/2009

(1)	The options entitle Mr. Sofer to purchase an aggregate of 50,000 shares of common stock at a per share exercise price of $1.21. These options, granted on May 13, 2008, vest over four years as follows: 25% on the first anniversary of the date of grant, and the remainder monthly thereafter on a ratable basis for 36 months.

(2)	The options, granted on May 13, 2008, entitle Ms. Sperry to purchase an aggregate of 25,000 shares of common stock at a per share exercise price of $1.21. Options to purchase 10,000 shares of common stock vest as follows: 37.5% on the date of grant and 2.083% thereafter on a monthly basis commencing June 1, 2008. Options to purchase 5,000 shares of common stock vest as follows: 25% on June 29, 2008, then monthly thereafter on a ratable basis for 36 months. Options to purchase 10,000 shares of common stock vest as follows: 25% on the first anniversary of the date of grant, and the remainder monthly thereafter on a ratable basis for 36 months.

(3)	The options, granted on May 13, 2008, entitle Mr. Elfenbein to purchase 125,000 shares of common stock at a per share exercise price of $1.21, and 175,000 shares of common stock at a per share exercise price of $0.55. Both options vested as follows: 33.4% on September 17, 2008, and the remainder yearly thereafter on a ratable basis for two years. Both options fully vested on October 17, 2008, upon the termination of our relationship with Mr. Elfenbein.

Director Compensation
The following table details the total compensation earned by our non-employee directors in 2008.

	Fees Earned or
	Paid in Cash	Stock Awards	Option Awards	Total
Name	($)	($)(1)	($)(2)	($)

Susan R. Hantman	—	—	—	—
David J. Weaver (3)	—	3,400	—	3,400
Emanuel Gerard (4)	11,500	—	4,703	16,203
Jerry Haleva (5)	15,000	10,200	7,717	32,917
Kevin Keating (6)	15,500	10,200	7,717	33,417

(1)	The fair value of stock awards is based on the closing price of the common stock on the date of the award grant.

(2)	The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2007: grant date fair value of $3.45 — $4.20; risk-free interest rate ranging from 4.5% to 4.64%; expected dividend yield of zero percent; expected option life of five years; and current volatility ranging from 42.00% to 68.38%.

(3)	Mr. Weaver received an award of 10,000 fully-vested shares of restricted stock on October 13, 2008, at a per share price of $0.34 in connection with services rendered as a director. As of December 31, 2008, Mr. Weaver owned 10,000 shares of common stock issued pursuant to previously described award.

(4)	Prior to the termination of his term as a director on July 23, 2008, Mr. Gerard held options to purchase 30,000 shares of our common stock at a per share price of $3.08. On May 13, 2008, those options were cancelled and we issued Mr. Gerard a new option to purchase 30,000 shares of common stock at an exercise price of $1.21 with the same vesting provisions as the cancelled option, terminating on May 12, 2018. The option vested 25% at the date of grant and 25% on each anniversary of September 21, 2007 for a three-year period. All of Mr. Gerard’s options terminated on October 23, 2008 and Mr. Gerard held no options to purchase common stock as of December 31, 2008.

(5)	Prior to his resignation as a director on October 13, 2008, Mr. Haleva held options to purchase 30,000 shares of our common stock at a per share price of $4.20. On May 13, 2008, those options were cancelled and we issued Mr. Haleva a new option to purchase 30,000 shares of common stock at an exercise price of $1.21 with the same vesting provisions as the cancelled option, terminating on May 12, 2018. The option vested 25% at the date of grant and 25% on each anniversary of April 27, 2007 for a three-year period. Mr. Haleva also received an award of 45,000 fully-vested shares of restricted stock on October 13, 2008, at a per share price of $0.34 in connection with services rendered as a director. As of December 31, 2008, Mr. Haleva held options to purchase 15,000 shares of common stock, with such options expiring January 13, 2009.

(6)	Prior to his resignation as a director on October 13, 2008, Mr. Keating held options to purchase 30,000 shares of our common stock at a per share price of $4.20. On May 13, 2008, those options were cancelled and we issued Mr. Keating a new option to purchase 30,000 shares of common stock at an exercise price of $1.21 with the same vesting provisions as the cancelled option, terminating on May 12, 2018. The option vested 25% at the date of grant and 25% on each anniversary of April 27, 2007 for a three-year period. Mr. Keating also received an award of 45,000 fully-vested shares of restricted stock on October 13, 2008, at a per share price of $0.34 in connection with services rendered as a director. As of December 31, 2008, Mr. Keating held options to purchase 15,000 shares of common stock, with such options expiring January 13, 2009.

The general policy of our board of directors is that compensation for independent directors should be a mix of cash and equity-based compensation. We do not pay management directors for board service in addition to their regular employee compensation. The compensation committee of our board of directors, which currently consists of Mr. Weaver and Ms. Hantman, both of whom are “independent” as that term is defined in Section 803(A)(2) of the NYSE Alternext US Company Guide, has the primary responsibility for reviewing and considering any revisions to director compensation. The Board reviews the committee’s recommendations and determines the amount of director compensation. The committee can engage the services of outside advisers, experts, and others to assist the committee in determining director compensation. During 2008, the committee did not use an outside adviser to aid in setting director compensation.
During 2008, we paid our independent directors the following compensation for services rendered:
•	quarterly cash retainer of $2,500;
•	in person attendance fee of $1,000; and
•	telephonic attendance fee of $500.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information regarding our common stock beneficially owned on March 19, 2009 for (i) each shareholder known to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.
Under the terms of the Second Amended and Restated Notes and the Amended and Restated Warrants a holder of such securities may not convert or exercise such securities to the extent such conversion or exercise would cause such holder, together with its affiliates, to beneficially own a number of shares of our common stock which would exceed 4.99% (9.99% upon the election of the holder of such securities) of our then outstanding shares of common stock following such conversion or exercise, excluding for purposes of such determination shares of our common stock issuable upon conversion of the Second Amended and Restated Notes which have not been converted and upon exercise of the Amended and Restated Warrants that have not been exercised. The shares of our common stock and percentage ownership listed in the following table for Portside Growth & Opportunity Fund and Highbridge International LLC do not reflect these contractual limitations on a holder’s ability to acquire shares of our common stock upon conversion of its Second Amended and Restated Note or exercise of its Amended and Restated Warrant.

Unless otherwise indicated, to our knowledge, each person in the following table has sole voting and investment power with respect to the shares shown. The following table assumes a total of 31,937,998 shares of common stock outstanding as of March 19, 2009.

	Shares Beneficially Owned
Name of Beneficial Owner (1)	Number	Percent of Class

Richard Kall (2)	16,866,637	52.8%
Craig Ellins	2,500	*
Abraham Sofer (3)	26,500	*
Tracy Sperry (4)	26,042	*
Mickey Elfenbein (5)	330,500	1.0%
Susan R. Hantman	—	—
David J. Weaver	10,000	*
All Executive Officers and Directors as a Group (7 persons)(6)	17,262,179	53.5%

5% Shareholders

VM Investors, LLC (7)	16,108,169	50.4%
Portside Growth and Opportunity Fund (8) c/o Ramius LLC
599 Lexington Avenue, 20th Floor, New York, NY 10022	6,550,402	19.1%
Ramius LLC (8)
599 Lexington Avenue, 20th Floor, New York, NY 10022	6,550,402	19.1%
C4S & CO LLC (8)
599 Lexington Avenue, 20th Floor, New York, NY 10022	6,550,402	19.1%
Peter A. Cohen (8)
599 Lexington Avenue, 20th Floor, New York, NY 10022	6,550,402	19.1%
Mrogan B. Stark (8)
599 Lexington Avenue, 20th Floor, New York, NY 10022	6,550,402	19.1%
Thomas W. Strauss (8)
599 Lexington Avenue, 20th Floor, New York, NY 10022	6,550,402	19.1%
Jeffrey M. Solomon (8)
599 Lexington Avenue, 20th Floor, New York, NY 10022	6,550,402	19.1%
Highbridge International LLC (9) c/o Highbridge Capital Management, LLC
9 West 57th Street, 27th Floor, New York, NY 10019	1,978,381	6.1%

*	Less than 1%.

1.	Unless otherwise stated, the address is c/o DigitalFX International, Inc., 3035 East Patrick Lane, Suite 9, Las Vegas, Nevada 89120.

2.	Consists of 758,468 shares of common stock held directly and 16,108,169 shares of common stock held by VM Investors, LLC. Mr. Kall, as the manager of VM Investors, LLC, may be deemed to beneficially own the shares of common stock held by VM Investors, LLC but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

3.	Includes of 12,500 shares of common stock that may be acquired from us within 60 days of March 19, 2009 upon the exercise of outstanding stock options.

4.	Includes of 11,042 shares of common stock that may be acquired from us within 60 days of March 19, 2009 upon the exercise of outstanding stock options.

5.	Includes of 300,000 shares of common stock that may be acquired from us within 60 days of March 19, 2009 upon the exercise of outstanding stock options.

6.	Includes 323,542 shares of common stock that may be acquired from us within 60 days of March 19, 2009 upon the exercise of outstanding stock options.

7.	Richard Kall, as the manager of VM Investors, LLC, has voting control and exercises investment discretion over the securities held by VM Investors, LLC, and may be deemed to beneficially own the shares of common stock held by VM Investors, LLC. Mr. Kall disclaims such beneficial ownership except to the extent of his pecuniary interest therein.

8.	Includes 1,804,503 shares of common stock issuable upon the conversion of a Second Amended and Restated Senior Secured Convertible Note and 471,060 shares of common stock issuable upon the exercise of an Amended and Restated Warrant. Portside Growth and Opportunity Fund (“Portside”) may be deemed to beneficially own the shares disclosed in the table above. Ramius LLC (“Ramius”) as the investment adviser of Portside, has voting control and investment discretion over securities held by Portside, and may be deemed to beneficially own the shares of common stock beneficially owned by Portside. Ramius Capital disclaims beneficial ownership of the shares held by Portside. Peter A. Cohen, Morgan B. Stark, Thomas W. Strauss and Jeffrey M. Solomon are the sole managing members of C4S& Co., LLC, the sole managing member of Ramius Capital. As a result, C4S & Co., LLC, and Messrs. Cohen, Stark, Strauss and Solomon may be considered beneficial owners of any shares deemed to be beneficially owned by Portside but disclaim beneficial ownership of these shares.

9.	Includes 541,351 shares of common stock issuable upon the conversion of a Second Amended and Restated Senior Secured Convertible Note and 141,318 shares of common stock issuable upon the exercise of an Amended and Restated Warrant. Highbridge Capital Management, LLC is the trading manager of Highbridge International LLC and has voting control and investment discretion over the securities held by Highbridge International LLC. Glenn Dubin and Henry Swieca control Highbridge Capital Management, LLC and have voting control and investment discretion over the securities held by Highbridge International LLC. Each of Highbridge Capital Management, LLC, Glenn Dubin and Henry Swieca disclaims beneficial ownership of the securities held by Highbridge International LLC.
The following table sets forth certain information regarding our Series A 12% Cumulative Convertible Preferred Stock beneficially owned on March 19, 2009 for (i) each shareholder known to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. Unless otherwise indicated, to our knowledge, each person in the following table has sole voting and investment power with respect to the shares shown. The following table assumes a total of 2,000,000 shares of Series A 12% Cumulative Convertible Preferred Stock outstanding as of March 19, 2009.

	Shares Beneficially Owned
Name of Beneficial Owner (1)	Number	Percent of Class

Richard Kall (2)	3,000,000	100.0%

1.	Unless otherwise stated, the address is c/o DigitalFX International, Inc., 3035 East Patrick Lane, Suite 9, Las Vegas, Nevada 89120.

Changes in Control
Under the terms of the Second Amended and Restated Notes and Amended and Restated Warrants, we provided to the Investors anti-dilution protection whereby in the event we issue securities (other than certain exempt securities) for a consideration per share less than the per share conversion price or exercise price (as applicable) in effect immediately prior to such issuance, immediately after such issuance the per share conversion price or exercise price (as applicable) then in effect will be reduced to the issuance price per share of such newly issued securities. This anti-dilution protection could result in a change in control to the extent that we are required to issue a large enough number of shares of our common stock upon the conversion of the Second Amended and Restated Notes or exercise of the Amended and Restated Warrants at a low enough per share conversion price or exercise price (as applicable).
Equity Compensation Plan Information
The following table sets forth information concerning our equity compensation plans as of December 31, 2008.

Number of securities
			Weighted-average	remaining available for
	Number of securities to		exercise price of	future issuance under
	be issued upon exercise		outstanding	equity compensation plans
	of outstanding options,		options, warrants	(excluding securities
	warrants and rights		and rights	reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	829,755	(1)	$0.91	2,484,750
Equity compensation plans not approved by security holders	—		—	—

Total	829,755		$0.91	2,484,750

(1)	Includes options originally issued by VMdirect and assumed by us which currently entitle the holders thereof to purchase shares of our common stock as follows: an aggregate of 139,105 shares at a per share exercise price of $0.26 expiring on December 31, 2015.
2006 Stock Incentive Plan
Our 2006 Stock Incentive Plan was adopted and became effective in August 2006 and was amended in July 2007 to increase the number of shares available for awards under the 2006 Stock Incentive Plan to 5,000,000 (as amended, the “Plan”). A total of 3,175,000 shares of common stock remain reserved for issuance upon exercise of awards granted under the Plan. The number of shares reserved for issuance under the Plan is subject to an annual increase on the first day of each fiscal year during the term of the Plan, beginning January 1, 2007, in each case in an amount equal to the lesser of (i) 1,000,000 shares of common stock, (ii) 5% of the outstanding shares of common stock on the last day of the immediately preceding year, or (iii) an amount determined by our board of directors. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the Plan.
The Plan will terminate after 10 years from the effective date, unless it is terminated earlier by our board of directors. The Plan authorizes the award of stock options, stock purchase grants, stock appreciation rights and stock units.

The Plan is administered by the Compensation Committee which has the authority to construe and interpret the Plan, grant awards and make all other determinations necessary or advisable for the administration of the Plan.
The Plan provides for the grant of both incentive stock options that qualify under Section 422 of the Internal Revenue Code and nonqualified stock options. Incentive stock options may be granted only to our employees or to employees of any of our parents or subsidiaries. All awards other than incentive stock options may be granted to our employees, officers, directors, consultants, independent contractors and advisors or employees, officers, directors, consultants, independent contractors and advisors of any of our parents or subsidiaries. The exercise price of incentive stock options must be at least equal to the fair market value of our common stock on the date of grant. The exercise price of incentive stock options granted to 10% shareholders must be at least equal to 110% of that value. The exercise price of nonqualified stock options will be determined by the administrator of the Plan when the options are granted. The term of options granted under the Plan may not exceed 10 years.
Awards granted under the Plan may not be transferred in any manner other than by will or by the laws of descent and distribution or as determined by the administrator of the Plan. Unless otherwise restricted by such administrator, nonqualified stock options may be exercised during the lifetime of the optionee only by the optionee, the optionee’s guardian or legal representative or a family member of the optionee who has acquired the option by a permitted transfer. Incentive stock options may be exercised during the lifetime of the optionee only by the optionee or the optionee’s guardian or legal representative. Options granted under our the Plan generally may be exercised for a period of three months (twelve months in the event of death, disability or retirement) after the termination of the optionee’s service with us or any parent or subsidiary of ours. Options will generally terminate immediately upon termination of employment for cause.
The purchase price for restricted stock will be determined by the administrator of the Plan at the time of grant. Stock bonuses may be issued for past services or may be awarded upon the completion of services or performance goals.
If we are subject to a change in control transaction, the administrator would determine, in its sole discretion, whether to accelerate any vested or unvested portion of any award. Additionally, if a change in control were to occur, any agreement between us and any other party to the change in control could provide for (1) the continuation of any outstanding awards, (2) the assumption of the Plan or any awards by the surviving entity or any of its affiliates, (3) cancellation of awards and substitution of other awards with substantially the same terms or economic value as the cancelled awards, or (4) cancellation of any vested or unvested portion of awards, subject to providing notice to the option holder.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
Related Party Transactions
Other than the transactions described below, since January, 2007 there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:
•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and
•	in which any director, executive officer, other shareholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

On January 29, 2007, we entered into an Amended and Restated License, Hosting and Services Agreement (the “Amended Agreement”) with RazorStream, a company controlled by VM Investors, LLC, our majority shareholder, which is in turn managed by Richard Kall, our Chairman and Chief Executive Officer. The Amended Agreement amends and restates the Licensing, Hosting and Services Agreement effective May 1, 2005 with RazorStream.
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
Effective upon the change in control in October 2008, we further amended our agreements with RazorStream. Under the terms of the amended agreements, we agreed to pay a fixed fee of $105,000 in the aggregate for the above described services to all websites owned by us, payable in advance on the 1st and 15th of every month, until the agreements are terminated by either party upon 45 days notice. On March 13, 2009, we advised RazorStream of our intent to terminate the above agreements no later than April 30, 2009.
In connection with the services discussed above, we incurred expenses of $2,029,000 and $1,386,000 during the years ended December 31, 2007 and 2008, respectively.
On June 8, 2007, we entered into a Subscription, Loan and Rights Agreement (the “SaySwap Agreement”) with SaySwap, Inc. (“SaySwap”) pursuant to which we agreed to purchase a Senior Secured Convertible Promissory Note (the “SaySwap Note”) issued by SaySwap in the principal amount of $225,000 and a warrant (the “SaySwap Warrant”) to purchase 26.1 shares of SaySwap’s common stock. SaySwap is a company that is 60% owned by Mickey Elfenbein, our former Chief Operating Officer, and members of his immediate family.

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
The SaySwap Warrant entitles us to purchase 26.1 shares of SaySwap’s common stock at a per share price of $3,831. We exercised the SaySwap Warrant in February 2008 for an aggregate purchase price of $100,000. We are pursuing collection of the SaySwap note and related accrued interest.
On June 1, 2007, we subscribed to purchase 72 shares of the Series A Redeemable Convertible Preferred Stock of C J Vision Enterprises, Inc. (“CJVE”), and deposited with CJVE the aggregate purchase price of $216,000. On June 15, 2007, we purchased from CVJE 20 shares of the common stock of CJVE for aggregate consideration of $600,000. A member of the Board of Directors of CVJE, Emanuel Gerard, was also a member of our board of directors at the time of the investment.
On July 28, 2008, we became party to a Share Exchange Agreement (the “Exchange Agreement”) with Pet Express Supply, Inc.(“Pet Express”), a publicly traded Nevada corporation, pursuant to which Pet Express purchased from the shareholders of CJVE all issued and outstanding shares of CJVE’s capital stock and warrants to purchase CJVE stock in consideration for the issuance of 2,235,112 shares of common stock of Pet Express and, to one of the shareholders, warrants to purchase 629,424 shares of common stock of Pet Express (the “Share Exchange”). As a result of the Share Exchange we received 920,000 shares of common stock of Pet Express representing 31.3% of the issued capital of Pet Express, and became the single largest shareholder of Pet Express.
On September 26, 2008, as a result of a reverse stock split, Pet Express, which was renamed WoozyFly, Inc., issued 4,600,000 additional shares of its common stock to us, bringing our total ownership to 5,520,000 shares of common stock.
On December 22, 2008, we traded these 5,520,000 shares of common stock in exchange for forgiveness of $800,000 of the principal due to our convertible note holders as more fully described in Note 9 in the Notes to the Consolidated Financial Statements.
On December 22, 2008, we entered into a Series A 12% Cumulative Convertible Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Richard Kall, our Chairman and Chief Executive Officer, and manager of our majority shareholder, pursuant to which Mr. Kall agreed to purchase from us, for an aggregate purchase price of $2,000,000, 2,000,000 shares of Series A Preferred Stock and a warrant to purchase 1,000,000 shares of Series A Preferred Stock, with a term of 5 years and an exercise price of $1.00 per share. Mr. Kall paid the aggregate purchase price through an advance on November 14, 2008 of $500,000 to us, an advance on December 18, 2008 of $200,000 to us, and a cash payment of $1,300,000 on December 22, 2008.
We made payments to Vayan Marketing, LLC totaling $225,000 during the year ended December 31, 2007 and $50,000 during the year ended December 31, 2008, under an agreement to provide auto-responder services to us. The agreement expired in December, 2007 and has been renewed on a month to month basis by us at a monthly rate of $5,000. Laura Kall, an officer of Vayan Marketing Group, LLC is the daughter of Richard Kall.

We have made payments to Jennifer Kall, Richard Kall’s daughter, Mitchell Felton, Richard Kall’s son-in-law, and Lizanne Kall, Mr. Kall’s spouse totaling $676,766 during the year ended December 31, 2007 and $455,716 during the year ended December 31, 2008, in commissions as affiliates of VMdirect.
We have made payments to Peter Newman, Craig Ellins and Amy Black’s son, and Marianne Weaver, Amy Black’s sister, totaling $159,731 during the year ended December 31, 2007 and $145,175 during the year ended December 31, 2008, in commissions as affiliates of VMdirect.
Director Independence
Each of Susan R. Hantman and David J. Weaver, constituting a majority of our board of directors, is “independent” as that term is defined in Section 803(A)(2) of the NYSE Alternext US Company Guide.
ITEM 14. Principal Accounting Fees and Services.
Audit Fees
Weinberg & Company, P.A., our independent registered public accounting firm (“Weinberg”) billed us an aggregate of approximately $150,000 and $131,000 in fees for professional services rendered during 2008 and 2007, respectively, for the audit of our annual financial statements for the fiscal years ended December 31, 2008 and 2007 and for the reviews of the financial statements included in our Form 10-Q and Form 10-QSB for each quarter of Fiscal 2008 and 2007, respectively.
Audit-Related Fees
Weinberg billed us an aggregate of approximately $19,000 and $26,000 in fees for assurance and related services performed in 2008 and 2007, respectively related to the audit of our annual financial statements for the fiscal years ended December 31, 2008 and 2007.
Our Audit Committee is directly responsible for interviewing and retaining our independent registered public accounting firm, considering the accounting firm’s independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent registered public accounting firm. The Audit Committee does not delegate these responsibilities. During the fiscal year ended December 31, 2008, our Audit Committee pre-approved 100% of the services described above for Weinberg.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules.
The financial statements filed as part of this Annual Report on Form 10-K are listed on page 37.
The exhibits filed with this Annual Report on Form 10-K are listed in the attached Exhibit Index.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITALFX INTERNATIONAL, INC.
By:	/s/ Richard Kall
Richard Kall
Chairman and Chief Executive Officer
Date: March 20, 2009
POWER OF ATTORNEY
The undersigned directors and officers of DigitalFX International, Inc. do hereby constitute and appoint Abraham Sofer and Tracy Sperry with full power of substitution and resubstitution, as their true and lawful attorney and agent, to do any and all acts and things in their name and behalf in their capacities as directors and officers and to execute any and all instruments for them and in their names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for them or any of them in their names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and they do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Kall Richard Kall	Chairman and Chief Executive Officer (Principal Executive Officer)	March 20, 2009

/s/ Abraham Sofer Abraham Sofer	President	March 20, 2009

/s/ Tracy Sperry Tracy Sperry	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2009

/s/ Susan Hantman Susan Hantman	Director	March 20, 2009

/s/ David J. Weaver David J. Weaver	Director	March 20, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1.1
Articles of Incorporation of the Company effective January 23, 1991. Filed previously as Exhibit 2.1 to the Company’s Form 10-SB Registration Statement (File #: 000-27551), filed with the Securities and Exchange Commission on October 5, 1999, and incorporated herein by this reference.

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

3.1.6
Articles of Amendment of Articles of Incorporation of the Company effective December 18, 2008. Filed previously as Exhibit 3.1 to the Company’s Current Report on Form 8-K/A (File #: 001-33667), filed with the Securities and Exchange Commission on December 24, 2008, and incorporated herein by this reference.

3.2
Bylaws of the Company. Filed previously as Exhibit 3.2 to the Company’s Form 10-QSB (File #: 001-33667), filed with the Securities and Exchange Commission on November 14, 2007, and incorporated herein by this reference.

4.1
Articles of Incorporation of the Company effective January 23, 1991. Filed previously as Exhibit 2.1 to the Company’s Form 10-SB Registration Statement (File #: 000-27551), filed with the Securities and Exchange Commission on October 5, 1999, and incorporated herein by this reference.

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

Exhibit Number	Exhibit Title

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

4.6
Articles of Amendment of Articles of Incorporation of the Company effective December 18, 2008. Filed previously as Exhibit 3.1 to the Company’s Current Report on Form 8-K-A (File #: 001-33667), filed with the Securities and Exchange Commission on December 24, 2008, and incorporated herein by this reference.

4.7
Bylaws of the Company. Filed previously as Exhibit 3.2 to the Company’s Form 10-QSB (File #: 001-33667), filed with the Securities and Exchange Commission on November 14, 2007, and incorporated herein by this reference.

10.1
Sublease dated August 8, 2005, by and between Public Market Ventures, Inc. and VMdirect, L.L.C. Filed previously as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File #: 000-27551), filed with the Securities and Exchange Commission on June 19, 2006, and incorporated herein by this reference.

10.2
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

10.3
2006 Stock Incentive Plan. Filed previously as Exhibit B to the Company’s Definitive Information Statement on Schedule 14C (File #: 000-27551), filed with the Securities and Exchange Commission on July 7, 2006, and incorporated herein by this reference.**

10.4
Form of VMdirect, L.L.C. Warrant. Filed previously as Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 (File #: 333-136855), filed with the Securities and Exchange Commission on October 5, 2006, and incorporated herein by this reference.

10.5
Form of Warrant Assignment and Assumption Agreement. Filed previously as Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2 (File #: 333-136855), filed with the Securities and Exchange Commission on October 5, 2006, and incorporated herein by this reference.

10.6
Form of Amended and Restated License, Hosting and Services Agreement with RazorStream LLC. Filed previously as Exhibit 10.15 to the Company’s Annual Report on Form 10-KSB/A (File #: 000-27551), filed with the Securities and Exchange Commission on March 19, 2007, and incorporated herein by this reference.

10.7
Lease Agreement dated February 7, 2007, between Patrick Airport Business Center, LLC and the Company. Filed previously as Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB/A (File #: 000-27551), filed with the Securities and Exchange Commission on March 19, 2007, and incorporated herein by this reference.

Exhibit Number	Exhibit Title

10.8
Professional Services Agreement dated February 22, 2007, between Bolsover Endeavours and the Company. Filed previously as Exhibit 10.17 to the Company’s Annual Report on Form 10-KSB/A (File #: 000-27551), filed with the Securities and Exchange Commission on March 19, 2007, and incorporated herein by this reference.

10.9
Form of Subscription and Rights Agreement between DigitalFX International, Inc. and Fusion Telecommunications International, Inc. Filed previously as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB (File #: 000-27551), filed with the Securities and Exchange Commission on August 14, 2007, and incorporated herein by this reference.

10.10
Private Label Purchase Agreement dated May 23, 2007, between DigitalFX International, Inc. and Fusion Telecommunications International, Inc. Filed previously as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB (File #: 000-27551), filed with the Securities and Exchange Commission on August 14, 2007, and incorporated herein by this reference.*

10.11
Subscription, Loan and Rights Agreement dated June 8, 2007, between DigitalFX International, Inc. and SaySwap, Inc. Filed previously as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB (File #: 000-27551), filed with the Securities and Exchange Commission on August 14, 2007, and incorporated herein by this reference.

10.12
Promissory Note dated June 8, 2007, issued by SaySwap, Inc. in favor of DigitalFX International, Inc. Filed previously as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB (File #: 000-27551), filed with the Securities and Exchange Commission on August 14, 2007, and incorporated herein by this reference.

10.13
Software License and Services Agreement dated June 8, 2007, between DigitalFX International, Inc. and Transparensee Systems, Inc. Filed previously as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB (File #: 000-27551), filed with the Securities and Exchange Commission on August 14, 2007, and incorporated herein by this reference.*

10.14
Reseller Agreement dated June 8, 2007, between DigitalFX International, Inc. and Transparensee Systems, Inc. Filed previously as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB (File #: 000-27551), filed with the Securities and Exchange Commission on August 14, 2007, and incorporated herein by this reference.*

10.15
Promissory Note dated June 8, 2007, issued by Transparensee Systems, Inc. in favor of DigitalFX International, Inc. Filed previously as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-QSB (File #: 000-27551), filed with the Securities and Exchange Commission on August 14, 2007, and incorporated herein by this reference.

10.16
Employment Agreement dated August 24, 2007, between DigitalFX International, Inc. and Mickey Elfenbein. Filed previously as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File #: 001-33667), filed with the Securities and Exchange Commission on August 30, 2007, and incorporated herein by this reference.**

10.17
Membership Interest Purchase Agreement dated November 6, 2007, among DigitalFX International, Inc., Richard J. Milham, Jr. and Blue Trident Enterprises, LLC. Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File #: 001-33667), filed with the Securities and Exchange Commission on March 31, 2008, and incorporated herein by this reference.

Exhibit Number	Exhibit Title

10.18
Securities Purchase Agreement dated November 29, 2007, by and between the Company and the Buyers listed on the Schedule of Buyers attached thereto. Filed previously as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File #: 001-33667), filed with the Securities and Exchange Commission on November 30, 2007, and incorporated herein by this reference.

10.19
Form of Senior Secured Convertible Note. Filed previously as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File #: 001-33667), filed with the Securities and Exchange Commission on November 30, 2007, and incorporated herein by this reference.

10.20
Form of Warrant. Filed previously as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File #: 001-33667), filed with the Securities and Exchange Commission on November 30, 2007, and incorporated herein by this reference.

10.21
Form of Registration Rights Agreement. Filed previously as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File #: 001-33667), filed with the Securities and Exchange Commission on November 30, 2007, and incorporated herein by this reference.

10.22
Form of Security Agreement. Filed previously as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File #: 001-33667), filed with the Securities and Exchange Commission on November 30, 2007, and incorporated herein by this reference.

10.23
Form of Pledge Agreement. Filed previously as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File #: 001-33667), filed with the Securities and Exchange Commission on November 30, 2007, and incorporated herein by this reference.

10.24
Form of Guaranty. Filed previously as Exhibit 10.7 to the Company’s Current Report on Form 8-K (File #: 001-33667), filed with the Securities and Exchange Commission on November 30, 2007, and incorporated herein by this reference.

10.25
Letter Agreement dated June 1, 2007 and executed December 3, 2007, between DigitalFX International, Inc. and C J Vision Enterprises, Inc. Filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-KSB (File #: 001-33667), filed with the Securities and Exchange Commission on March 31, 2008, and incorporated herein by this reference.

10.26
Subscription Agreement dated June 18, 2007 and executed December 3, 2007, between DigitalFX International, Inc. and C J Vision Enterprises, Inc. Filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-KSB (File #: 001-33667), filed with the Securities and Exchange Commission on March 31, 2008, and incorporated herein by this reference.

10.27
Separation Agreement and Release of All Claims dated February 4, 2008, between DigitalFX International, Inc. and Lorne Walker. Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-KSB (File #: 001-33667), filed with the Securities and Exchange Commission on March 31, 2008, and incorporated herein by this reference.

10.28
Form of Amendment and Exchange Agreement dated March 24, 2008. Filed previously as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File #: 001-33667), filed with the Securities and Exchange Commission on March 25, 2008, and incorporated herein by this reference.

10.29
Form of Amended and Restated Senior Secured Convertible Note. Filed previously as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File #: 001-33667), filed with the Securities and Exchange Commission on March 25, 2008, and incorporated herein by this reference.

Exhibit Number	Exhibit Title

10.30
Form of Amended and Restated Warrant. Filed previously as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File #: 001-33667), filed with the Securities and Exchange Commission on March 25, 2008, and incorporated herein by this reference.

10.31	Employment Agreement dated April 29, 2008, between the Company and Abraham Sofer. **

10.32	Share Exchange Agreement dated July 28, 2008, between CJ Vision Enterprises, Inc., all of the shareholders of CJ Vision Enterprises, Inc. and Pet Express Supply, Inc.

10.33
Form of Indemnification Agreement. Filed previously as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File #: 001-33667), filed with the Securities and Exchange Commission on November 14, 2008, and incorporated herein by this reference.

10.34
Framework Agreement dated October 15, 2008, among the Company, Richard Kall, Craig Ellins and Amy Black. Filed previously as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File #: 001-33667), filed with the Securities and Exchange Commission on October 17, 2008, and incorporated herein by this reference.

10.35
Form of Note Purchase Agreement. Filed previously as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File #: 001-33667), filed with the Securities and Exchange Commission on October 17, 2008, and incorporated herein by this reference.

10.36
Series A 12% Cumulative Convertible Preferred Stock Purchase Agreement dated December 22, 2008, between the Company and Richard Kall. Filed previously as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File #: 001-33667), filed with the Securities and Exchange Commission on December 24, 2008, and incorporated herein by this reference.

10.37
Warrant to Purchase Series A 12% Cumulative Convertible Preferred Stock issued on December 22, 2008 by the Company in favor of Richard Kall. Filed previously as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File #: 001-33667), filed with the Securities and Exchange Commission on December 24, 2008, and incorporated herein by this reference.

10.38
Agreement dated December 22, 2008, between the Company and Richard Kall. Filed previously as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A (File #: 001-33667), filed with the Securities and Exchange Commission on December 24, 2008, and incorporated herein by this reference.

10.39
Form of Amendment and Exchange Agreement dated December 22, 2008. Filed previously as Exhibit 10.4 to the Company’s Current Report on Form 8-K/A (File #: 001-33667), filed with the Securities and Exchange Commission on December 24, 2008, and incorporated herein by this reference.

10.40
Form of Second Amended and Restated Senior Secured Convertible Note. Filed previously as Exhibit 10.5 to the Company’s Current Report on Form 8-K/A (File #: 001-33667), filed with the Securities and Exchange Commission on December 24, 2008, and incorporated herein by this reference.

21.1	List of Subsidiaries.

23.1	Consent of Weinberg & Company, P.A.

24.1	Power of Attorney (included as part of the Signature Page of this Annual Report on Form 10-K).

Exhibit Number	Exhibit Title

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested.

**	Management contract or compensatory plan.