Form 10-Q
period 2009-03-31
DigitalFX International Inc
filed 2009-05-14
CIK 1095691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2009

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

Yes  ☐                                  No ☒
As of May 12, 2009, 32,337,998 shares of the registrant’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

DigitalFX International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2009	2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$184	$664
Accounts receivable	44	52
Inventories, net	249	295
Prepaid expenses and other assets	204	243
Total current assets	681	1,254

Investments, net	495	169
Assets held for exchange	-	402
Deferred financing costs	87	100
Property and equipment, net	395	486
Deposits, merchant processors	418	609
Other assets	-	12
Total assets	$2,076	$3,032

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$295	$99
Accrued expenses	595	629
Accrued commissions	1,186	1,243
Convertible notes payable, current	50	50
Derivative liabilities	518	-
Capital lease obligation, current	48	47
Total current liabilities	2,692	2,068

Capital lease obligation	68	81
Loan from shareholder	200	-
Convertible notes payable, net	640	826
Total liabilities	3,600	2,975

Commitments and Contingencies

Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 2,000,000 issued and outstanding	20	20
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,337,998 and 31,937,998 shares issued and outstanding, respectively	25	25
Additional paid in capital	17,160	16,982
Other comprehensive income	16	8
Accumulated deficit	(18,745)	(16,978)
Total stockholders’ equity (deficiency)	(1,524)	57
Total liabilities and stockholders’ equity (deficiency)	$2,076	$3,032

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data, unaudited)

	Three Months Ended March 31,
	2009	2008

Revenues	$1,727	$4,818
Cost of revenues	817	1,000

Gross profit	910	3,818

Commission expenses	632	1,818
Other operating expenses	1,663	2,461

Operating loss	(1,385)	(461)

Other (income) expense:
Unrealized loss on investment	76	439
Loss on modification of debt	-	1,920
Financing costs, net	99	301
Loss on derivative financial instruments	387	-
Other income, net	-	(9)

Other expense, net	562	2,651

Loss before provision for income taxes	(1,947)	(3,112)

Provision (benefit) for income taxes	(46)	1

Net loss	(1,901)	(3,113)

Preferred stock dividend	60	-

Net loss available to common stockholders	$(1,961)	$(3,113)

Net loss per share available to common stockholders:
Basic and fully diluted	$(.06)	$(0.12)

Weighted average shares outstanding:
Basic and fully diluted	32,404,665	25,253,043

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(In thousands, except share data)

Three Months Ended March 31, 2009 (unaudited)

	Preferred	Common	Preferred	Common	Additional	Other Comprehensive	Accumulated
	Shares	Shares	Stock	Stock	Paid-In Capital	Loss	Deficit	Total

Balance, December 31, 2008	2,000,000	31,937,998	$20	$25	$16,982	$8	$(16,978)	$57

Cumulative effect of change in accounting principle- January 1, 2009 reclassification of embedded feature of equity based financial instruments to derivative liabilities	-	-	-	-	(65)	-	194	129

Issuance of common stock for services	-	1,400,000	-	-	187	-	-	187

Preferred stock dividend	-	-	-	-	-	-	(60)	(60)

Fair value of vested options	-	-	-	-	56	-	-	56

Foreign currency translation adjustment	-	-	-	-	-	8	-	8

Net loss for the three months ended March 31, 2009	-	-	-	-	-	-	(1,901)	(1,901)

Balance, March 31, 2009	2,000,000	33,337,998	$20	$25	$17,160	$16	$(18,745)	$(1,524)

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities:

Net loss	$(1,901)	$(3,113)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91	93
Equity based compensation expense	56	126
Common stock issued for services	187	-
Amortization of financing costs and debt discount	55	200
Unrealized loss on investment	76	439
Loss on modification of debt	-	1,920
Loss on derivative financial instrument	387	-
Deferred income taxes	-	2
Changes in assets and liabilities:
Accounts receivable	8	(457)
Inventory	46	177
Prepaid expenses and other assets	243	(294)
Accounts payable and accrued expenses	76	(296)

Net cash used in operating activities	(676)	(1,203)

Investing activities:
Exercise of warrants to acquire interest in company owned by related party	-	(100)

Net cash used in investing activities	-	(100)

Financing activities:
Proceeds from issuance of common stock, net	-	2
Advance from stockholder	200	-
Repayment of capital lease obligation	(12)	-
Repayment of convertible notes	-	(2,000)

Net cash provided by (used in) financing activities	188	(1,998)

Foreign currency translation	8	28

Change in cash and cash equivalents	(480)	(3,273)
Cash and cash equivalents, beginning of period	664	5,319

Cash and cash equivalents, end of period	$184	$2,046

Supplemental Cash Flow Information:
Cash paid for interest	$-	$171
Non-Cash Investing and Financing Activities:
Cumulative effect of accounting change	$129	$-
Preferred stock dividend	$60	$-
Reclassification of assets held for exchange to investments	$402	$-
Tax benefit related to stock options and warrants	$-	$2
Tax effect of loss on investment	$-	$(140)
Repayment of notes from restricted cash	$-	$(2,000)

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2009 and 2008 (unaudited)

Note 1.               The Company and Basis of Presentation

Company

DigitalFX International, Inc. (the “Company”) a Florida corporation, is a Nevada based holding company for a direct selling corporate group offering an exclusive suite of marketing tools which include enhanced video and audio email service, live web casting, on demand video conferencing and a state-of- the-art e-marketing campaign manager.

Currently, these applications are offered to the Company’s Affiliate network through the website www.vmdirect.com, operated by its wholly-owned subsidiary VMdirect, LLC, a Nevada limited liability company (“VMdirect”), and VMdirect’s wholly-owned U.K. and Ireland subsidiaries, to the Company’s consumer retail base via the website www.helloWorld.com, operated by its wholly-owned subsidiary DigitalFX Networks, LLC, a Nevada limited liability company (“DigitalFX Networks”), and to the Company’s commercial user base via the website www.attainresponse.com.

The condensed consolidated financial statements include the accounts of the Company, VMdirect and its wholly-owned U.K. and Ireland subsidiaries, and the Company’s wholly-owned Nevada subsidiaries.  Inter-company transactions and balances have been eliminated.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern.  The Company incurred a net loss of $1,901 and utilized cash in operating activities of $676 during the three months ended March 31, 2009, and as of March 31, 2009 the Company’s current liabilities exceeded current assets by $2,011.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that the recent change in management will result in the Company returning to profitable operations through its new product offerings (launched in late March 2009) and cost cutting practices.  The Company may also continue to seek to finance future capital needs through various means and channels, such as issuance of long-term debt or sale of equity securities.  However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its working capital deficit or operating losses.  The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2009 and 2008 (unaudited)

Use of Estimates and Assumptions

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.  Examples of significant estimates used in preparing the accompanying financial statements include, but are not limited to: the carrying value of long-lived assets; useful lives of property and equipment; revenue recognition; and the valuation allowances for receivables, inventories and sales returns, the value of derivative instruments and the value of stock options issued for the purpose of determining stock-based compensation.  Actual results and outcomes may materially differ from management’s estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities of three months or less when acquired to be cash equivalents.  The Company holds its cash in what it believes to be credit-worthy financial institutions.

At March 31, 2009 and December 31, 2008, the Company had $418 and $609, respectively, of funds held by banks as reserves against any possible charge backs and returns on credit card transactions related to customer disputes that are not offset against the Company’s daily sales deposit activity.  These amounts are reflected as Deposit, Merchant Processors on the Company’s condensed consolidated balance sheets.

Investments

The Company accounts for its investments in equity securities under Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The Company has classified its investments as available for sale securities, and such securities are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income in stockholders’ equity.  Realized gains and losses and declines in value considered to be other than temporary on available for sale securities are included in other income (loss).

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2009 and 2008 (unaudited)

Fair Value of Financial Instruments

The Company partially adopted SFAS 157, “Fair Value of Financial Instruments,” on January 1, 2008, delaying application for non-financial assets and non-financial liabilities as permitted.  This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

Level 3:  unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.  Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds and are measured using present value pricing models.

In accordance with SFAS 157, the Company determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety.

The following table represents certain financial instruments of the Company measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2009:

Assets:	Level 1	Level 2	Level 3	Total
Investments at fair value	$93	$-	$402	$495

Liabilities:	Level 1	Level 2	Level 3	Total
Conversion feature derivative at fair value	$-	$-	$430	$430
Warrant derivative at fair value	$-	$-	$88	$88
	$-	$-	$518	$518

See Notes 5, 7 and 8 for more information on these financial instruments.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2009 and 2008 (unaudited)

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses a probability weighted Black-Scholes-Merton valuation technique to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Affiliate Business Packages

The Company recognizes revenue from the sales of the cameras and selling aids within the business package, including shipping revenue, in accordance with SAB No. 104, when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.  Generally, these criteria are met at the time the product is shipped to customers when title and risk of loss have transferred.  Sales of the above products, ranging in price from $95 to $2,495 USD (pricing not in thousands), entail no post-customer support or delivery of any other items.  Allowances for estimated subsequent customer returns are provided when revenues are recorded.  Costs incurred for the shipping and handling of its products are recorded as cost of sales.

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
Three Months Ended March 31, 2009 and 2008 (unaudited)

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

Conferences and Events

The Company also earns fees for certain events it hosts such as sales and training conferences and seminars.  Revenue is recognized when all of the criteria of SAB No. 104 described above are met, which is generally after the event has occurred.  Amounts collected prior to the event are reflected as deferred revenue, and recognized after the event has occurred.  As of March 31, 2009, there was no deferred revenue related to conferences and events.

Shipping and Handling Fees

Shipping and handling fees are billed to customers and included in revenue.  The related costs are included in cost of goods sold.  Shipping and handling costs are charged to expense as incurred.  Total shipping and handling costs of $67 and $94 are included in cost of goods sold for the three months ended March 31, 2009 and 2008, respectively.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2009 and 2008 (unaudited)

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.  The Company adopted SFAS 123R, “Accounting for Stock-Based Compensation” effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.  The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereby the fair value of the stock compensation is based on the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instrument is complete.

Valuation Assumptions

The fair value of options and warrants were estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions for the three months ended March 31, 2009 and 2008:

	March 31,	March 31,
	2009	2008

Dividend yield	-0-	-0-
Risk-free interest rate	1.50% - 4.64%	4.50% - 4.64%
Expected volatility	42.00% - 101.54%	42.00% - 68.38%
Expected life of options	5 years	5 years

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2009 and 2008 (unaudited)

As of March 31, 2009 and 2008, potentially dilutive securities include options to purchase approximately 693,000 and 1,248,000 shares of common stock and warrants to purchase approximately 1,275,000 and 1,275,000 shares of common stock, respectively.  In addition, at March 31, 2009, potentially dilutive securities include Series A Convertible Preferred Stock, which is convertible into 10,000,000 shares of common stock, Series A Warrants, which are convertible into 5,000,000 shares of common stock and convertible notes, which are convertible into approximately 4,037,000 shares of common stock.

Potentially dilutive securities were not included in the calculation of loss for the three months ended March 31, 2009 and 2008, because the Company incurred a loss during such periods and thus their effect would be anti-dilutive, and basic and diluted loss per share are the same.

Member Incentives

The Company’s commission structure is based on a multi-tiered affiliate program.  Commissions are recorded for sales, including commissions based on bonus points assigned to products which are independent of the product’s price.  Commissions totaled $632 and $1,818 for the three months ended March 31, 2009 and 2008 respectively, and are included in the accompanying condensed consolidated statements of operations.

Comprehensive Income (Loss)

SFAS 130, “Reporting Comprehensive Income,” established rules for the reporting and display of comprehensive income and its components.  SFAS 130 requires unrealized gains or losses on the Company’s foreign currency translation adjustments to be reported as a separate component (comprehensive income/loss) of stockholders’ equity.  The components of comprehensive loss are as follows:

	Three months ended March 31,
	2009	2008

Net loss	$(1,901)	$(3,113)
Foreign currency translation	8	28
Unrealized loss on investment, (net of taxes of $140)	-	273
Comprehensive loss	$(1,893)	$(2,812)

Recent Accounting Pronouncements

In December 2007, Financial Accounting Standards Board (“FASB”) SFAS 141R, “Business Combinations (revised 2007)” was issued.  SFAS 141R replaces SFAS 141 “Business Combinations”.  SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although SFAS 141R may impact our reporting in future financial periods, the Company has determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2009 and 2008 (unaudited)

In April 2008 the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although FSP 142-3 may impact our reporting in future financial periods, the Company has determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS 160 requires: (a) noncontrolling interests in subsidiaries to be separately presented within equity; (b) consolidated net income to be adjusted to include the net income attributable to a noncontrolling interest; (c) consolidated comprehensive income to be adjusted to include the comprehensive income attributed to a noncontrolling interest; (d) additional disclosures; and (e) a noncontrolling interest to continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The effective date, as well as the adoption date for the Company was January 1, 2009.  Although SFAS 160 may impact our reporting in future financial periods, the Company has determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS 141(R)-1 amends and clarifies SFAS 141(R), to address application issues raised on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 is effective for the first annual reporting period on or after December 31, 2008. The impact of FSP No. FAS 141(R)-1 on the Company’s consolidated financial statements will depend on the number and size of acquisition transactions, if any, engaged in by the Company.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 157-4 requires comparative disclosures only for periods ending after initial adoption. The Company does not expect that the changes associated with adoption of FSP FAS 157-4 will have a material effect on its financial statements and disclosures.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2009 and 2008 (unaudited)

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities and is effective for fiscal years beginning after November 15, 2008. SFAS 161 became effective for the Company January 1, 2009. The additional disclosure requirements of SFAS 161 are incorporated in Note 8 of the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 require comparative disclosures only for periods ending after initial adoption. The Company does not expect that the changes associated with adoption of FSP FAS 107-1 and APB 28-1 will have a material effect on its financial statements and disclosures.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 115-2 and FAS 124-2 do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 115-2 and FAS 124-2 require comparative disclosures only for periods ending after initial adoption. The Company does not expect that the changes associated with the adoption of FSP FAS 115-2 and FAS 124-2 will have a material effect on the on its financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3.               Product, Customer and Geographic Information

SFAS 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for the reporting of business enterprises of information about operating segments, products and services, geographic areas and major customers.  The standard for determining what information to report is based on operating segments within the Company that are regularly reviewed and used by the chief operating decision-maker in evaluating financial performance and resource allocation.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2009 and 2008 (unaudited)

The Company’s chief operating decision-maker is considered to be the chief executive officer (CEO).  Based on the financial information reviewed by the CEO, the Company has determined that it operates in a single operating segment, specifically, digital web-based communications services.

The following table presents net revenue by category for the three months ended March 31, 2009 and 2008.

Revenue:	March 31, 2009	March 31, 2008
Subscription fees for access plans and administrative tools	$1,421	$3,454
Affiliate business packages	180	747
Electronic components	-	346
Upgrades to business packages	48	144
Merchandise and Shipping fees	78	127
Total Revenue	$1,727	$4,818

The breakdown of revenues generated by geographic region for the three months ended March 31, 2009 and 2008 is as follows:

	March 31, 2009	March 31, 2008

United States, Canada & Mexico	87%	88%
United Kingdom	3%	3%
Europe	4%	4%
Australia/New Zealand	6%	5%
	100%	100%

Assets and liabilities located in countries outside the United States were not material at March 31, 2009 or 2008.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2009 and 2008 (unaudited)

The breakdown of revenues generated by customer type for the three months ended March 31, 2009 and 2008 is as follows:

	March 31, 2009	March 31, 2008

Affiliates	82%	81%
Retail and other customers	18%	19%
	100%	100%

Note 4.               Inventories

Inventories, net consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Kits, cameras and merchandise	$315	$361
Less: Allowance for obsolete inventory	(66)	(66)
	$249	$295

Note 5.               Investments

Investments consist of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009			December 31, 2008
	Cost	Unrealized Loss	Net	Cost	Unrealized Loss	Net
Fusion Telecommunications Int’l Inc.	$700	$(607)	$93	$700	$(531)	$169
STB TeleMedia, Inc.	402	-	402	-	-	-
	$1,102	$(607)	$495	$700	$(531)	$169

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

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2009 and 2008 (unaudited)

At March 31, 2009 and December 31, 2008, the fair value of the Company’s common share equivalents in Fusion was $93 and $169, respectively.

STB TeleMedia, Inc.

In March 2009, the Company exchanged parts and electronic components inventory related to the development of a set top box device and prepaid bandwidth charges paid to a related entity for 416,546 shares of common stock, or approximately 7 percent of the total common stock outstanding, of STB TeleMedia, Inc. (STB TeleMedia).  At December 31, 2008, prior to the exchange, the Company classified its investment as assets held for exchange.

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

Other investors in STB TeleMedia include Richard Kall, the Company’s current CEO and Chairman of the Board.

At March 31, 2009, the Company’s investment in STB TeleMedia totaled $402, which approximates fair value based upon recent cash investments made by unrelated entities into STB TeleMedia.

Note 6.               Property and Equipment

Property and equipment at March 31, 2009 and December 31, 2008 consists of the following:

	March 31, 2009	December 31, 2008
Furniture and fixtures	$47	$47
Computers and equipment	441	441
Capital lease equipment	149	149
Purchased software	789	789
	1,426	1,426
Less: accumulated depreciation and amortization	(1,031)	(940)
	$395	$486

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2009 and 2008 (unaudited)

All property and equipment above is depreciated over a three year life.  Depreciation and amortization expense for the three months ended March 31, 2009 and 2008 was $91 and $93, respectively.

Note 7.               Convertible Notes Payable

As of March 31, 2009, convertible notes payable consist of the following:

	Loan Balance	Loan discount	Current portion	Noncurrent Portion
Amended and Restated Notes	$606	$(196)	$44	$366
Amended and Restated Notes, related party	363	(83)	6	274
	$969	$(279)	$50	$640

As of December 31, 2008, convertible notes payable consist of the following:

	Loan Balance	Loan discount	Current portion	Noncurrent Portion
Amended and Restated Notes	$580	$(63)	$44	$473
Amended and Restated Notes, related party	359	-	6	353
	$939	$(63)	$50	$826

In November 2007, the Company entered into a certain Securities Purchase Agreement, pursuant to which, among other things, the Investors purchased from the Company (i) senior secured convertible notes in the aggregate principal amount of $7,000 (the “Original Notes”), which are convertible into shares of the Company’s common stock, par value $0.001 per share, in accordance with the terms thereof, and (ii) warrants (the “Original Warrants”), which are exercisable into shares of common stock.

On March 24, 2008, the Company entered into an Amendment and Exchange Agreement with each of the above Investors that reduced the principal to $3,000 with each Investor receiving repayment of its pro-rata share of $4,000.

In October, 2008, Richard Kall agreed to purchase an aggregate of $350 of the unpaid principal amount of the Amended and Restated Notes, Amended and Restated Warrants to purchase an aggregate of 90,517 shares of the Company’s common stock, and an aggregate of 120,000 shares of common stock previously issued to the Investors.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2009 and 2008 (unaudited)

On December 22, 2008, the Company, the Investors, and Richard Kall entered into a second restructuring of the Notes issued to the Investors and to Richard Kall whereby the remaining principal balance of the outstanding Notes was reduced by $2,050 to $922 through a combination of 1) a $650 cash payment; 2) transfer of the Company’s shares of common stock in WoozyFly, Inc. valued at $800; and 3) the Company’s issuance to the investors of shares of its common stock valued at $600.  As of March 31, 2009, the balance of the Notes included accrued interest reclassified to the principal amount upon reissuance of the Notes on February 2009.  The Amended and Restated Notes have a term expiring November 30, 2010, will carry interest at 7.50% per annum on the unpaid/unconverted principal balance, payable quarterly in arrears in cash beginning April 1, 2009, and will be secured on a senior basis against all of the assets of the Company. The Company will also be required to make aggregate monthly principal payments of $25 plus accrued interest thereon, beginning July 1, 2009.  The Amended and Restated Notes will be convertible at the option of the holders thereof prior to their maturity into approximately 4,037,000 shares of Common Stock, based on a conversion price equal to $0.24 per share (subject to adjustment as provided in the Amended and Restated Notes, including pursuant to economic anti-dilution adjustments).

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

The holders of the Amended and Restated Notes will be entitled to accelerate the maturity in the event that there occurs an event of default under the Amended and Restated Notes, including, without limitation, if the Company fails to pay any amount under the Amended and Restated Notes when due, if a judgment is rendered against the Company in an amount set forth in the Amended and Restated Notes, if the Company breaches any representation or warranty under that certain Securities Purchase Agreement dated November 30, 2007, as amended, or other transaction documents, or if the Company fails to comply with the specified covenants set forth in the Amended and Restated Notes.  Among other covenants, the Amended and Restated Notes contain financial covenants whereby the Company will be required to achieve specified EBITDA (earnings before interest, tax, depreciation and amortization) and revenue targets in each of the fiscal quarters during which the Amended and Restated Notes are outstanding.  Any failure by the Company to achieve an EBITDA or revenue target will be considered a breach of the financial covenant.  For the three months ended March 31, 2009, the Company was in compliance with the specified EBITDA and revenue targets as set forth in the Amended and Restated Notes.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2009 and 2008 (unaudited)

At March 31, 2009 the future maturities of the principal balances of the Notes are as follows:

Year ended December 31, 2009	$50
Year ended December 31, 2010	919
Totals	$969

As further described in Note 8, EITF 07-05 became effective January 1, 2009.  In connection with its implementation, the Company was required to classify the conversion feature of the Amended and Restated Notes and the related warrants as derivative liabilities.  The cumulative effect of adopting EITF 07-05 resulted in a decrease in the carrying value of the notes as of January 1, 2009 from $876 to $690.  The Company recognized $99 and $301 in financing cost expense related to the notes for the three months ended March 31, 2009 and 2008, respectively.

Note 8.               Derivative Liability

In June 2008, the FASB finalized Emerging Issues Task Force (“EITF”) 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” Under EITF 07-05, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The conversion feature of the Company’s Amended and Restated Notes (described in Note 7), and the related warrants, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the note holders from the potential dilution associated with future financings.  In accordance with EITF 07-05, the conversion feature of the notes was separated from the host contract (i.e., the notes) and recognized as an embedded derivative instrument.  Both the conversion feature of the notes and the warrants have been re-characterized as derivative liabilities.  SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2009 and 2008 (unaudited)

The derivative liabilities were valued using a probability weighted Black-Scholes-Merton valuation technique with the following weighted average assumptions:

	March 31, 2009	December 31, 2008	December 22, 2008
Conversion feature:
Risk-free interest rate	1.58%	1.58%	1.58%
Expected volatility	101.54%	101.54%	101.54%
Expected life (in years)	1.75 years	2.0 years	2.0 years
Expected dividend yield	0	0	0

Warrants:
Risk-free interest rate	1.58%	1.58%	1.58%
Expected volatility	101.54%	101.54%	101.54%
Expected life (in years)	3.75 years	4.0 years	4.0 years
Expected dividend yield	0	0	0

Fair Value:
Conversion feature	$430	$104	$259
Warrants	$88	$27	$65
	$518	$131	$324

The risk-free interest rate was based on rates established by the Federal Reserve.  The expected volatility is based on the Company’s historical volatility for its common stock.  The expected life of the conversion feature of the notes was based on the term of the notes and the expected life of the warrants was determined by the expiration date of the warrants.  The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

EITF 07-05 was implemented in the first quarter of 2009 and is reported as a cumulative change in accounting principles.  The cumulative effect on the accounting for the conversion feature of the notes and the warrants is as follows:

	Additional	Accumulated	Derivative	Convertible
Derivative Instrument:	Paid-in Capital	Deficit	Liability	Notes
Conversion feature	$-	$155	$104	$(259)
Warrants	$(65)	$38	$27	$-
	$(65)	$193	$131	$(259)

The warrants were originally recorded at their relative fair value as an increase in additional paid-in capital.  The change in the accumulated deficit includes gains resulting from decreases in the fair value of the derivative liabilities through December 31, 2008.  The derivative liability amounts reflect the fair value of each derivative instrument as of the January 1, 2009 date of implementation.  The convertible notes amounts represent the additional discount recorded upon adoption of EITF 07-05.  This discount will be recognized on a monthly basis through the maturity date of the notes.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2009 and 2008 (unaudited)

Note  9.              Equity Transactions

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

On December 22, 2008, Richard Kall, the Company’s Chairman of the Board and Chief Executive Officer, and manager of the Company’s majority shareholder purchased from the Company, for an aggregate purchase price of $2,000, 2,000,000 shares of Series A Preferred Stock and a warrant to purchase 1,000,000 shares of Series A Preferred Stock (“Series A Warrant”), with a term of 5 years and an exercise price of $1.00 per share.  Mr. Kall paid the aggregate purchase price through an advance on November 14, 2008 of $500 to the Company, an advance on December 18, 2008 of $200 to the Company, and a cash payment of $1,300 on December 22, 2008.

The fair value of the Series A Warrant, which was calculated using the Black-Sholes-Merton pricing model, which used the following assumptions: 5 year term, volatility of 101.54% and risk-free interest rate of 1.58%, totaled $240 and has been presented as a preferred stock dividend in the Company’s consolidated statements of operations and stockholders’ equity for the year ended December 31, 2008.

During the three months ended March 31, 2009, the Company accrued $60 of dividends due to Mr. Kall in accordance with the preferred stock agreement.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2009 and 2008 (unaudited)

Note 10.             Loan from Shareholder

In March 2009, Richard Kall advanced the Company $200 for operating purposes.  The terms of the financial instrument, which will include this advance and the $495 advanced to the Company in April and May of 2009 as described in Note 15, are currently being negotiated.  The requirements of the convertible notes payable described in Note 7 require that this instrument be subordinated to it, thus the Company has classified the advance as a non-current liability in its condensed consolidated balance sheets.

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

As of March 31, 2009, approximately 2,621,915 shares were available for grant under the 2006 Stock Incentive Plan.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2009 and 2008 (unaudited)

The following is a summary of option activity (including plan and non-plan options) for the three months ended March 31, 2009 (in thousands, except per share data):

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 31, 2008	830	$0.26-$1.21	$0.91
Granted	-	-	-
Exercised	-	-	-
Cancelled	(137)	$1.21-1.21	$1.21
Outstanding at March 31, 2009	693	$0.26-$1.21	$0.85
Exercisable at March 31, 2009	558	$0.26-$1.21	$0.79

The following table summarizes information regarding options outstanding at March 31, 2009:

	Shares	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (months)	Aggregate Intrinsic Value
Shares Granted Quarter Ended December 31, 2005	139	$0.26	$0.26	4	-
Shares Granted Quarter Ended June 30, 2008	554	$0.55 -$1.21	$1.00	89	-
Outstanding at December 31, 2008	693	$0.26-$1.21	$0.85	93	$-
Exercisable at December 31, 2008	558	$0.26-$1.21	$0.79	91	-

The Company recognized compensation expense from vesting of stock options of $56 and $126 for the three months ended March 31, 2009 and 2008, respectively, and had estimated future compensation expense from these stock options of $166 at March 31, 2009 which will be recognized over the remaining estimated weighted useful life of the options.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2009 and 2008 (unaudited)

Warrants

The following is a summary of common stock warrant activity for the three months ended March 31, 2009 (in thousands, except per share data):

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 31, 2008	1,275	$0.26-$0.959	$0.79
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at March 31, 2009	1,275	$0.26-$0.959	$0.79
Exercisable at March 31, 2009	1,275	$0.26-$0.959	$0.79

The following table summarizes information regarding common stock warrants outstanding at March 31, 2009:

	Shares	Exercise Price	Weighted Average Remaining Contractual Term (months)	Aggregate Intrinsic Value
Outstanding at March 31, 2009	1,275	$0.26-$0.959	40	$-
Exercisable at March 31, 2009	1,275	$0.26-$0.959	40	$-

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
Three Months Ended March 31, 2009 and 2008 (unaudited)

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

Effective upon the change in control in October 2008, the Company further amended its agreements with RazorStream.  Under the terms of the amended agreements, the Company agreed to pay a fixed fee of $105 in the aggregate for the above described services to all websites owed by the Company, payable in advance on the 1st and 15th of every month, until the agreements are terminated by either party upon 45 days notice.  On March 13, 2009, the Company advised RazorStream of its intent to terminate the above agreements on April 30, 2009.

In connection with the services discussed above, the Company incurred expenses of $315 and $387 during the three months ended March 31, 2009 and 2008, respectively.

Other Related Party Transactions

During the three months ended March 31, 2009 and 2008, the Company made payments to Vayan Marketing Group, LLC totaling $0 and $15, respectively under a month to month agreement to provide auto-responder services to the Company.  An officer of Vayan Marketing Group, LLC is an immediate family member of the Company’s Chief Executive Officer and Chairman of the Board, Richard Kall.

In addition, the Company pays commissions to various family members of the current and previous management in the normal course of business as affiliates of VMdirect.  For the three months ended March 31, 2009 and 2008, these payments totaled $64 and $172, respectively.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2009 and 2008 (unaudited)

Note 13.             Income Taxes

The provision (benefit) for income taxes consists of the following for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Current tax provision - federal	$-	$1
- foreign	(46)	-
Deferred tax provision- federal	-	-
- foreign	-	-
Income tax provision (benefit)	$(46)	$1

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Income before income tax provision	$(1,947)	$(3,112)

Expected tax (federal statutory rate 34%)	(662)	(1,058)
Permanent differences	38	40
Change in valuation allowance	602	1,008
Other differences	(24)	11
Income tax provision	$(46)	$1

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)—an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At the date of adoption, and as of March 31, 2009, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction.  The Company is subject to U.S. federal income tax examinations by tax authorities for periods after June 16, 2006, the date at which the Company completed its reverse merger transaction.  In addition, the Company files income tax returns in the United Kingdom and Ireland for the foreign subsidiaries located in these jurisdictions.  The Company is subject to tax examinations by tax authorities in these jurisdictions.  As of March 31, 2009, there are no open foreign tax audits or inquiries relating to the Company’s foreign subsidiaries.

DigitalFX International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Three Months Ended March 31, 2009 and 2008 (unaudited)

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense.  As of March 31, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

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
Three Months Ended March 31, 2009 and 2008 (unaudited)

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

Mr. Mickey Elfenbein served as the Company’s Chief Operating Officer from September 17, 2007 through October 17, 2008.  Mr. Elfenbein was party to an employment agreement with the Company pursuant to which Mr. Elfenbein received base compensation at an annual rate of no less than $250.  The employment agreement had a term of three years subject to automatic one-year renewals unless either party provided 120 days prior written notice to the other of non-renewal.  If the Company were to terminate Mr. Elfenbein’s employment for any reason other than for cause (as defined in the employment agreement), his death or his permanent disability, or if Mr. Elfenbein terminates his employment due to a constructive termination (as defined in the employment agreement), the Company is required to pay Mr. Elfenbein his then current base salary for a period of 12 months, and to continue his benefits (covering Mr. Elfenbein and his family) for the same period, unless Mr. Elfenbein commences other employment pursuant to which he receives comparable benefits.  On October 17, 2008, the Company terminated its relationship with Mr. Elfenbein, and the Company continues to negotiate the terms of Mr. Elfenbein’s separation.  The Company believes the matter will be settled through arbitration.  The Company believes that it had cause to terminate Mr. Elfenbein, and that no further amounts will be due or payable to him, and there is no accrual for severance or termination claims necessary as of March 31, 2009.

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
Three Months Ended March 31, 2009 and 2008 (unaudited)

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

Note 15.             Subsequent Events

In April and May 2009, Richard Kall advanced the Company a total of $495 for operating purposes.  The terms of the financial instrument that will evidence these advances are currently being negotiated.

On April 1, 2009, the Company granted 500,000 shares of fully paid common stock to Abraham Sofer, the Company’s President, for services rendered and 250,000 shares of fully paid common stock to Tracy Sperry, the Company’s Chief Financial Officer for services rendered.  In addition, the Company also granted 500,000 shares of common stock to a consultant for services rendered.  For the three months ended March 31, 2009, the Company recognized compensation expense for these grants of $150, as they represent compensation for past service, in the accompanying condensed consolidated statements of operations, which was the market value of the shares on the date of grant.

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

Starting in fiscal 2009, we shifted our product focus to internet marketing products for small business users, and in March 2009 launched the ComF5 Suite (“F5”) product line which will enable our users to easily create and distribute email marketing campaigns at an affordable price.  F5 is powered by technology provided by AttainResponse, LLC, a Colorado based company (“AttainResponse”).  In December 2008, we acquired an option to purchase up to 48 percent of AttainResponse.  AttainResponse’s technology will be sold exclusively through our company.

In 2006, VMdirect, the predecessor of our company and today one of our subsidiaries, went through a reverse merger to create DigitalFX International, Inc. as a publicly traded holding company for three business divisions (VMdirect—product subscriptions for Affiliates, helloWorld—retail social networking product; and FirstStream—product subscriptions for small and medium sized businesses, which were replaced by the F5 product in late March 2009).  From 2003 through 2006 we attained a significant level of growth primarily because free online video postings (YouTube, MySpace, FaceBook, etc.) were not prevalent and video mail was a relatively new application.  This growth pattern was reversed due to competition and to mismanaged product launches in late 2006, throughout 2007 and most of 2008.  Our Affiliate and customer base continued to decline as we struggled to stabilize our product offerings.  In an effort to turn revenues around, we went through a complete management and products overhaul during the fourth quarter of 2008.

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

Results of Operations

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008 (in thousands, except for customer base data)

As described above, during 2008 we experienced a reversal in the growth of our affiliate base due to increased competition in the marketplace and lack of focus on our product offerings.  While we continue to cut costs and reduce overhead, our first quarter results correlate directly to the decline in our customer base further hampered by significant non-cash, non-operating expenses related to the fair value adjustment required by recent accounting pronouncement EITF 07-05, which requires us to value through earnings the embedded conversion feature of our convertible notes and the related warrants, our stock-based compensation expense and unrealized losses on investments made prior to the change in control.

The new management team that took over in the fourth quarter of 2008 is committed to a complete turnaround of our business through renewed focus and exciting new products geared towards the burgeoning email marketing industry.  We anticipate strong performance from the F5 launch that began in late March 2009 and we believe we will see a marked improvement in our financial position and results of operations in the second and third quarters of 2009.

The following table presents revenue by category for the quarters ended March 31, 2009 and 2008.

Revenue:	March 31, 2009	March 31, 2008
Subscription fees for access plans and administrative tools	$1,421	$3,454
Affiliate business packages	180	747
Electronic components	-	346
Upgrades to business packages	48	144
Merchandise and Shipping fees	78	127
Total Revenue	$1,727	$4,818

Net revenues decreased $3,091 or 65% from the quarter ended March 31, 2008 to the corresponding period in 2009.  This decrease relates directly to the number of active customers.

The following is a breakdown of our active customer base as of March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008
Affiliates	4,300	11,296
Retail subscribers	6,665	13,563
Total active customers	10,965	24,859

We strongly believe that with our new management team in place and shift in focus to internet marketing products, we will see substantial growth in our customer base in 2009 and beyond.

Gross Profit

As a percentage of sales, gross profit decreased from 79% of sales to 53% of sales from the quarter ended March 31, 2008 to the quarter ended March 31, 2009.  The decrease in gross profit in the current quarter relates to the fixed component of the costs associated with maintaining our websites.  Additionally, during the first quarter of 2009, as we transitioned to the F5 product, we carried the cost of maintaining two platforms.  We expect our gross profit to improve starting in the second quarter driven by growth in sales and a decrease in fixed costs as we completed the transition to the new F5 platform and no longer are carrying the cost of maintaining two platforms.

Commission Expenses

As a percentage of sales, commission expenses were 37% of sales for the quarter ended March 31, 2009 and 38% of sales for the quarter ended March 31, 2008.  On an on-going basis, we expect commission expenses as a percentage of sales to stay in the range of 38%-40%.

Other Operating Expenses

The following table represents a breakdown of other operating expenses for the three months ended March 31, 2009 and 2008.  These comparisons are not necessarily indicative of future spending.

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Salaries, benefits and other compensation	$861	$1,250

Corporate expenses	271	297

Product development	112	139

International deployment and administration	45	153

Merchant fees	62	178

Marketing expenses	21	74

General and administrative	291	370

Total Other Operating Expenses	$1,663	$2,461

In the quarter ended March 31, 2009, while other operating expenses decreased by $798, or 32% from the quarter ended March 31, 2008, as a percentage of revenue, they represented 96% in the first quarter of 2009 versus 51% in the corresponding period in 2008.  We have taken significant steps to control costs and reduce overhead expenses.  We have reprioritized a number of initiatives as we strive for simplification and product solidification as evidenced by our F5 product launch.  As such, we recently revised our personnel structure by reducing resources in non-core areas and enhancing personnel focused on the delivery of our new product.  We do not believe these revisions have inhibited growth or quality of services.  In addition, we have decreased spending on other areas, including outside consultants, legal and international expansion.  We expect that our other operating expenses will decrease as a percentage of revenue through these ongoing efforts.

Other expense, net decreased in the quarter ended March 31, 2009 to $562 from $2,651 in the quarter ended March 31, 2008.  This decrease relates mainly to non-cash items, including the loss on extinguishment of debt of $1,920, which occurred when our convertible notes were first restructured in March of 2008.  In addition, our unrealized losses on investments decreased from $439 in the quarter ended March 31, 2008 to $76 in the same period in 2009 and the financing costs related to our convertible notes went from $301 in the quarter ended March 31, 2008 to $99 in the current quarter as a result of the restructuring of the notes in 2008 which lowered our principal balance in 2009.

Liquidity and Capital Resources (in thousands, except for share data)

Our cash requirements are principally for working capital.  Historically, we have funded our working capital needs through operations, the sale of equity and debt interests and through capital contributions from related parties.  We anticipate that we will continue to fund our working capital needs through these methods.

We will require additional external capital to fund our ongoing operations.  While there are currently no definitive plans for debt or equity financing and we currently have no committed sources of external capital, we intend to vigorously pursue external financing options during the second and third quarters of 2009.  There can be no assurance that external financing will be available to us, or if available, that it would be available on terms acceptable to us.  If revenues do not increase to a level sufficient to operate our business of if we are unable to obtain acceptable external financing, we will have to make a determination as to how to continue our business.

The accompanying condensed consolidated financial statements (see Item 1) have been prepared assuming we will continue as a going concern.  We incurred a net loss of $1,901 and utilized cash in operating activities of $676 during the three months ended March 31, 2009, and as of March 31, 2009 our current liabilities exceeded current assets by $2,011.  These matters raise substantial doubt about our ability to continue as a going concern.

We believe that the recent change in the management will result in our return to profitable operations through our new product offerings and cost cutting practices.  We will also continue to seek to finance future capital needs through various means and channels, such as issuance of long-term debt or sale of equity securities.  However, there can be no assurances that we will be successful in this regard or will be able to eliminate our working capital deficit or operating losses.  The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

For the quarter ended March 31, 2009, cash used by Operating Activities was $676 and consisted of net loss of $(1,901) that was offset by substantial non-cash items totaling $852, including loss on derivative financial instruments of $387, unrealized losses on investments of $76, stock option expense of $56 and stock issued for services totaling $187 and by changes in operating assets and liabilities.

For the quarter ended March 31, 2008, cash used by Operating Activities was ($1,203) and consisted of net loss of ($3,113), increased by non-cash items of $2,780 including $1,920 of loss on modification of the convertible debt, and decreased by $870 due to changes in other operating assets and liabilities.

For the quarter ended March 31, 2009, we had no Investing Activities.

For the quarter ended March 31, 2008, net cash used in Investing Activities related to the exercise of warrants to acquire an interest in SaySwap of $100.

For the quarter ended March 31, 2009, net cash provided by Financing Activities was $188 and consisted of the proceeds from an advance from Richard Kall, of $200 net of the repayment of capital lease financing for our anti-spam program of $12.

For the quarter ended March 31, 2008, net cash used in Financing Activities included proceeds from the exercise of stock options of $2 offset by the cash repayment of $2,000 related to the restructuring of the convertible notes ($2,000 of restricted cash was also repaid as part of the restructuring of the convertible notes and has been reflected in the Non-Cash Investing and Financing Activities in the condensed consolidated statements of cash flows for the quarter ended March 31, 2008).

As fully described in Notes 7, 9 and 10 in the Notes to the condensed consolidated financial statements, we are party to the following recent financing transactions:

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

•
In December 2008, the Notes were further restructured and the remaining principal balance was reduced by $2,050 through a combination of 1) a $650 cash payment; 2) transfer of our shares of common stock in WoozyFly, Inc. valued at $800; and 3) our issuance to the investors of shares of our common stock valued at $600.

•	In December 2008, we designated and issued 2,000,000 shares of Series A Preferred Stock to Mr. Kall in exchange for $2,000.

•	In 2009, Mr. Kall has advanced a total of $695 to us for operating purposes. The terms of this financial instrument are currently being negotiated.

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

Geographic Information

The breakdown of revenues generated by geographic region for the three months ended March 31, 2009 and 2008 is as follows:

	March 31, 2009	March 31, 2008

United States, Canada & Mexico	87%	88%
United Kingdom	3%	3%
Europe	4%	4%
Australia/New Zealand	6%	5%
	100%	100%

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

Allowances for subsequent customer returns of affiliate business packages are provided when revenues are recorded.  Affiliate business packages returned within the first 7 days of purchase are generally refunded at 90 percent of the sales price (subject to terms and conditions in VMdirect’s policies and procedures guide).  Returned products that were damaged during shipment to the customer are replaced immediately at our expense.  On a monthly basis, we calculate a sales allowance which is an estimate of refunds for package returns that are within the 7-day time frame that have not yet been returned or processed.  The estimate is based on an analysis of the historical rate of package returns using data from the four months preceding the date of measurement.  We have found that this method approximates actual returns.  Increases or decreases to the sales allowance are charged to revenue.

Monthly Subscriptions

We sell subscriptions for our internet-based studio suite of products through a unique multi-tiered affiliate program using non-related independent distributors, known as Affiliates.  We also market subscriptions directly to retail customers who purchase them for their personal use.  We recognize revenue when all of the criteria of SAB No. 104 referred to above are met, which is when the subscription is initiated, and then monthly based on an automatic renewal.  Our services are provided immediately upon enrollment and continue until cancelled.  The recurring subscription can be cancelled at any time in writing.  If cancelled within the first 7 days after enrollment (effective November 2008), 90% of the fee is refunded, pro-rated for the number of days not used during the month (subject to terms and conditions in VMdirect’s policies and procedures guide).  If a subscription is cancelled after the first month of service, a full refund is issued for the month if the cancellation is received in writing within 48 hours prior to the renewal billing date.  No refund is issued if a subscription is cancelled more than 48 hours prior to the renewal billing date for the month.  We record an allowance for subscription cancellations based on an analysis of historical data for the four months preceding the date of measurement.  We apply a cancellation percentage to subscription revenue that is subject to cancellation within the first 7 days of enrollment or 48 hours prior to the renewal billing date.  The accuracy of these estimates is dependent on the rate of future cancellations being consistent with the historical rate.  Increases or decreases to the sales allowance are charged to revenue.

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

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.  We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations.  For stock-based derivative financial instruments, we use the Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.  For further information on our derivative instruments and the valuation assumptions used to determine their fair value, refer to Note 7 in the condensed consolidated financial statements.

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.  We adopted SFAS 123R, “Accounting for Stock-Based Compensation” effective January 1, 2006, and are using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.  We account for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereby the fair value of the stock compensation is based on the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instrument is complete.

We recognize compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005.  In addition, commencing January 1, 2006, we recognized the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS 123R based on the fair value previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

We estimate the fair value of stock options pursuant to SFAS 123R using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable.  This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock and the expected life of stock options.  Projected data related to the expected volatility of stock options is based on the average volatility of the trading prices of comparable companies and the expected life of stock options is based upon the average term and vesting schedules of the options.  Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of our employee stock options.

Recent Accounting Pronouncements

In December 2007, Financial Accounting Standards Board (FASB) SFAS 141R, “Business Combinations (revised 2007)” was issued.  SFAS 141R replaces SFAS 141 “Business Combinations.”  SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date, as well as the adoption date for us was January 1, 2009.  Although SFAS 141R may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In April 2008 the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The effective date, as well as the adoption date for us was January 1, 2009.  Although FSP 142-3 may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS 160 requires: (a) noncontrolling interests in subsidiaries to be separately presented within equity; (b) consolidated net income to be adjusted to include the net income attributable to a noncontrolling interest; (c) consolidated comprehensive income to be adjusted to include the comprehensive income attributed to a noncontrolling interest; (d) additional disclosures; and (e) a noncontrolling interest to continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The effective date, as well as the adoption date for us was January 1, 2009.  Although SFAS 160 may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In April 2009, the FASB issued FSP No. FAS 141(R)-1,“Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS 141(R)-1 amends and clarifies SFAS 141(R), to address application issues raised on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP No. FAS 141(R)-1 is effective for the first annual reporting period on or after December 31, 2008. The impact of FSP No. FAS 141(R)-1 on our consolidated financial statements will depend on the number and size of acquisition transactions, if any, engaged in by us.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 157-4 requires comparative disclosures only for periods ending after initial adoption. We do not expect that the changes associated with adoption of FSP FAS 157-4 will have a material effect on our financial statements and disclosures.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities and is effective for fiscal years beginning after November 15, 2008. SFAS 161 became effective for us January 1, 2009. The additional disclosure requirements of SFAS 161 are incorporated in Note 8 of our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 require comparative disclosures only for periods ending after initial adoption. We do not expect that the changes associated with adoption of FSP FAS 107-1 and APB 28-1 will have a material effect on our financial statements and disclosures.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 115-2 and FAS 124-2 do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 115-2 and FAS 124-2 require comparative disclosures only for periods ending after initial adoption. We do not expect that the changes associated with the adoption of FSP FAS 115-2 and FAS 124-2 will have a material effect on the on our financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

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

While we have historically funded our working capital needs through operations, the sale of equity and debt interests and through capital contributions from related parties, we will need additional capital to fund our operations, pursue business opportunities (such as acquisitions of complementary businesses and the introduction of new products), react to unforeseen difficulties and/or respond to competitive pressures.  If our capital resources prove insufficient, we will need to raise additional funds.  We currently have no committed sources of additional capital, and there can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. While Richard Kall, our Chairman and Chief Executive Officer, has recently advanced funds to us for operating purposes, there can be no assurance that Mr. Kall will continue to make such advances. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to existing shareholders.  If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of the implementation of our business strategy or restructure our Company.  This limitation would impede our growth and could result in a contraction of our operations, which would reduce our operating income, product development and enhancement efforts and future business prospects.

We may be unable to continue as a going concern if we do not successfully raise additional capital or if our revenues do not increase substantially.

If we are unable to successfully raise the capital we need, or experience significant reductions in sales, we may need to reduce the scope of our business to fully satisfy our future short-term liquidity requirements.  If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations.  As discussed in Note 1 in the Notes to the Condensed Consolidated Financial Statements, we have incurred losses from operations in the prior two years and have a working capital deficiency.  These factors raise substantial doubt about our ability to continue as a going concern.  In addition, our auditors included in their report on our financial statements for the year ending December 31, 2008 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  While we believe that the recent change in our management will result in our return to profitable operations through our new product offerings and cost cutting practices, there can be no assurances that we will be successful in these efforts or will be able to eliminate our working capital deficit or operating losses.

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

Customer interest for our products could also be impacted by the timing of our introduction of new products.  If our competitors introduce new products or free products around the same time that we issue new products, and if such competing products are superior to our own, customers’ desire for our products could decrease, resulting in a decrease in our sales and revenues.  To the extent that we introduce new products and customers decide not to migrate to our new products from our older products, our revenues could be negatively impacted due to the loss of revenue from those customers.  In the event that our newer products do not sell as well as our older products, we could also experience a reduction in our revenues and operating income.  In addition, as a result of the soft economy, we may lose customers that have either exceeded their credit card limits or lost their available credit.

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

Starting March 2009, our primary business is the sale of our F5 suite of products to our Affiliates and to our end users.  This is a new platform and our future success depends, in part, on our ability to promote this product and service offering.  The process of identifying and commercializing new products is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We may have to commit significant resources to commercializing F5 and other new products before knowing whether our investments will result in products the market will accept.  Furthermore, we may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources.  This could result in competitors providing those solutions before we do and a reduction in net sales and earnings.

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

While we previously achieved operating profits, we did not achieve an operating profit for the quarter ended March 31, 2009, and we have a history of operating losses.  Given the competitive and evolving nature of the industry in which we operate, the technical challenges of moving from the RazorStream platform to the F5 platform, and potential technical difficulties we may encounter in the future, we may not be able to achieve, sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.  In addition, to the extent we introduce new products that are not accepted by the market, we would continue to experience operating losses.

We may not be able to effectively manage our growth.

Our strategy envisions growing our business.  To date, our growth has been derived primarily from the growth of our multi-tiered Affiliate base and we intend to continue to employ this growth strategy.  To manage anticipated growth, we plan to expand our technology to handle increasing volume on our websites and to expand our administrative and marketing organizations to accommodate larger numbers of our Affiliates.  We must also effectively manage our relationships with the increasing number of retail customers/users of our products.  We will need to hire, train, supervise and manage new employees.  These processes are time consuming and expensive, will increase management responsibilities and will divert management attention.  In addition, we have gone through a complete restructuring of senior management and our new management is focused on turning our company around.  Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems.  We cannot assure you that we will be able to:

•	sufficiently and timely improve our technology to handle increasing volume on our websites;

•	handle all tech support matters relating to the transition to F5 in a timely fashion;

•	expand our administrative and marketing systems effectively, efficiently or in a timely manner to accommodate increasing numbers of our Affiliates; or

•	allocate our human resources optimally.

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

We launched F5 to replace our core technology.  We may experience interruptions in service while we are integrating the new service or a period of instability if the new technology cannot be scaled up.

Eighty-two percent of our revenues for the three months ended March 31, 2009 have been derived from sales of our products and services to our Affiliates, and our future success depends on our ability to grow our Affiliate base, as well as to expand our retail subscriptions and initiate advertising revenue.

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

Starting 2003, all users and e mail service providers are also subject to the provisions of the CAN-SPAM Act which establishes requirements for commercial email and specifies penalties for commercial email that violates the CAN-SPAM Act.  In the event that users of our F5 platform avertedly or inadvertently fail to meet our very strict mail transmission policy and such failure is subsequently determined to violate the CAN-SPAM Act, our business could be adversely affected through the reduction of sales and revenues and the resulting penalties would adversely affect our operating results.

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

Our intellectual property relates to the initiation, receipt and management of digital communications and our dedicated body of affiliates who distribute our internet marketing products.  We rely in part on trade secret, unfair competition, and trademark law to protect our rights to certain aspects of our intellectual property, including our software technologies, domain names and recognized trademarks, all of which we believe are important to the success of our products and our competitive position.

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

We or AttainResponse may become subject to litigation for infringing the intellectual property rights of others the affect of which could cause us to cease marketing and exploiting our products.

We are dependent on the technology platform created by AttainResponse. Others may initiate claims against us or AttainResponse for infringing on their intellectual property rights.  We may be subject to costly litigation relating to such infringement claims and we may be required to pay compensatory and punitive damages or license fees if we settle or are found culpable in such litigation.  In addition, we or AttainResponse may be precluded from offering products that rely on intellectual property that is found to have been infringed by us or AttainResponse.  We also may be required to cease offering the affected products while a determination as to infringement is considered and could eventually be required to modify our products to cease the infringing activity.  These developments could cause a decrease in our operating income and reduce our available cash flow, which could harm our business and cause our stock price to decline.

We or AttainResponse may have to expend significant resources developing alternative technologies in the event that third party licenses for intellectual property upon which our business depends are not available or are not available on terms acceptable to us.

We rely on certain intellectual property licensed from third parties and may be required to license additional products from third parties in the future.  There can be no assurance that these third party licenses will be available or will continue to be available to us or AttainResponse on acceptable terms or at all.  Our inability to enter into and maintain any license necessary for the conduct of our business could result in our expenditure of significant capital to develop or obtain alternate technologies and to integrate such alternate technologies into our current products, or could result in our cessation of the development or sales of products for which such licenses are necessary.

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

Prior to August 23, 2007, bid and ask prices for shares of our common stock were quoted on the OTC Bulletin Board under the symbol “DFXN.”  From August 23, 2007 through February 12, 2009, our common stock was traded on AMEX under the symbol “DXN.”  On February 13, 2009 our common stock resumed quotation on the OTC Bulletin Board under the symbol “DGFX.”  Although our common stock is quoted on the OTC Bulletin Board, there is limited trading of our common stock and our common stock is not broadly followed by securities analysts.  The average daily volume of our common stock as reported on AMEX and the OTC Bulletin Board for the three months ended March 31, 2009 was approximately 10,300 shares.  Consequently, shareholders may find it difficult to sell shares of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls And Procedures

As of March 31, 2009, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the 1934 Act.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 19, 2009, our board of directors authorized the issuance of 150,000 shares of our common stock to Shulman & Associates, LLC pursuant to our entry into an agreement to obtain investor relations services dated February 20, 2009.  The shares issued to Shulman and Associates, LLC had an aggregate value of approximately $37,500 based on the closing sale price of our common stock on March 19, 2009 of $0.25 per share.  We did not pay any underwriting discounts or commissions in connection with the above stock issuance.   In making the issuance without registration under the Securities Act, we relied upon the exemption from registration contained in Section 4(2) of the Securities Act.

Item 6. Exhibits

See attached Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITALFX INTERNATIONAL, INC.

Date: May 14, 2009	By:	/s/ Tracy Sperry
Tracy Sperry
Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title

10.1
Agreement dated December 22, 2008, between the Company and Richard Kall.  Filed previously as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A (File #: 001-33667), filed with the Securities and Exchange Commission on December 24, 2008, and incorporated herein by this reference.

10.2
Form of Amendment and Exchange Agreement dated December 22, 2008.  Filed previously as Exhibit 10.4 to the Company’s Current Report on Form 8-K/A (File #: 001-33667), filed with the Securities and Exchange Commission on December 24, 2008, and incorporated herein by this reference.

10.3
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