Form 10-Q
period 2009-06-30
DigitalFX International Inc
filed 2009-07-31
CIK 1095691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2009
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2009, 33,831,748 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DigitalFX International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$229	$664
Accounts receivable	36	52
Inventories, net	104	295
Prepaid expenses and other assets	122	243

Total current assets	491	1,254

Investments, net	512	169
Assets held for exchange	—	402
Deferred financing costs	74	100
Property and equipment, net	305	486
Deposits, merchant processors	409	609
Other assets	—	12

Total assets	$1,791	$3,032

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$174	$99
Accrued expenses	718	629
Accrued commissions	1,126	1,243
Convertible notes payable, current, net	731	50
Derivative liabilities	177	—
Capital lease obligation, current	50	47

Total current liabilities	2,976	2,068

Capital lease obligation	56	81
Loan from shareholder	970	—
Convertible notes payable, net	—	826

Total liabilities	4,002	2,975

Commitments and Contingencies

Stockholders’ equity (deficiency):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 2,000,000 issued and outstanding	20	20
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,831,748 and 31,937,998 shares issued and outstanding, respectively	25	25
Additional paid in capital	17,306	16,982
Other comprehensive income	—	8
Accumulated deficit	(19,562)	(16,978)

Total stockholders’ equity (deficiency)	(2,211)	57

Total liabilities and stockholders’ equity (deficiency)	$1,791	$3,032

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data, unaudited)

	Three months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$1,301	$3,804	$3,028	$8,621
Cost of revenues	576	693	1,393	1,693

Gross profit	725	3,111	1,635	6,928

Commission expenses	459	1,710	1,091	3,526
Other operating expenses	1,303	2,812	2,967	5,274

Operating loss	(1,037)	(1,411)	(2,423)	(1,872)

Other (income) expense:
Unrealized (gain) loss on investment	(17)	51	59	490
Unrealized loss on investment in company owned by related party	—	325	—	325
Loss on modification of debt	—	—	—	1,920
Financing costs, net	77	127	175	428
(Gain) loss on derivative financial instruments	(341)	—	46	—
Other (income) expense, net	—	1	—	(8)

Other (income) expense, net	(281)	504	280	3,155

Loss before provision for income taxes	(756)	(1,915)	(2,703)	(5,027)

Provision (benefit) for income taxes	—	27	(46)	28

Net loss	(756)	(1,942)	(2,657)	(5,055)

Preferred stock dividend	60	—	120	—

Net loss available to common stockholders	$(816)	$(1,942)	$(2,777)	$(5,055)

Net loss per share available to common stockholders:
Basic and fully diluted	$(0.02)	$(0.08)	$(0.08)	$(0.20)

Weighted average shares outstanding:
Basic and fully diluted	33,502,581	24,927,710	32,953,623	24,923,710

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (Deficiency)
(In thousands, except share data)
Six Months Ended June 30, 2009 (unaudited)

	Preferred	Common	Preferred	Common	Additional	Other Comprehensive	Accumulated
	Shares	Shares	Stock	Stock	Paid-In Capital	Loss	Deficit	Total

Balance, December 31, 2008	2,000,000	31,937,998	$20	$25	$16,982	$8	$(16,978)	$57

Cumulative effect of change in accounting principle- January 1, 2009 reclassification of embedded feature of equity based financial instruments to derivative liabilities	—	—	—	—	(65)	—	193	128

Issuance of common stock for services	—	1,400,000	—	—	188	—	—	188

Issuance of common stock for acquisition of option	—	493,750	—	—	118	—	—	118

Preferred stock dividend	—	—	—	—	—	—	(120)	(120)

Fair value of vested options	—	—	—	—	83	—	—	83

Foreign currency translation adjustment	—	—	—	—	—	(8)	—	(8)

Net loss for the six months ended June 30, 2009	—	—	—	—	—	—	(2,657)	(2,657)

Balance, June 30, 2009	2,000,000	33,831,748	$20	$25	$17,306	$—	$(19,562)	$(2,211)

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended June 30
	2009	2008
Operating activities:

Net loss	$(2,657)	$(5,055)

Adjustment to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	181	171
Equity based compensation expense	83	286
Common stock issued for services	306	279
Amortization of financing costs and debt discount	110	160
Unrealized loss on investment	59	490
Unrealized loss on investment in company owned by related party	—	325
Loss on modification of debt	—	1,920
Loss on derivative financial instrument	46	—
Deferred income taxes	—	29
Changes in assets and liabilities:
Accounts receivable	16	(255)
Inventory	191	278
Prepaid expenses and other assets	334	(313)
Accounts payable and accrued expenses	(43)	(528)

Net cash used in operating activities	(1,374)	(2,213)

Investing activities:
Exercise of warrants to acquire interest in company owned by related party	—	(100)
Purchases of property and equipment	—	(204)

Net cash used in investing activities	—	(304)

Financing activities:
Proceeds from issuance of common stock, net	—	2
Advance from stockholder	970	—
Proceeds from capital lease obligation	—	149
Repayment of capital lease obligation	(23)	—
Repayment of convertible notes	—	(2,025)

Net cash provided by (used in) financing activities	947	(1,874)

Foreign currency translation	(8)	18

Change in cash and cash equivalents	(435)	(4,373)
Cash and cash equivalents, beginning of period	664	5,319

Cash and cash equivalents, end of period	$229	$946

Supplemental Cash Flow Information:
Cash paid for interest	$4	$229

Non-Cash Investing and Financing Activities:
Cumulative effect of accounting change	$128	$—

Preferred stock dividend	$120	$—

Reclassification of assets held for exchange to investments	$402	$—

Reclassification of accrued interest to convertible notes	$30	$—

Reduction of tax benefit related to stock options and warrants	$—	$904

Tax effect of loss on investment	$—	$140

Repayment of notes from restricted cash	$—	$2,000

See Notes to Condensed Consolidated Financial Statements

DigitalFX International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2009 and 2008 (unaudited)
Note 1. The Company and Basis of Presentation
Company
DigitalFX International, Inc. (the “Company”) a Florida corporation, is a Nevada based holding company for a direct selling corporate group offering an exclusive suite of internet marketing tools which include enhanced video and audio email service, live web casting, on demand video conferencing and a state-of- the-art e-marketing campaign manager.
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
Going Concern
The accompanying condensed consolidated financial statements have been prepared assuming the company will continue as a going concern. The Company incurred a net loss of $2,657 and utilized cash in operating activities of $1,374 during the six months ended June 30, 2009, and as of June 30, 2009 the Company’s current liabilities exceeded current assets by $2,485. These matters raise substantial doubt about the Company’s ability to continue as a going concern.
During the six months ended June 30, 2009, the Company's Chairman and majority shareholder provided $970 of unsecured advances to help fund the current operating cash flow deficiency.
The Company believes that the recent change in management will result in the Company returning to profitable operations through its new product offerings and cost cutting practices. The Company may also continue to seek to finance future capital needs through various means and channels, such as issuance of long-term debt or sale of equity securities. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its working capital deficit or operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

DigitalFX International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2009 and 2008 (unaudited)
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
Basis of Presentation
The condensed consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the period presented. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.
Cash and Cash Equivalents
The Company considers all highly liquid investments with remaining maturities of three months or less when acquired to be cash equivalents. The Company holds its cash in what it believes to be credit-worthy financial institutions.
At June 30, 2009 and December 31, 2008, the Company had $409 and $609, respectively, of funds held by banks as reserves against any possible charge backs and returns on credit card transactions related to customer disputes that are not offset against the Company’s daily sales deposit activity. These amounts are reflected as Deposit, Merchant Processors on the Company’s condensed consolidated balance sheets.
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
Six Months Ended June 30, 2009 and 2008 (unaudited)
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

DigitalFX International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2009 and 2008 (unaudited)
The following table represents certain financial instruments of the Company measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Investments at fair value	$110	$—	$402	$512

	Level 1	Level 2	Level 3	Total
Liabilities:
Conversion feature derivative at fair value	$—	$—	$143	$143
Warrant derivative at fair value	$—	$—	$34	$34

	$—	$—	$177	$177

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
Revenues
The Company generates revenue through (i) sales of affiliate business packages to Affiliates which include sales literature, training videos and other selling aids and the initial month’s subscription to its suite of internet marketing tools which include enhanced video and audio email service, live web casting, on demand video conferencing and a state of the art e-marketing campaign manager, (ii) sales of monthly subscriptions to retail and business customers and Affiliates of the suite of internet marketing tools which include enhanced video and audio email service, live web casting, on demand video conferencing and a state of the art e-marketing campaign manager, (iii) sales of branded apparel and merchandise, (iv) sales of electronic components and (v) hosting conferences and events.
Affiliate Business Packages
The Company recognizes revenue from the sales of the sales literature, training videos and selling aids within the business package, including shipping revenue, in accordance with SAB No. 104, when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time the product is shipped to customers when title and risk of loss have transferred. Allowances for estimated subsequent customer returns are provided when revenues are recorded. Costs incurred for the shipping and handling of its products are recorded as cost of sales. Effective in May 2009, the Company has made its sales literature, training videos and selling aids available to its Affiliates online, and no longer physically “ships” out these items.

DigitalFX International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2009 and 2008 (unaudited)
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
A monthly subscription is cancellable at any time and the relevant subscription fee is refundable if such cancellation is made in writing in accordance with and within the time frames specified by the Company’s policies and procedures guide. Allowances for estimated subsequent customer returns are provided when revenues are recorded.
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
Six Months Ended June 30, 2009 and 2008 (unaudited)
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
Conferences and Events
The Company also earns fees for certain events it hosts such as sales and training conferences and seminars. Revenue is recognized when all of the criteria of SAB No. 104 described above are met, which is generally after the event has occurred. Amounts collected prior to the event are reflected as deferred revenue, and recognized after the event has occurred. As of June 30, 2009, there was no deferred revenue related to conferences and events.
Shipping and Handling Fees
Shipping and handling fees are billed to customers and included in revenue. The related costs are included in cost of goods sold. Shipping and handling costs are charged to expense as incurred. Total shipping and handling costs of $31, $79, $83, and $178 are included in cost of goods sold for the three and six months ended June 30, 2009 and 2008, respectively.
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

DigitalFX International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2009 and 2008 (unaudited)
Valuation Assumptions
The fair value of options and warrants were estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions for the six months ended June 30, 2009 and 2008:

	June 30,	June 30,
	2009	2008
Dividend yield	-0-	-0-
Risk-free interest rate	1.50% – 4.64%	4.50% – 4.64%
Expected volatility	42.00% – 101.54%	42.00% – 68.38%
Expected life of options	5 years	5 years
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
As of June 30, 2009 and 2008, potentially dilutive securities include options to purchase approximately 315,000 and 1,121,000 shares of common stock and warrants to purchase approximately 1,275,000 and 1,275,000 shares of common stock, respectively. In addition, at June 30, 2009, potentially dilutive securities include Series A Convertible Preferred Stock, which is convertible into 10,000,000 shares of common stock, Series A Warrants, which are convertible into 5,000,000 shares of common stock and convertible notes, which are convertible into approximately 4,037,000 shares of common stock.
Potentially dilutive securities were not included in the calculation of loss for the three and six months ended June 30, 2009 and 2008, because the Company incurred a loss during such periods and thus their effect would be anti-dilutive, and basic and diluted loss per share are the same.
Member Incentives
The Company’s commission structure is based on a multi-tiered affiliate program. Commissions are recorded for sales, including commissions based on bonus points assigned to products which are independent of the product’s price. Commissions totaled $459, $1,091, $1,710 and $3,526 for the three and six months ended June 30, 2009 and 2008 respectively, and are included in the accompanying condensed consolidated statements of operations.

DigitalFX International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2009 and 2008 (unaudited)
Comprehensive Loss
SFAS 130, “Reporting Comprehensive Income,” established rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company’s foreign currency translation adjustments to be reported as a separate component (comprehensive income/loss) of stockholders’ equity. The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009		2008
Net loss	$(756)	$(1,942)	$	$(2,657)	$(5,055)

Foreign currency translation	(16)	(1)		(8)	18

Fair value adjustment on investment	—	—		—	273

Comprehensive Loss	$(772)	$(1,943)		$(2,665)	$(4,764)

Recent Accounting Pronouncements
In December 2007, Financial Accounting Standards Board (“FASB”) SFAS 141R, “Business Combinations (revised 2007)” was issued. SFAS 141R replaces SFAS 141 “Business Combinations”. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date, as well as the adoption date for the Company was January 1, 2009. Although SFAS 141R may impact its reporting in future financial periods, the Company has determined that the standard did not have any impact on its historical consolidated financial statements at the time of adoption.
In April 2008 the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The effective date, as well as the adoption date for the Company was January 1, 2009. Although FSP 142-3 may impact its reporting in future financial periods, the Company has determined that the standard did not have any impact on its historical consolidated financial statements at the time of adoption.

DigitalFX International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2009 and 2008 (unaudited)
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS 160 requires: (a) noncontrolling interests in subsidiaries to be separately presented within equity; (b) consolidated net income to be adjusted to include the net income attributable to a noncontrolling interest; (c) consolidated comprehensive income to be adjusted to include the comprehensive income attributed to a noncontrolling interest; (d) additional disclosures; and (e) a noncontrolling interest to continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The effective date, as well as the adoption date for the Company was January 1, 2009. Although SFAS 160 may impact its reporting in future financial periods, the Company has determined that the standard did not have any impact on its historical consolidated financial statements at the time of adoption.
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

DigitalFX International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2009 and 2008 (unaudited)
The following table presents net revenue by category for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenue:

Subscription fees for access plans and administrative tools	$1,151	$2,951	$2,637	$6,432
Affiliate business packages	106	651	286	1,420
Electronic components	—	13	—	346
Upgrades to business packages	39	118	87	262
Merchandise and Shipping fees	5	71	18	161

Total Revenue	$1,301	$3,804	$3,028	$8,621

The breakdown of revenues generated by geographic region for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

United States, Canada & Mexico	84%	84%	86%	86%
United Kingdom	4%	3%	4%	3%
Europe	4%	6%	3%	5%
Australia/New Zealand	8%	7%	7%	6%

	100%	100%	100%	100%

Assets and liabilities located in countries outside the United States were not material at June 30, 2009 or 2008.

DigitalFX International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2009 and 2008 (unaudited)
The breakdown of revenues generated by customer type for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Affiliates	82%	86%	82%	87%
Retail and other customers	18%	14%	18%	13%

	100%	100%	100%	100%

Note 4. Inventories
Inventories, net consisted of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Kits, cameras and merchandise	$308	$361
Less: Allowance for obsolete inventory	(204)	(66)

	$104	$295

Note 5. Investments
Investments consist of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009			December 31, 2008
		Unrealized			Unrealized
	Cost	Loss	Net	Cost	Loss	Net
Fusion Telecommunications Int’l Inc.	$700	$(590)	$110	$700	$(531)	$169
STB TeleMedia, Inc.	402	—	402	—	—	—

	$1,102	$(590)	$512	$700	$(531)	$169

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

DigitalFX International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2009 and 2008 (unaudited)
At June 30, 2009 and December 31, 2008, the fair value of the Company’s common share equivalents in Fusion was $110 and $169, respectively.
STB TeleMedia, Inc.
In March 2009, the Company exchanged parts and electronic components inventory with a net book value of $402 related to the development of a set top box device and prepaid bandwidth charges paid to a related entity for 416,546 shares of common stock, or approximately 7 percent of the total common stock outstanding, of STB TeleMedia, Inc. (STB TeleMedia). At December 31, 2008, prior to the exchange, the Company classified its investment as assets held for exchange.
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
Other investors in STB TeleMedia include Richard Kall, the Company’s current CEO and Chairman of the Board.
At June 30, 2009, the Company’s investment in STB TeleMedia totaled $402, which approximates fair value based upon recent cash investments made by unrelated entities into STB TeleMedia.
Note 6. Property and Equipment
Property and equipment at June 30, 2009 and December 31, 2008 consists of the following:

	June 30,	December 31,
	2009	2008
Furniture and fixtures	$47	$47

Computers and equipment	441	441
Capital lease equipment	149	149
Purchased software	789	789

	1,426	1,426
Less: accumulated depreciation and amortization	(1,121)	(940)

	$305	$486

DigitalFX International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2009 and 2008 (unaudited)
All property and equipment above is depreciated over a three year life. Depreciation and amortization expense for the three and six months ended June 30, 2009 and 2008 was $90, $181, $78 and $171, respectively.
Note 7. Convertible Notes Payable
As of June 30, 2009, convertible notes payable consist of the following:

	Loan	Loan	Current	Noncurrent
	Balance	Discount	portion	Portion
Amended and Restated Notes	$606	$(149)	$457	$—
Amended and Restated Notes, related party	363	(89)	274	—

	$969	$(238)	$731	$—

As of December 31, 2008, convertible notes payable consist of the following:

	Loan	Loan	Current	Noncurrent
	Balance	discount	portion	Portion
Amended and Restated Notes	$580	$(63)	$44	$473
Amended and Restated Notes, related party	359	—	6	353

	$939	$(63)	$50	$826

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
In October, 2008, Richard Kall, the Company’s Chief Executive Officer and majority shareholder, agreed to purchase an aggregate of $350 of the unpaid principal amount of the Amended and Restated Notes, Amended and Restated Warrants to purchase an aggregate of 90,517 shares of the Company’s common stock, and an aggregate of 120,000 shares of common stock previously issued to the Investors.

DigitalFX International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2009 and 2008 (unaudited)
On December 22, 2008, the Company, the Investors, and Richard Kall entered into a second restructuring of the Notes issued to the Investors and to Richard Kall whereby the remaining principal balance of the outstanding Notes was reduced by $2,050 to $922 through a combination of 1) a $650 cash payment; 2) transfer of the Company’s shares of common stock in WoozyFly, Inc. valued at $800; and 3) the Company’s issuance to the investors of shares of its common stock valued at $600. As of June 30, 2009, the balance of the Notes included $30 of accrued interest reclassified to the principal amount upon reissuance of the Notes on February 2009. The Amended and Restated Notes have a term expiring November 30, 2010, will carry interest at 7.50% per annum on the unpaid/unconverted principal balance, payable quarterly in arrears in cash beginning April 1, 2009, and will be secured on a senior basis against all of the assets of the Company. The Company will also be required to make aggregate monthly principal payments of $25 plus accrued interest thereon, beginning July 1, 2009. The Amended and Restated Notes will be convertible at the option of the holders thereof prior to their maturity into approximately 4,037,000 shares of Common Stock, based on a conversion price equal to $0.24 per share (subject to adjustment as provided in the Amended and Restated Notes, including pursuant to economic anti-dilution adjustments).
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
The holders of the Amended and Restated Notes will be entitled to accelerate the maturity in the event that there occurs an event of default under the Amended and Restated Notes, including, without limitation, if the Company fails to pay any amount under the Amended and Restated Notes when due, if a judgment is rendered against the Company in an amount set forth in the Amended and Restated Notes, if the Company breaches any representation or warranty under that certain Securities Purchase Agreement dated November 30, 2007, as amended, or other transaction documents, or if the Company fails to comply with the specified covenants set forth in the Amended and Restated Notes. Among other covenants, the Amended and Restated Notes contain financial covenants whereby the Company will be required to achieve specified EBITDA (earnings before interest, tax, depreciation and amortization) and revenue targets in each of the fiscal quarters during which the Amended and Restated Notes are outstanding. Any failure by the Company to achieve an EBITDA or revenue target will be considered a breach of the financial covenant. For the three months ended June 30, 2009, the Company determined that it was not in compliance with the specified EBITDA and revenue targets as set forth in the Amended and Restated Notes. The Company has not received notice from the holders of the Amended and Restated Notes about their intent to request that the Company redeem any or all of the outstanding notes. At June 30, 2009, the Company reflected the outstanding net principal balance of $731 as a current liability in the Company’s accompanying condensed consolidated balance sheets.

DigitalFX International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2009 and 2008 (unaudited)
As further described in Note 8, EITF 07-05 became effective January 1, 2009. In connection with its implementation, the Company was required to classify the conversion feature of the Amended and Restated Notes and the related warrants as derivative liabilities. The cumulative effect of adopting EITF 07-05 resulted in a decrease in the carrying value of the notes as of January 1, 2009 from $876 to $617. The Company recognized $77, $175, $127 and $428 in financing cost expense, which includes interest expense and the amortization of deferred financing costs and the note valuation discount, for the three and six months ended June 30, 2009 and 2008, respectively.
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
The derivative liabilities were valued using a probability weighted Black-Scholes-Merton valuation technique with the following weighted average assumptions:

	June 30,	December 31,	December 22,
	2009	2008	2008
Conversion feature:
Risk-free interest rate	1.58%	1.58%	1.58%
Expected volatility	101.54%	101.54%	101.54%
Expected life (in years)	1.50 years	2.0 years	2.0 years
Expected dividend yield	0	0	0

Warrants:
Risk-free interest rate	1.58%	1.58%	1.58%
Expected volatility	101.54%	101.54%	101.54%
Expected life (in years)	3.50 years	4.0 years	4.0 years
Expected dividend yield	0	0	0

Fair Value:
Conversion feature	$143	$104	$259
Warrants	$34	$27	$65

	$177	$131	$324

DigitalFX International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2009 and 2008 (unaudited)
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
EITF 07-05 was implemented in the first quarter of 2009 and is reported as a cumulative change in accounting principles. The cumulative effect on the accounting for the conversion feature of the notes and the warrants is as follows:

	Additional	Accumulated	Derivative	Convertible
	Paid-in Capital	Deficit	Liability	Notes
Derivative Instrument:
Conversion feature	$—	$155	$104	$(259)
Warrants	$(65)	$38	$27	$—

	$(65)	$193	$131	$(259)

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
Six Months Ended June 30, 2009 and 2008 (unaudited)
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
During the six months ended June 30, 2009, the Company accrued $120 of dividends due to Mr. Kall in accordance with the preferred stock agreement.
Other Equity Transactions
On April 1, 2009, the Company granted 500,000 shares of fully paid common stock to Abraham Sofer, the Company’s President, for services rendered and 250,000 shares of fully paid common stock to Tracy Sperry, the Company’s Chief Financial Officer for services rendered. In addition, during the six months ended June 30, 2009, the Company also granted 650,000 shares of common stock to consultants for services rendered. For the six months ended June 30, 2009, the Company recognized compensation expense for these grants of $188, as they represent compensation for past services, in the accompanying condensed consolidated statements of operations, which was the market value of the shares on the date of grant.
Note 10. Loan from Shareholder
In 2009, Richard Kall advanced the Company $970 for operating purposes. The terms of the financial instrument, which will include this advance and the $230 advanced to the Company in July 2009 as described in Note 15, are currently being negotiated. The requirements of the convertible notes payable described in Note 7 require that this instrument be subordinated to it, thus the Company has classified the advance as a non-current liability in its condensed consolidated balance sheets.

DigitalFX International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2009 and 2008 (unaudited)
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
As of June 30, 2009, approximately 1,750,000 shares were available for grant under the 2006 Stock Incentive Plan.

DigitalFX International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2009 and 2008 (unaudited)
The following is a summary of option activity (including plan and non-plan options) for the six months ended June 30, 2009 (in thousands, except per share data):

			Weighted
		Range of Exercise	Average
	Shares	Prices	Exercise Price
Outstanding at December 31, 2008	830,000	$0.26-$1.21	$0.91
Granted	—	—	—
Exercised	—	—	—
Cancelled	(515,000)	$0.55-$1.21	$.99

Outstanding at June 30, 2009	315,000	$0.26-$1.21	$0.79

Exercisable at June 30, 2009	222,000	$0.26-$1.21	$0.65

The following table summarizes information regarding options outstanding at June 30, 2009:

				Weighted Average
			Weighted	Remaining
			Average	Contractual Term	Aggregate
	Shares	Exercise Price	Exercise Price	(months)	Intrinsic Value
Shares Granted Quarter Ended December 31, 2005	139,000	$0.26	$0.26	8	—
Shares Granted Quarter Ended June 30, 2008	176,000	$1.21	$1.21	60	—

Outstanding at June 30, 2009	315,000	$0.26-$1.21	$0.79	68	$—

Exercisable at June 30, 2009	222,000	$0.26-$1.21	$0.65	55	$—

The Company recognized compensation expense from vesting of stock options of $27, $83, $160 and $286 for the three and six months ended June 30, 2009 and 2008, respectively, and had estimated future compensation expense from these stock options of $127 at June 30, 2009 which will be recognized over the remaining estimated weighted useful life of the options.

DigitalFX International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2009 and 2008 (unaudited)
Warrants
The following is a summary of common stock warrant activity for the six months ended June 30, 2009 (in thousands, except per share data):

			Weighted
		Range of Exercise	Average
	Shares	Prices	Exercise Price
Outstanding at December 31, 2008	1,275,000	$0.26-$0.959	$0.79
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—

Outstanding at June 30, 2009	1,275,000	$0.26-$0.959	$0.79

Exercisable at June 30, 2009	1,275,000	$0.26-$0.959	$0.79

The following table summarizes information regarding common stock warrants outstanding at June 30, 2009:

			Weighted Average
			Remaining
			Contractual Term	Aggregate
	Shares	Exercise Price	(months)	Intrinsic Value
Outstanding at June 30, 2009	1,275,000	$0.26-$0.959	40	$—

Exercisable at June 30, 2009	1,275,000	$0.26-$0.959	40	$—

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
Six Months Ended June 30, 2009 and 2008 (unaudited)
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
In connection with the services discussed above, the Company incurred expenses of $98, $418, $364, and $734 during the three and six months ended June 30, 2009 and 2008, respectively.
AttainResponse, LLC
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
In consideration for entering into the Option, the Company also agreed to assume up to $118 of debt owed by AttainResponse. In June 2009, the Company issued 493,750 shares of its common stock to stockholders of AttainResponse in satisfaction of this debt. The Company recognized this stock issuance as an expense of $118 in its condensed consolidated statements of operations for the three months ended June 30, 2009.

DigitalFX International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2009 and 2008 (unaudited)
The exercise of the Option is conditioned upon the completion of additional research and development tasks and a seamless integration of AttainResponse’s technology with the Company’s technology, as well as the entry into the license and service agreement. If the monthly revenues of the Company reach $1,500 during the Option Term, the Company will be obligated to exercise the Option.
Until the license and service agreement is finalized, the Company has agreed to pay AttainResponse $85 per month for licensing and service fees, on a month to month basis. For the three and six months ended June 30, 2009, the Company has paid AttainResponse $255 and $510, respectively.
Other Related Party Transactions
During the three and six months ended June 30, 2009 and 2008, the Company made payments to Vayan Marketing Group, LLC totaling $0, $5, $15 and $15, respectively under a month to month agreement to provide auto-responder services to the Company. An officer of Vayan Marketing Group, LLC is an immediate family member of the Company’s Chief Executive Officer and Chairman of the Board, Richard Kall.
In addition, the Company pays commissions to various family members of the current and previous management in the normal course of business as affiliates of VMdirect. For the three and six months ended June 30, 2009 and 2008, these payments totaled $63, $126, $173, and $345 respectively.
Note 13. Income Taxes
The provision (benefit) for income taxes consists of the following for the six months ended June 30, 2009 and 2008:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2009	2008

Current tax provision — federal	$—	$—
- foreign	—	—
Deferred tax provision- federal	(46)	28
- foreign	—	—

Income tax provision (benefit)	$(46)	$28

DigitalFX International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2009 and 2008 (unaudited)
A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the six months ended June 30, 2009 and 2008:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2009	2008
Income before income tax provision	$(2,703)	$(5,027)

Expected tax (federal statutory rate 34%)	(919)	(1,709)
Permanent differences	46	193
Change in valuation allowance	854	1,539
Other differences	(27)	5

Income tax provision	$(46)	$28

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2009, the Company does not have a liability for unrecognized tax benefits.
The Company files income tax returns in the U.S. federal jurisdiction. The Company is subject to U.S. federal income tax examinations by tax authorities for periods after June 16, 2006, the date at which the Company completed its reverse merger transaction. In addition, the Company files income tax returns in the United Kingdom and Ireland for the foreign subsidiaries located in these jurisdictions. The Company is subject to tax examinations by tax authorities in these jurisdictions. As of June 30, 2009, there are no open foreign income tax audits or related inquiries regarding the Company’s foreign subsidiaries.
The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

DigitalFX International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except for Share and Per Share Data)
Six Months Ended June 30, 2009 and 2008 (unaudited)
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
Six Months Ended June 30, 2009 and 2008 (unaudited)
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
On November 20, 2008, VMdirect and DigitalFX Solutions dismissed their complaint against the former Affiliate and in April 2009, filed notices with the State of California informing the State of termination of business in that state. Trial on the former Affiliate’s cross-complaint was set for May 18, 2009. The trial date was vacated and the parties were ordered to mediation, presently set to occur on August 21, 2009. A new trial setting conference and post mediation status conference is set for September 10, 2009.
Management believes there exists no basis for the former Affiliate’s claims and intends to defend this matter vigorously. In the event the Company’s management’s assessment of the case is incorrect, or the former Affiliate actually obtains a favorable judgment for the claimed damages, the economic impact on us should not materially affect our operations.
Mr. Mickey Elfenbein served as the Company’s Chief Operating Officer from September 17, 2007 through October 17, 2008. Mr. Elfenbein was party to an employment agreement with the Company pursuant to which Mr. Elfenbein received base compensation at an annual rate of no less than $250. The employment agreement had a term of three years subject to automatic one-year renewals unless either party provided 120 days prior written notice to the other of non-renewal. If the Company were to terminate Mr. Elfenbein’s employment for any reason other than for cause (as defined in the employment agreement), his death or his permanent disability, or if Mr. Elfenbein terminates his employment due to a constructive termination (as defined in the employment agreement), the Company is required to pay Mr. Elfenbein his then current base salary for a period of 12 months, and to continue his benefits (covering Mr. Elfenbein and his family) for the same period, unless Mr. Elfenbein commences other employment pursuant to which he receives comparable benefits. On October 17, 2008, the Company terminated its relationship with Mr. Elfenbein, and the Company continues to negotiate the terms of Mr. Elfenbein’s separation. The Company believes the matter will be settled through arbitration. The Company believes that it had cause to terminate Mr. Elfenbein, and that no further amounts will be due or payable to him, and there is no accrual for severance or termination claims necessary as of June 30, 2009.
Note 15. Subsequent Events
In July 2009, Richard Kall advanced the Company an additional $230 for operating purposes. The terms of the financial instrument that will evidence these advances are currently being negotiated.

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
Business Overview
We are a direct selling company offering an exclusive suite of internet marketing tools which include enhanced video and audio email service, live webcasting, on demand video conferencing and a state-of-the-art e-marketing campaign manager. As such, we are the only company in the marketplace combining Web 2.0 applications as the products, and a multi-tiered system as the sales force. Based in Nevada, our distribution network spans over 17 countries, yet most of our revenues currently are derived from the U.S. market.
Starting in fiscal 2009, we shifted our product focus from social networking to internet marketing products for small business users, and launched the ComF5 Suite (“F5”) product line, which became available for sale in June. The F5 product enables our users to easily create and distribute email marketing campaigns at an affordable price. F5 is powered by technology provided by AttainResponse, LLC, a Colorado based company (“AttainResponse”). In December 2008, we acquired an option to purchase up to 48 percent of AttainResponse. AttainResponse’s technology will be sold exclusively through our company.
In 2006, VMdirect, the predecessor of our company and today one of our subsidiaries, went through a reverse merger to create DigitalFX International, Inc. as a publicly traded holding company for three business divisions (VMdirect—product subscriptions for Affiliates, helloWorld—retail social networking product; and AttainResponse—internet marketing tools for small and medium sized businesses, i.e., the F5 product, which replaced the FirstStream product in the second quarter of 2009). From 2003 through 2006 we attained a significant level of growth primarily because free online video postings (YouTube, MySpace, FaceBook, etc.) were not prevalent and video mail was a relatively new application. This growth pattern was reversed due to competition and to mismanaged product launches in late 2006, throughout 2007 and most of 2008. Our Affiliate and customer base continued to decline as we struggled to stabilize our product offerings. In an effort to turn revenues around, we went through a complete management and products overhaul during the fourth quarter of 2008.
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
Results of Operations
Three and Six Months Ended June 30, 2009 Compared with Three and Six Months Ended June 30, 2008 (in thousands, except for customer base data)
As described above, during 2008 we experienced a reversal in the growth of our affiliate base due to increased competition in the marketplace and lack of focus on our product offerings. While we continue to cut costs and reduce overhead, our results correlate directly to the decline in our customer base further effected by significant non-cash, non-operating expenses related to the fair value adjustment required by recent accounting pronouncement EITF 07-05, which requires us to value through earnings the embedded conversion feature of our convertible notes and the related warrants, our stock-based compensation expense and unrealized losses on investments made prior to the change in control.
The new management team that took over in the fourth quarter of 2008 is committed to a complete turnaround of our business through renewed focus and exciting new products geared towards the burgeoning email marketing industry. We anticipate strong performance from the F5 launch and we believe we will see a marked improvement in our financial position and results of operations in the third and fourth quarters of 2009.

The following table presents revenue by category for the three and six ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenue:

Subscription fees for access plans and administrative tools	$1,151	$2,951	$2,637	$6,432
Affiliate business packages	106	651	286	1,420
Electronic components	—	13	—	346
Upgrades to business packages	39	118	87	262
Merchandise and Shipping fees	5	71	18	161

Total Revenue	$1,301	$3,804	$3,028	$8,621

Net revenues decreased $2,503 or 66% and $5,593 or 65% from the three and six months ended June 30, 2008 to the corresponding periods in 2009. This decrease relates directly to the number of active customers.
The following is a breakdown of our active customer base as of June 30, 2009 and 2008:

	June 30,	June 30,
	2009	2008
Affiliates	3,520	9,455
Retail subscribers	5,139	12,258

Total active customers	8,659	21,713

We strongly believe that with our new management team in place and shift in focus to internet marketing products, we will see substantial growth in our customer base in 2009 and beyond.
Gross Profit
As a percentage of sales, gross profit decreased from 82% of sales to 56% of sales from the three months ended June 30, 2008 to the three months ended June 30, 2009, respectively and from 80% of sales to 54% of sales from the six months ended June 30, 2008 to the six months ended June 30, 2009. The decrease in gross profit in the current year relates to the fixed component of the costs associated with maintaining our websites. Additionally, during the first quarter of 2009, as we transitioned to the F5 product, we carried the cost of maintaining two platforms. We expect our gross profit to improve starting in the third quarter driven by growth in sales and a decrease in fixed costs as we completed the transition to the new F5 platform and no longer are carrying the cost of maintaining two platforms.
Commission Expenses
As a percentage of sales, commission expenses decreased from 45% of sales to 35% of sales for the three months ended June 30, 2008 to the three months ended June 30, 2009, respectively, and decreased from 41% of sales to 36% of sales for the six months ended June 30, 2008 to the six months ended June 30, 2009, respectively. Commission expenses for the three and six months ended June 30, 2008 included consulting fees related to our international sales. On an on-going basis, we expect commission expenses as a percentage of sales to stay in the range of 35%-38%.

Other Operating Expenses
The following table represents a breakdown of other operating expenses for the three and six months ended June 30, 2009 and 2008. These comparisons are not necessarily indicative of future spending.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Salaries, benefits and other compensation	$577	$1,406	$1,378	$2,661
Corporate expenses	180	242	451	538
Product development	—	255	111	395
International deployment and administration	40	106	85	245
Merchant fees	47	148	110	336
Marketing expenses	5	187	26	261
General and administrative	454	468	806	838

Total Other Operating Expenses	$1,303	$2,812	$2,967	$5,274

In the three months ended June 30, 2009, while other operating expenses decreased by $1,509, or 54% from the quarter ended June 30, 2008, as a percentage of revenue, they represented 100% in the second quarter of 2009 versus 73% in the corresponding period in 2008. In the six months ended June 30, 2009, while other operating expenses decreased by $2,307, or 44% from the six months ended June 30, 2008, as a percentage of revenue, they represented 98% versus 61% in the corresponding period in 2008. We have taken significant steps to control costs and reduce overhead expenses. We have reprioritized a number of initiatives as we strive for simplification and product solidification as evidenced by our F5 product launch. As such, we recently revised our personnel structure by reducing resources in non-core areas and enhancing personnel focused on the delivery of our new product. We do not believe these revisions have inhibited growth or quality of services. In addition, we have decreased spending on other areas, including outside consultants, legal and international expansion. We expect that our other operating expenses will decrease as a percentage of revenue through these ongoing efforts.
Other expense, net decreased by $785 to $(281) in the three months ended June 30, 2009 from $504 in the corresponding period in 2008 and by $2,875 to $280 for the six months ending June 30, 2009 from $3,155 for the corresponding period in 2008. This decrease relates mainly to non-cash items incurred in the three and six months ended June 30, 2008, including the loss on modification of debt of $1,920, which occurred when our convertible notes were first restructured in March of 2008. As we recorded a $325 loss on our investment in a company owned by a former officer of the Company in the three months ended June 30, 2008, our unrealized losses on investments decreased from $376 in the three months ended June 30, 2008 to a gain of $17 in the same period in 2009. In addition, financing costs related to our convertible notes went from $127 and $428 in the three and six months ended June 30, 2008, respectively to $77 and $175 for the three and six months ended June 30, 2009 as a result of the restructuring of the notes in 2008 which lowered our principal balance in 2009.

Liquidity and Capital Resources (in thousands, except for share data)
Our cash requirements are principally for working capital. Historically, we have funded our working capital needs through operations, the sale of equity and debt interests and through capital contributions from related parties. We anticipate that we will continue to fund our working capital needs through these methods.
We will require additional external capital to fund our ongoing operations. While there are currently no definitive plans for debt or equity financing and we currently have no committed sources of external capital, we intend to vigorously pursue external financing options during the third and fourth quarters of 2009. There can be no assurance that external financing will be available to us, or if available, that it would be available on terms acceptable to us. If revenues do not increase to a level sufficient to operate our business of if we are unable to obtain acceptable external financing, we will have to make a determination as to how to continue our business.
The accompanying condensed consolidated financial statements (see Item 1) have been prepared assuming we will continue as a going concern. We incurred a net loss of $2,657 and utilized cash in operating activities of $1,374 during the six months ended June 30, 2009, and as of June 30, 2009 our current liabilities exceeded current assets by $2,485. These matters raise substantial doubt about our ability to continue as a going concern.
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
For the six months ended June 30, 2009, cash used by Operating Activities was $1,374 and consisted of net loss of $2,657 that was offset by substantial non-cash items totaling $785, including loss on derivative financial instruments of $46, unrealized losses on investments of $59, stock option expense of $83 and stock issued for services totaling $306 and by changes in operating assets and liabilities.
For the six months ended June 30, 2008, cash used by Operating Activities was $2,213 and consisted of net loss of $5,055 increased by non-cash items of $3,660, including $1,920 related to restructuring of debt and decreased by $818 due to changes in other operating assets and liabilities.
For the six months ended June 30, 2009, we had no Investing Activities.
For the six months ended June 30, 2008, net cash used in Investing Activities related to the exercise of warrants to acquire an interest in SaySwap of $100 and software licenses purchased totaling $204 (including $149 of anti-spam technology financed through a capital lease arrangement).
For the six months ended June 30, 2009, net cash provided by Financing Activities was $947 and consisted of the proceeds from advances from Richard Kall of $970 net of the repayment of capital lease financing for our anti-spam program of $23.
For the six months ended June 30, 2008, net cash used in Financing Activities included proceeds from the exercise of stock options of $2 offset by the cash repayment of $2,000 related to the restructuring of the convertible notes ($2,000 of restricted cash was also repaid as part of the restructuring of the convertible notes), $25 principal payment on the Amended and Restated Notes, and proceeds from capital lease financing of anti-spam technology of $149.

As fully described in Notes 7, 9 and 10 in the Notes to the condensed consolidated financial statements, we are party to the following recent financing transactions:
•	In November 2007, we received $7,000 from institutional investors in exchange for senior secured convertible notes (“Notes”). In March 2008, the terms of the Notes were restructured and we returned $4,000 of the funds. We also issued an aggregate of 1,000,000 shares of our common to the investors in connection with the March 2008 restructuring. In October 2008, Richard Kall, our Chief Executive Officer and Chairman, purchased $350 of the Notes from the investors.
•	In December 2008, the Notes were further restructured and the remaining principal balance was reduced by $2,050 through a combination of 1) a $650 cash payment; 2) transfer of our shares of common stock in WoozyFly, Inc. valued at $800; and 3) our issuance to the investors of shares of our common stock valued at $600.
•	In December 2008, we designated and issued 2,000,000 shares of Series A Preferred Stock to Mr. Kall in exchange for $2,000.
•	Through July 29, 2009, Mr. Kall has advanced a total of $1,200 to us for operating purposes. The terms of this financial instrument are currently being negotiated.
Our business benefits from low capital expenditure requirements. Our capital expenditures for 2009 are expected to primarily relate to enhancements for software applications.
Backlog
Backlog is currently only relevant to our merchandise sales, as all subscription services are delivered upon enrollment or at monthly renewal. Because merchandise sales are an insignificant part of our business, we do not believe that backlog is a meaningful indicator of future business prospects.
Geographic Information
The breakdown of revenues generated by geographic region for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
United States, Canada & Mexico	84%	84%	86%	86%
United Kingdom	4%	3%	4%	3%
Europe	4%	6%	3%	5%
Australia/New Zealand	8%	7%	7%	6%

	100%	100%	100%	100%

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
Revenue Recognition
We generate revenue through (i) sales of affiliate business packages to Affiliates which include sales literature, training videos, and other selling aids and the initial month’s subscription to our suite of internet marketing tools which include enhanced video and audio email service, live web casting, on demand video conferencing and a state of the art e-marketing campaign manager (ii) sales of monthly subscriptions to retail and business customers and Affiliates of the suite of internet marketing tools which include enhanced video and audio email service, live web casting, on demand video conferencing and a state of the art e-marketing campaign manager, (iii) sales of branded apparel and merchandise, (iv) sales of electronic components and (v) hosting conferences and events.
Affiliate Business Packages
We recognize revenue from the sales of the sales literature, training videos and selling aids within the business package, including shipping revenue, in accordance with SAB No. 104, when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time the product is shipped to customers when title and risk of loss have transferred. Allowances for estimated subsequent customer returns are provided when revenues are recorded. Costs incurred for the shipping and handling of our products are recorded as cost of sales. Effective in May 2009, we have made our sales literature, training videos and selling aids available to our Affiliates online, and no longer physically “ship” out these items.
We recognize revenue from sale of the Affiliate’s initial month’s subscription to the internet-based suite of products in accordance with generally accepted accounting principles and based on the fair value of such suite of products. Fair value is determinable because the subscription fee is thereafter billed monthly at a fixed rate based on the level of service selected. Access to the internet-based studio suite of products is delivered together, and the individual products within the suite cannot be sold separately. Access is delivered immediately upon sign up and order acceptance.
Sales of the above products, ranging in price from $95 to $2,495 USD (pricing not in thousands), entail no post-customer support or delivery of any other items.
Monthly Subscriptions
We sell subscriptions for our internet-based studio suite of products to retail customers, business and Affiliates. We recognize revenue when all of the criteria of SAB No. 104 referred to above are met, which is when the subscription is initiated, and then monthly based on an automatic renewal. Our services are provided immediately upon enrollment and continue until cancelled. The recurring subscription can be cancelled at any time in writing. If cancelled within the first 7 days after enrollment (effective November 2008), 90% of the fee is refunded, pro-rated for the number of days not used during the month (subject to terms and conditions in VMdirect’s policies and procedures guide). If a subscription is cancelled after the first month of service, a full refund is issued for the month if the cancellation is received in writing within 48 hours prior to the renewal billing date. No refund is issued if a subscription is cancelled more than 48 hours prior to the renewal billing date for the month. We record an allowance for subscription cancellations based on an analysis of historical data for the four months preceding the date of measurement. We apply a cancellation percentage to subscription revenue that is subject to cancellation within the first 7 days of enrollment or 48 hours prior to the renewal billing date. The accuracy of these estimates is dependent on the rate of future cancellations being consistent with the historical rate. Increases or decreases to the sales allowance are charged to revenue.

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
Starting in the second quarter of 2009, our primary business is the sale of our F5 suite of products to our Affiliates and to our end users. This is a new platform and our future success depends, in part, on our ability to promote this product and service offering. The process of identifying and commercializing new products is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We may have to commit significant resources to commercializing F5 and other new products before knowing whether our investments will result in products the market will accept. Furthermore, we may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and a reduction in net sales and earnings.
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
While we previously achieved operating profits, we did not achieve an operating profit for the three and six months ended June 30, 2009, and we have a history of operating losses. Given the competitive and evolving nature of the industry in which we operate, the technical challenges of moving from the RazorStream platform to the F5 platform, and potential technical difficulties we may encounter in the future, we may not be able to achieve, sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds. In addition, to the extent we introduce new products that are not accepted by the market, we would continue to experience operating losses.

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
Eighty-two percent of our revenues for the three months ended June 30, 2009 have been derived from sales of our products and services to our Affiliates, and our future success depends on our ability to grow our Affiliate base, as well as to expand our retail subscriptions and initiate advertising revenue.
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
We currently conduct activities in Australia, Ireland, Mexico, New Zealand, the United Kingdom, and Spain. We have not been affected in the past by any of the potential political, legal or regulatory risks identified above. While we do not consider these risks to be material in the foreign countries in which we currently operate, they may be material in other countries where we may expand our business.
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
Prior to August 23, 2007, bid and ask prices for shares of our common stock were quoted on the OTC Bulletin Board under the symbol “DFXN.” From August 23, 2007 through February 12, 2009, our common stock was traded on AMEX under the symbol “DXN.” On February 13, 2009 our common stock resumed quotation on the OTC Bulletin Board under the symbol “DGFX.” Although our common stock is quoted on the OTC Bulletin Board, there is limited trading of our common stock and our common stock is not broadly followed by securities analysts. The average daily volume of our common stock as reported on AMEX and the OTC Bulletin Board for the three months ended June 30, 2009 was approximately 27,108 shares. Consequently, shareholders may find it difficult to sell shares of our common stock.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls And Procedures
As of June 30, 2009, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the 1934 Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Except as is described below, we are not currently party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.
On February 7, 2007, VMdirect and DigitalFX Solutions jointly filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles against a former Affiliate of VMdirect alleging a number of complaints including unfair business practice, misappropriation of trade secrets, slander, intentional interference with contractual relationship, intentional interference with prospective economic advantage and breach of contract, and seeking compensatory and punitive damages in amounts to be proved at trial, injunctive relief and attorneys’ fees and costs. Reference is made to the disclosure of this proceeding included in our Annual Report on Form 10-K (File Number 001-33667) filed with the Securities and Exchange Commission on March 23, 2009.
Since the filing of our Annual Report on Form 10-K (File Number 001-33667) filed with the Securities and Exchange Commission on March 23, 2009, the trial date (previously set for May 18, 2009) was vacated and the parties were ordered to mediation, presently set to occur on August 21, 2009. A new trial setting conference and post mediation status conference is set for September 10, 2009.
Management believes there exists no basis for the former Affiliate’s claims and intends to defend this matter vigorously. In the event management’s assessment of the case is incorrect, or the former Affiliate actually obtains a favorable judgment for the claimed damages, the economic impact on us should not materially affect our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 5, 2009, our board of directors authorized the issuance of 493,750 shares of our common stock to Wade Weston and Funmark Advertising, Inc. pursuant to our entry into a debt settlement agreement to fulfill our obligations under our Term Sheet with Attain Response, LLC. The shares issued to Mr. Weston and Funmark Advertising, Inc. had an aggregate value of approximately $39,500 based on the closing sale price of our common stock on June 5, 2009 of $0.08 per share. We did not pay any underwriting discounts or commissions in connection with the above stock issuance. In making the issuance without registration under the Securities Act, we relied upon the exemption from registration contained in Section 4(2) of the Securities Act.
Item 6. Exhibits
See attached Exhibit Index.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITALFX INTERNATIONAL, INC.
Date: July 31, 2009	By:	/s/ Tracy Sperry
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